Form 10QSB
period 2001-05-31
ROYAL CORONADO CO LTD
filed 2001-08-13
CIK 1137083

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------

                        Commission file number: 000-32505

                            ROYAL CORONADO CO., LTD.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)



           NEVADA                                         91-2103949
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)


                     26318 127th Ave SE Kent, WA 98031-7970
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)
                                  (253) 639-2406
                              ---------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of May 31, 2001 was 1,000,000.

                            ROYAL CORONADO CO., LTD.
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS


Part I  Financial Information                                               Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        May 31, 2001 (unaudited) and February 28, 2001                         3

        Condensed Statements of Operations for the three ended
        May 31, 2001 and 2000 (unaudited), and cummulative
        from inception on November 9, 1999 through May 31, 2001(unaudited)     4

        Condensed Statements of Cash Flows for the three months ended
        May 31, 2001 and 2000 (unaudited), and cummulative
        from inception on November 9, 1999 through May 31, 2001(unaudited)     5

        Statement of Changes in Stockholders' equity for the period
        from inception on November 9, 1999 through May 31, 2001(unaudited)     6

        Notes to Financial Statements (unaudited)                              7

Item 2. Plan of operation                                                      7

Part II - Other Information

  Item 1. Legal Proceedings                                                    7

  Item 2. Changes in Securities                                                7

  Item 6. Exhibits and Reports on Form                                         7

                            ROYAL CORONADO CO., LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                     ASSETS

                                                         MAY 31,    FEBRUARY 28,
                                                            2001            2001
                                                     (unaudited)
   TOTAL ASSETS                                     $          -    $          -
                                                    ============    ============



   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
  Account payable-officer                           $     10,555    $      5,095
                                                    ------------    ------------
            Total Current Liabilities                     10,555           5,095
                                                    ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.001, 500,000
   shares authorized, none issued
Common stock, par value $.001, 6,500,000
  shares authorized, 1,000,000 issued and
  outstanding                                              1,000           1,000
Paid-in capital                                              715             715
Contributed capital                                        6,195           6,195
(Deficit) accumulated during the development stage       (18,465)        (13,005)
                                                    ------------    ------------
         Total Stockholders' Equity (Deficit)            (10,555)         (5,095)
                                                    ------------    ------------
                                                    $          -    $          -
                                                    ============    ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            ROYAL CORONADO CO., LTD.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                    Cummulative
                                                                  From November 9,
                                                                         1999
                                                                     (Inception)
                                           Three Months Ended             to
                                         May 31,         May 31,         May 31,
                                          2001            2000            2001
                                      ----------      ----------      ----------
REVENUE                               $        -      $        -      $        -
                                      ----------      ----------      ----------
EXPENSES
  General and adminstrative                5,460           1,800          18,465
                                      ----------      ----------      ----------

    TOTAL EXPENSES                         5,460           1,800          18,465
                                      ----------      ----------      ----------
NET (LOSS)                            $   (5,460)     $   (1,800)     $  (18,465)
                                      ==========      ==========      ==========
NET (LOSS) PER COMMON SHARE-BASIC     $    (0.01)     $    *
                                      ==========      ==========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING           1,000,000       1,000,000
                                      ==========      ==========
* Less than $(.01) per share



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            ROYAL CORONADO CO., LTD.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                            Cummulative
                                                                          From November 9,
                                                                               1999
                                                                           (Inception)
                                                     Three Months Ended        to
                                                      May 31,    May 31,     May 31,
                                                      2001       2000         2001
                                                 (unaudited)(unaudited)    (unaudited)
                                                   --------- ---------   ------------
 CASH FLOWS FROM (TO) OPERATING ACTIVITIES
     Net (loss) from operations                    $  (5,460)$  (1,800)  $    (18,465)
     Capital contributed for services and rent                                  6,195
     Adjustments to reconcile net (loss) to net
        cash used by operating activities:
    Changes in-
      Account payable-officer                          5,460     1,800         10,555
                                                   --------- ---------   ------------
    NET CASH (USED BY) OPERATING ACTIVITIES                -         -         (1,715)
                                                   --------- ---------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                                         1,715
                                                   --------- ---------   ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES              -         -
                                                   --------- ---------   ------------
    NET INCREASE IN CASH                                   -         -              -

    CASH, BEGINNING OF PERIOD                              -         -              -
                                                   --------- ---------   ------------
    CASH, END OF PERIOD                            $       - $       -   $          -
                                                   ========= =========   ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            ROYAL CORONADO CO., LTD.
                         (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   (Deficit)
                                                                                  Accumulated
                                                                                   During the
                                            Common Stock       Paid-in Contributed Development
                                          Shares     Amount    Capital   Capital    Stage         Total
                                        -------------------- --------- ---------  ----------  ---------
Balance,  at inception                           - $       - $       - $       -  $        -  $       -

Proceeds from sale of
  common stock at $.001 per share        1,000,000     1,000       715                            1,715
Contributed capital                                                        1,995                  1,995
Net (loss)                                                                            (2,805)    (2,805)
                                       ----------------------------------------------------------------
Balance, February 29, 2000               1,000,000     1,000       715     1,995      (2,805)       905

Contributed capital                                                        4,200                  4,200
Net (loss)                                                                           (10,200)   (10,200)
                                       ----------------------------------------------------------------
Balance, February 28, 2001               1,000,000     1,000       715     6,195     (13,005)    (5,095)
(unaudited)

Net (loss) for the 3 months ended
  May 31, 2001                                                                        (5,460)    (5,460)
                                       ----------------------------------------------------------------
Balance May 31, 2001                     1,000,000 $   1,000 $     715 $   6,195  $  (18,465) $ (10,555)
                                       ================================================================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of May 31, 2001 and results of its operations and cash flows for the three months ended May 31, 2001 and 2000 have been made. Operating results for the three months ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ended February 28, 2002.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-SB for the year ended February 28, 2001.


ITEM 2 - Plan of Operation

The Management indicated that the Company is to merge with L & L Investments Holdings Inc, a British Virgin Islands company owned by a party related to the Company, which will be treated as the accounting acquiror.

As of May 31, 2001, the company has had no operations since inception, and is financially dependent on its shareholders, who have financed its existence to date.

The management of the Company believes that its shareholders will benefit when the merger with the related company is completed, as the accounting acquiror has 6 years of operations with assets of approximately $1.9 million as of April 30, 2001 (audited).


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter covered by this report.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13rd day of August, 2001.

By: /s/ Dickson Lee
-----------------------
Dickson Lee
President and Director