Form 10QSB
period 2001-08-31
ROYAL CORONADO CO LTD
filed 2002-01-15
CIK 1137083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2001.

                                       OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to _____________

                      Commission file number: ____________

                         L & L Financial Holdings, Inc.
                       (formerly Royal Coronado Co., Ltd)
        (Exact name of small business issuer as specified in its charter)

                              Nevada Not Applicable
                         (State or other jurisdiction of
       incorporation or organization) (I.R.S. Employer Identification No.)

                     26318 127th Ave SE Kent, WA 98031-7970
              ----------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (253) 639-2406
                      ------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ] Number of shares of issuer's Common Stock outstanding as of October 15, 2001:
5,779,800 Transitional Small Business Disclosure Format:

Yes [ ] No [ x ]

                               Table of Contents
Part I       Financial Information

Item 1.   Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of
April 30, 2001 and August 31, 2001 (unaudited)                                 2

Unaudited Condensed Consolidated Statements of Operations
for the three and six months ended August 31, 2001 and 2000                    3

Unaudited Condensed Consolidated Statements of Cash Flows
for the six month period ended August 31, 2001 and                             4
2000 (unaudited)

Unaudited Condensed Statement of Changes in Stockholders' equity
for the  four months ended August 31, 2001                                     5

 Notes to Consolidated Financial Statements (unaudited)                        6

 Item 2. Management's Discussion and Analysis or Plan of Operation             6

 Part II       OTHER INFORMATION

 Item 1. Legal Proceedings                                                     7

 Item 2. Changes in Securities                                                 7


PART I:    FINANCIAL INFORMATION
Item: Consolidated Financial Statements

                         L & L FINANCIAL HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                                       August 31      April 30
                                                          2001          2001
                                                      ------------  ------------
                                                      (unaudited)
CURRENT ASSETS:
         Cash                                        $     219,336 $     129,993
         Accounts receivable                               512,195       411,435
         Prepaid expenses                                        -         7,829
         Marketable Securities                             177,486
                  TOTAL CURRENT ASSETS                     909,017       549,257
                                                      ------------  ------------
PROPERTY AND EQUIPMENT, net                                166,228       168,547
                                                      ------------  ------------
OTHER ASSETS:
         Investments                                     1,190,000     1,190,000
                                                      ------------  ------------
                  TOTAL OTHER ASSETS                     1,190,000     1,190,000
                                                      ------------  ------------
                  TOTAL ASSETS                        $  2,265,245 $   1,907,804
                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                             $    110,000 $     110,000
         Accrued liabilities                                 3,231        23,272
         Income taxes payable                                4,845         3,557
         Due to shareholders                                     -        52,903
         Line of credit                                    127,413       119,719
                                                      ------------  ------------
                  TOTAL CURRENT LIABILITIES                245,489       309,451
                                                      ------------  ------------
STOCKHOLDERS' EQUITY:
         Common stock, $.01 par value, 10,000,000 shares
         authorized, 5,779,800 shares issued and
         outstanding                                         5,780         5,780
         Paid-in Capital                                 1,769,644     1,356,230
         Retained earnings                                 249,985       235,951
         Accumulated other comprehensive income            (5,652)       (5,803)
                                                      ------------  ------------
                  TOTAL STOCKHOLDERS' EQUITY             2,019,757     1,598,353
                                                      ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  2,265,245 $   1,907,804
                                                      ============  ============

                             See accompanying notes

              L & L FINANCIAL HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                              Three Months Ended        Six Months Ended
                                                  August 31,               August 31,
                                           ----------------------- --------------------------
                                               2001        2000        2001         2000
                                           -----------  ----------- -----------  ------------

REVENUES                                    $   140,003 $    82,795 $   466,694  $    169,450
 Selling, general and
  administrative expense                        106,352      52,789      293,154      106,210
 Depreciation Expense                             3,700       5,414        8,650       12,299
                                           -----------  ----------- ------------ ------------
    INCOME FROM OPERATIONS                       29,951      24,592      164,890       50,941
                                           -----------  ----------- ------------ ------------
OTHER INCOME(EXPENSES):
 Interest income                                    992       2,013        2,215        3,651
 Interest expense                               (2,078)      (2,712)      (4,824)      (5,338)
                                           -----------  ----------- ------------ ------------
    TOTAL OTHER INCOME(EXPENSES)                (1,086)        (699)      (2,609)      (1,687)
                                           -----------  ----------- ------------ ------------
    INCOME BEFORE INCOME TAXES                   28,865      23,893      162,281       49,254

 LESS PROVISION FOR INCOME TAXES                  5,003       3,844        4,848        7,733
                                           -----------  ----------- ------------ ------------
    NET INCOME                                   23,862      20,049      157,433       41,521

 OTHER COMPREHENSIVE INCOME
  Foreign currency translation                      151         134          240         (923)
  adjustments, net of tax
                                           -----------  ----------- ------------ ------------
    COMPREHENSIVE INCOME                       $ 24,013    $ 20,183 $    157,673 $     40,598
                                           ===========  =========== ============ ============
 Weighted average number of
    shares outstanding
                                              5,779,800   5,779,800    5,779,800    5,779,800
 Net Income per share - basic and diluted  ===========  =========== ============ ============
                                             $   *     $     *      $       0.03 $       0.01
                                           ===========  =========== ============ ============

                             See accompanying notes

                         L & L FINANCIAL HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                              Six Months Ended
                                                                 August 31,
                                                        ------------------------
                                                           2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:                   ----------- ------------


  Net income                                            $   157,433 $     41,521
Adjustments to reconcile net income to net
cash provided by
  operating
  activities:
  Depreciation                                                8,650       12,299
  Foreign currency translation adjustment                       240         (923)
  (Increase) decrease in:
     Accounts receivable                                    375,472)    (195,051)
  Increase (decrease) in:
     Accounts payable                                         6,058            -
     Accrued expenses                                          (329)      31,154
     Income taxes payable                                     4,790        9,972
                                                        ----------- ------------
  NET CASH (USED BY) OPERATING ACTIVITIES                  (198,630)    (101,028)
                                                        ----------- ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                   (141,349)      (1,499)
                                                        ----------- ------------
  NET CASH (USED BY) INVESTING ACTIVITIES                  (141,349)      (1,499)
                                                        ----------- ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in line of credit                                  560       25,377
  Capital contirbuted to subsidiary company                 417,773            -
                                                        ----------- ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                 418,333       25,377
                                                        ----------- ------------
  NET INCREASE (DECREASE) IN CASH                            78,354      (77,150)

 CASH, As of the beginning of the period                    140,982      268,362
                                                        ----------- ------------
 CASH, As of the end of the period                      $   219,336 $    191,212
                                                        =========== ============
Supplemental Schedule of Disclosures of
Cash Flow Information:
         Cash paid during the period for:
            Interest                                     $    4,824 $      5,338
                                                        =========== ============
            Income taxes                                 $    1,385 $          0
                                                        =========== ============
Supplemental Schedule of Noncash Investing
and Financing Activities:

Value of investments in four Chinese
companies contributed by the Company's
majoity shareholder                                                  $ 1,190,000
                                                                    ------------
Increase in Paid in capital resulting from                           $ 1,190,000
these investments                                                   ============


                                    See accompanying notes

                         L & L FINANCIAL HOLDINGS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY





                                                                                              Accumulated
                                                 Common Stock                                    Other          Total
                                           ------------------------   Paid-in      Retained   Comprehensive  Stockholders'
                                               Shares     Amount      Capital      Earnings     Income          Equity
                                           ------------------------------------------------------------------------------



 Balance, April 30, 2001, audited,            5,000,000 $     5,000 $  1,363,205 $    235,951 $    (5,803)     $1,598,353
  (restated)(unaudited)
   Recapitalization, August 18, 2001            779,800         780      (11,335)                                 (10,555)
   Net income for the four months
   ended on August 31, 2001                           -           -      417,774       14,034         151         431,959
                                             ----------  ----------   ----------   ----------  ----------    ------------
   Balance,  August 31, 2001(unaudited)       5,779,800     $ 5,780 $  1,769,644 $    249,985 $    (5,652)     $2,019,757
                                             ==========  ==========   ==========   ==========  ==========    ============

                             See accompanying notes

*  Less than $.01 per share

L & L FINANCIAL HOLDINGS, INC.
Notes to Consolidated Financial Statements (unaudited)

BASIS OF PRESENTATION In the opinion of management, the accompanying unaudited consolidated financial statements of L & L Financial Holdings, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position as of August 31, 2001 and results of its operations and cash flows for the three months and six months ended August 31, 2001 and 2000 have been made. Operating results for the six months ended August 31, 2001 is not necessarily indicative of the results that may be expected for the year ended February 28, 2002. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Form 8-K filed in September of 2001.

Note 1: Stock Exchange Transaction and Change in Name

On August 18, 2001, the Company exchanged 5,000,000 shares of its restricted common stock for all of the outstanding common stock of L & L Investments Holdings,Inc. (a Nevada corporation). For accounting purposes, L & L Investments Holdings,Inc. is considered the accounting acquirer, whereby its former operating financial history replaced that of the registrant. As of the date of the exchange, the consolidated balance sheets and cash flows are those of the accounting acquirer at historical cost, and the registrant at fair value. The former equity of the accounting acquirer has been recapitalized based the stock exchange transaction. A Form 8-K was filed with the Securities and Exchange Commission of the United States of America on September 4, 2001 to reflect this stock exchange transaction. On September 25, 2001, the name of the Registrant (Royal Coronado Co. Ltd.) was changed to L & L Financial Holdings, Inc. through an amendment filed with the Secretary of State of Nevada. Note 2: Line of Credit The interest rate on the line of credit at August 31, 2001 and 2000 was 6.7% and 9.5% respectively.

Item 2-Management's Discussion and Analysis or Plan of Operation The Company is a financial company incorporated on November 19, 1997. The business was originally started in Hong Kong under the name of Lee & Lam Financial Consultants Company Ltd. on July 22, 1995. Lee & Lam Financial Consultants Company Limited changed to L & L Investments Holdings Inc. on June 5, 2001. On September 25, 2001, the company was changed to L & L Financial Holdings, Inc. through an amendment filed with the Secretary of State of Nevada. L & L Financial Holdings, Inc. is a holding company, and is not directly involved in or conducts any business activities. Its business is conducted through its two 100% wholly owned subsidiaries. L & L Investments Holdings Inc., through its Hong Kong subsidiary, performs due diligence and financial consulting services. L & L Investments Holdings Inc.'s United States subsidiary manages its investment interests in four companies located in China, which are carried on the cost basis of accounting. The Hong Kong subsidiary, L & L Financial Investments Co. Ltd. incorporated in Hong Kong, is a licensed investment advisor and is regulated by the Hong Kong Securities and Futures Commission, a government regulatory authority, similar to that of the Securities and Exchange Commission in the United States. The Hong Kong subsidiary operates as a financial advisor and performs due diligence services for its Hong Kong and Chinese corporate clients. Total revenues of the Hong Kong subsidiary includes revenues received from a United States CPA firm owned by the President of the Company in connection with activities in Asia and the United States. For the three and six months ended August 31, 2001, revenues from this source amounted to $46,988 and $90,869, respectively. Revenues for the comparable periods in 2000 were $43,881 and $69,118, respectively. Although principally all revenue is generated in the Hong Kong subsidiary, not all expenses are. The United States subsidiary, L & L Financial Holdings Co. Ltd., incorporated in the State of Nevada on December 8, 2000, owns and manages its 19.5% investment interests in four companies located in China. As of August 31, 2001, the subsidiary incorporated in Nevada, is not licensed with the United States regulatory agencies. It is not involved in investment advisory activities, and generates no income.
PART II-OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities
None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number Description
15 Accountant's Review Report (10)
(b) Reports on Form 8-K
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of October 2001.

By: /s/ Dickson Lee
-------------------------
Dickson Lee
President and Director