Form 10QSB
period 2001-11-30
L & L FINANCIAL HOLDINGS INC
filed 2002-02-08
CIK 1137083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2001.

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

Number of shares of issuer's  Common Stock  outstanding as of November 30, 2001:
5,779,800 Transitional Small Business Disclosure Format:

Yes [ ] No [ x ]

     TABLE OF CONTENTS

Part I        FINANCIAL INFORMATION                                         Page

Item 1.       Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of
April 30, 2001 and November 30, 2001 (unaudited)                               2

Unaudited Condensed Consolidated Statements of Operations
for the three and nine months ended November 30, 2001 and 2000                 3

Unaudited Condensed Consolidated Statements of Cash Flows
for the nine month period ended November 30, 2001 and 2000 (unaudited)         4

Unaudited Condensed Statement of Changes in Stockholders' equity
for the  seven months ended November 30, 2001                                  5

Notes to Consolidated Financial Statements (unaudited)                         6

Item 2.       Management's Discussion and Analysis or Plan of Operation        6

Part II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                7

Item 2.       Changes in Securities                                            7

Item 6.       Exhibits and Reports on Form 8-K                                 7

              Signatures                                                       7

PART I: FINANCIAL INFORMATION

Item I: Consolidated Financial Statements

                         L & L FINANCIAL HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                     November 31        April 30
                                                            2001            2001
                                                    ------------    ------------
                                                      (unaudited)
CURRENT ASSETS:
    Cash                                            $    201,233    $    129,993
    Accounts receivable, net                             566,066         411,435
    Prepaid expenses                                        -              7,829
    Marketable Securities                                177,486           -
                                                    ------------    ------------
           TOTAL CURRENT ASSETS                          944,785         549,257
                                                    ------------    ------------
PROPERTY AND EQUIPMENT, net                              162,528         168,547
                                                    ------------    ------------
OTHER ASSETS:
    Investments                                        1,190,000       1,190,000
                                                    ------------    ------------
           TOTAL OTHER ASSETS                          1,190,000       1,190,000
                                                    ------------    ------------
TOTAL ASSETS                                        $  2,297,313    $  1,907,804
                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                $    110,000    $    110,000
    Shareholder advances                                    -             52,903
    Accrued liabilities                                   26,082          23,272
    Income taxes payable                                   6,199           3,557
    Line of credit                                       128,422         119,719
                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                270,703         309,451
                                                    ------------    ------------
           STOCKHOLDERS' EQUITY:

    Preferred stock, par value $.001, 500,000 shares
    authorized, none issued                                -                -

    Common stock, $.001 par value, 6,500,000 shares
    authorized, 5,779,800 and 5,000,000 shares
    issued and outstanding, respectively                   5,780           5,000
    Paid-in Capital                                    1,769,644       1,363,205
    Retained earnings                                    256,738         235,951

    Accumulated other comprehensive income                (5,552)         (5,803)
                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                             2,026,610       1,598,353
                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  2,297,313    $  1,907,804
                                                    ============    ============

                             See accompanying notes

                         L & L FINANCIAL HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                              Three Months Ended        Nine Months Ended
                                                 November 30,               November 30,
                                           ----------------------- --------------------------
                                               2001        2000        2001         2000
                                           -----------  ----------- -----------  ------------

REVENUES                                   $     74,026 $    20,833 $    540,720 $    190,283
    Selling, general and
    administrative expense                       60,644      46,000      323,425      139,473
    Bad debt expense                                  0       3,522       30,374       16,259
    Depreciation Expense                          3,700       5,414       12,350       17,713
                                           -----------  ----------- -----------  ------------
           INCOME FROM OPERATIONS                 9,682     (34,103)     174,571       16,838
                                           -----------  ----------- -----------  ------------
OTHER INCOME(EXPENSES):
    Interest income                                 564       1,744        2,779        5,394
    Interest expense                             (2,138)     (2,950)      (6,962)      (8,287)
                                           -----------  ----------- -----------  ------------
           TOTAL OTHER INCOME(EXPENSES)          (1,574)     (1,206)      (4,183)      (2,893)
                                           -----------  ----------- -----------  ------------
           INCOME BEFORE INCOME TAXES             8,108     (35,309)     170,388       13,945

LESS PROVISION FOR INCOME TAXES                   1,354      (8,977)       6,202       (1,244)
                                           -----------  ----------- -----------  ------------
           NET INCOME                             6,754     (26,332)     164,186       15,189

OTHER COMPREHENSIVE INCOME
    Foreign currency translation
    adjustments, net of tax                         100         134          340         (789)
                                           -----------  ----------- -----------  ------------
           COMPREHENSIVE INCOME            $      6,854 $   (26,198) $   164,526 $     14,400
                                           ============ =========== ============ ============
Weighted average number of shares outstanding 5,779,800   5,779,800    5,779,800    5,779,800
                                           ============ =========== ============ ============
Net Income per share - basic and diluted   $       *    $      *    $       0.03 $       *
                                           ===========  =========== ============ ============

                             See accompanying notes

                         L & L FINANCIAL HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                         Nine Months Ended
                                                                             November 30,
                                                                        2001          2000
                                                                    ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $    164,186 $     15,189
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                   12,350       17,713
           Foreign currency translation adjustment                           340         (789)
           (Increase) decrease in:
               Accounts receivable                                      (432,843)    (206,843)
           Increase (decrease) in:
               Accounts payable                                            6,058            -
               Accrued expenses                                           22,521       54,316
               Income taxes payable                                        6,145          995
                                                                    ------------ ------------
           NET CASH (USED BY) OPERATING ACTIVITIES                      (221,243)    (119,419)
                                                                    ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of property and equipment                                (3,086)      (1,499)
                                                                    ------------ ------------
           NET CASH (USED BY) INVESTING ACTIVITIES                        (3,086)      (1,499)
                                                                    ------------ ------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
         Net change in line of credit                                      1,570          278
         Capital contirbuted to subsidiary company                       283,010            -
                                                                    ------------ ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                     284,580          278
                                                                    ------------ ------------
           NET INCREASE (DECREASE) IN CASH                                60,251     (120,640)

CASH, As of the beginning of the period                                  140,982      268,362
                                                                    ------------ ------------
CASH, As of the end of the period                                   $    201,233 $    147,722
                                                                    ============ ============
Supplemental Schedule of Disclosures of Cash Flow Information:
    Cash paid during the period for:
           Interest                                                 $      6,962 $      8,287
                                                                    ============ ============
           Income taxes                                             $      1,385 $      7,733
                                                                    ============ ============
Supplemental Schedule of Noncash Investing and Financing Activities:

    Value of investments in Marketable Securities contibuted by
    the Company's majoity shareholder                               $    177,486 $          0

    Value of investments in four Chinese companies contributed
    by the Company's majoity shareholder                                 400,000      790,000
                                                                    ------------ ------------
    Increase in Paid in capital resulting from these investments    $    577,486 $    790,000
                                                                    ============ ============

                             See accompanying notes

                         L & L FINANCIAL HOLDINGS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                              Accumulated
                                                 Common Stock                                    Other          Total
                                           ------------------------   Paid-in      Retained   Comprehensive  Stockholders'
                                               Shares     Amount      Capital      Earnings     Income          Equity
                                           ------------------------------------------------------------------------------

Balance, April 30, 2001, audited, (restated)  5,000,000  $    5,000  $ 1,363,205  $   235,951  $   (5,803)  $   1,598,353
(unaudited)
Recapitalization, August 18, 2001               779,800         780      (11,335)                                 (10,555)
Net income for the seven months
ended on November 30, 2001                            -           -      417,774       20,787         251         438,812
                                             ----------  ----------   ----------   ----------  ----------    ------------
Balance,  November 30, 2001(unaudited)        5,779,800 $     5,780 $  1,769,644 $    256,738 $    (5,552)  $   2,026,610
                                             ==========  ==========   ==========   ==========  ==========    ============

                             See accompanying notes


*  Less than $.01 per share

                         L & L FINANCIAL HOLDINGS, INC.
             Notes to Consolidated Financial Statements (unaudited)

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of L & L Financial Holdings, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position as of November 30, 2001 and results of its operations and cash flows for the three months and nine months ended November 30, 2001 and 2000 have been made. Operating results for the nine months ended November 30, 2001 is not necessarily indicative of the results that may be expected for the year ended February 28, 2002.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Form 8-K filed in September of 2001.


Item 2- Management's Discussion and Analysis or Plan of Operation

L & L Financial Holdings, Inc. ("The Company") was originally incorporated in Nevada on November 9, 1999 as Royal Coronado Co. Ltd. Through a recapitalization (reverse merger) with L&L Investments Holdings Inc. (LLI) on August 18, 2001, the Company became the legal parent of LLI. LLI is the acquirer for accounting purposes, therefore, the financial statements after August 18, 2001 are those of the consumed companies.

The Company is not directly involved in nor conducts any business activities. Its business is conducted through its two 100% wholly owned subsidiaries. The Company through its Hong Kong subsidiary performs due diligence and financial consulting services. The Company's United States subsidiary manages its 19.5% investment portfolios in four (4) companies located in China, which are recorded at cost.

The Hong Kong subsidiary, L & L Financial Investments Co. Ltd. incorporated in Hong Kong, is a licensed investment advisor and is regulated by the Hong Kong Securities and Futures Commission, a government regulatory authority, similar to that of the Securities and Exchange Commission in the United States. The Hong Kong subsidiary operates as a financial advisor and performs due diligence services for its Hong Kong and Chinese corporate clients. As of November 30, 2001, total revenue of the Company was 100% generated by the Hong Kong subsidiary.

The United States subsidiary, L & L Financial Holdings Co. Ltd. was incorporated in the State of Nevada on December 8, 2000. It is not registered with any regulatory agency, and is not involved in investment advisory activities, and generates no income.

The Management believes that after the acqusition of L & L Investment Holdings, Inc., the Company is in a better strategic position to expand its operations in both the United States and in Hong Kong.

1. Changes in financial condition

     a) Paid-in Capital

          Paid-in Capital increased by $414K from $1,356K as of April 30, 2001 to $1,770K as of November 30, 2001. The increase was due to: a) shareholders contributing a total of $237K to the Hong Kong subsidiary. b) Additional shareholders contributing marketable securities of $177K to the Hong Kong subsidiary in July of 2001.

     b) Accounts receivable

          The accounts receivable increased by $115K from $411K as of April 30, 2001 to $566K as of November 30, 2001 due to the increase in income.

2. Changes in results of operations:

          a) For nine months operations (for the 9 months ended November 30, 2001 compared with 9 months ended November 30, 2000)

          i. Revenue

          The increase of $350K from $190K for the 9 months ended November 30, 2001, was largely as a result of $250K of services provided for a new client.

          ii. Selling, general and administrative expenses

          These expenses increased by $184K from $139K to $323K due principally to the increase in revenue as above. Included in the increased expense was $110K for the client referral. Salaries increased by $21K for additional employees, traveling increased by $15K, and auditing and accounting fees were incurred of $20K.

          iii. Depreciation expense

          Depreciation expense was $5K less during the current 9 months due to the elimination of depreciation on a vehicle which had a 4-year life and was fully depreciated. . b) For three months operations (for the 3 months ended November 30, 2001 compared with the 3 months ended August 31, 2001)

          i. Revenue

          The revenue decreased by $66K from $140K for the 3 months ended August 31, 2001 to $74K for the 3 months ended November 30, 2001. The revenue decrease is considered temporary, as management of the Company had devoted significant time in the listing related effort, and developing new clients.

          ii. Selling, general and administrative expenses

          The expenses decreased by $45K from $106K for the 3 months ended November 30, 2001 to $61K as a result of a non-recurring consultancy fee of $86K for the last quarter offset by the increase in several other operating expenses.

          c) For three months operations (for the 3 months ended November 30, 2001 compared with the 3 months ended November 30, 2000)

          i. Revenue

          The revenue increased by $53K, from $21K for the 3 months ended November 30, 2000 as a result of services provided to a new client in the current quarter.

          ii. Selling, general and administrative expenses

          The expenses increase by $15K, from $46K for the 3 months ended November 30, 2000 to $61K for the 3 months ended November 30, 2001 as a direct result the aforementioned revenue increase. Salaries increased by $8K for additional employees, other selling relating expenses increased by $6K.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities
None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number Description

(b) Reports on Form 8-K
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this First day of February, 2002.

By: /s/ Dickson Lee
-------------------------
Dickson Lee
President and Director