Form 10KSB
period 2002-04-30
L & L FINANCIAL HOLDINGS INC
filed 2002-12-18
CIK 1137083

SECURITIES AND EXCHANGE COMMISSION
		              Washington, D.C. 20549

			       FORM 10-KSB
(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE
		ACT OF 1934
        [Fee Required]

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 		EXCHANGE ACT OF 1934
        [No Fee Required]
		          For fiscal year ended April 30, 2002

			            000-35050
		               (Commission file number)

		      L & L FINANCIAL HOLDINGS, INC.
	             (Exact name of registrant as specified in its charter)

			             NEVADA
			     (State of incorporation)

			            90-2103949
		          (I.R.S. Employer Identification No.)

	  26318 127th AVENUE SE, KENT, WA 98031-7970, (206) 779-3068
		  (Address, including zip code, and telephone number,
		    including area code, of registrant's executive offices)

		 Securities registered pursuant to Section 12(b) of the Act:

			       Title of each class
				   None

		   Name of each exchange on which registered
				   None

		 Securities registered pursuant to Section 12(g) of the Act:
			 Common Stock $.001 par value
			          (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X   No
----     ----

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for most recent fiscal year: $ 264,114

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 8, 2002, there were 5,254,800 shares of common stock outstanding.

                          L & L FINANCIAL HOLDINGS, INC.
                         2002 Form 10-KSB Annual Report
                                Table of Contents

                                                           Page
                                     PART I

Item 1.  Description of Business.........................   4

Item 2.  Description of Property.........................   6

Item 3.  Legal Proceedings...............................   6

Item 4.  Submission of Matters to a Vote of Security
	Holders......................................   6

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder
	Matters.......................................  6

Item 6.  Management's Discussion and Analysis or Plan of
	Operation.....................................  6

Item 7.  Consolidated Financial Statements...............   9

Item 8.  Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure.......   9

                                    PART III

Item 9.  Directors and Executive Officers................   9

Item 10. Executive Compensation..........................  11

Item 11. Security Ownership of Certain Beneficial
	Owners and Management........................  11

Item 12. Certain Relationships and Related Transactions..  12

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K................  13

Signatures...............................................  13

Explanatory Note:

         Unless otherwise indicated or the context otherwise requires, all references herein to "the Company" or "L & L" are to L & L Financial Holdings, Inc., a Nevada corporation, and its wholly owned subsidiaries, L & L Investments Holdings Inc. (a British Virgin Island, "BVI" incorporated subsidiary), L & L Financial Holdings Co. Ltd. (a Nevada incorporated subsidiary), and Global Future Co. Ltd. (a Hong Kong incorporated subsidiary, which was formerly known as L & L Financial Investments Co. Ltd.)

PART I

Item 1. Description of Business

The Company, a Nevada corporation, focuses on business in China. The Company is managed by Chinese Americans, who speak the Chinese languages, understand Chinese business culture and are professional trained in the US.

The Company focuses on obtaining clients in high growth industries in China. The Company intends to acquire, invest and operate in private Chinese businesses as well as state-own-entities (S.O.E.)(via mergers and acquisitions, "M & A"). Management believes that the Company can utilize management practices and technologies common in the United States to restructure and better manage these businesses, improving efficiencies and profitability. The Company intends to use its personal networks and personnel in Hong Kong, China and the United States to market its services. Its business is conducted through its two 100% wholly-owned subsidiaries. The Company, through its Hong Kong subsidiary performs due diligence and financial consulting services. The Company's Untied States subsidiary manages its own investment portfolios in the companies located in China.

History of the Company

In 1995, the Company began operations in Hong Kong to engage in trading, finance and financial services. In 1996, L & L expanded its operations into China, based on the facts that (1) the size of the Chinese market,
(2) China capital markets are just developing, and need US capital, American technical know-how, and US management skills to accelerate its growth. In August 1998, the Company purchased an office in Shenzhen, China to further expand the businesses in China. In September 1998, L & L successfully assisted Chinese Companies raise capital from the US. In October of the same year, the Company's Hong Kong subsidiary applied and received an Investment Advisor license from the Hong Kong regulatory bodies. In February of 1999, the Company's CEO was appointed as a Judicial Member of the SEC (Insider Dealing) Tribunal of Hong Kong by the Hong Kong Government. In February of 2000, L&L started its feasibility studies, preparing for its M&A activities in China. From August to December of 2000, L&L invested in four (4) Chinese operating entities via a sequence of four separate transactions. In May of 2001, the Company was cleared by the SEC as a public reporting company. In March 2002, the Company submitted its 15c2-11 application to NASD Regulations, Inc. In April of 2002, the Company began a M&A feasibility study on a chemical (P.V.C. resins) project in China. In May of 2002, the Company entered a MOU
(Memorandum of Understanding) with the China Development Institute (CDI); a China think-tank. The Company also started discussions of a joint venture (JV) with Tong Shan City of China. In July of 2002, the Company started discussion of a large scale (600,000 tons annual capacity) of fertilizer (in manufacturing of Ammonia and Urea) project in China. In August of 2002, the Company was appointed by Tong Shan City Economic Development Zone of China, as an Investment Advisor, to provide advices on how to accelerate the business expansion of Tong Shan City. In November of 2002, the Company signed a contract with Tong Shan City Economic Development Zone to form a joint venture
(JV) inviting American companies to invest in Tong Shan City.

Presently, the Company has two (2) operating subsidiaries; one in Hong Kong and the other in Seattle. In addition, the Company has one office in South China. With its established presence and network in the past seven (7) years, the Company is able to offer its American management skills to China via: 1) merger and acquisition activities ("M&A projects") to receive fees in cash and equity in client businesses, 2) investment advisory & securities dealings, and 3) due diligence services.

The Company has consistently generated net income every year, since its inception in 1995.

The Company's CEO was associated with NYNEX (now, Verizon Communications) and Peat Marwick & Mitchell (KPMG) in New York. As an entrepreneur for the past 12 years, the executive has extensive experience in dealing with major corporations in China and Hong Kong, such as City Government of Tinjing, Post

Office Bureau of Wuhan City, Toyota, Bank of Tokyo and Mitsubishi. The Company is committed to focus on the emerging market of China and to profit from it.

Item 2. Description of Properties

The Company's US registered office is located at 26318 127TH Avenue, SE, Kent, WA 98031. Its main operating office at the present time is located at Suite No. 908, Wing On Center, 111 Connaught Road, Central, Hong Kong. Both of the properties are held under operating leases. The Company owns an office property, which is located at Suite No. 2503, United Plaza, Fu Tian District of Shenzhen, China.

Item 3 Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Currently there is no public market for the Company's common equity shares. The Company is still in process to be cleared by the NASD, for public trading of its common shares, as of the filing date.

Item 6. Management's Discussion and Analysis or Plan of Operation

Royal Coronado Company Ltd. merged with and into L & L Investments Holdings, Inc. Royal Coronado Company Ltd. had yet to commence operations and the net book value of its assets was immaterial. As a result of the merger transaction with L & L Investments Holdings, Inc., the former stockholders of the L & L Investments Holdings, Inc. held a majority of Royal Coronado
Company Ltd.'s voting stock. For financial accounting purposes, the acquisition is a reverse acquisition of Royal Coronado Company Ltd. by L & L Investments Holdings, Inc., under the purchase method of accounting, and is treated as a recapitalization with the L & L Investments Holdings, Inc. as the accounting acquirer. Accordingly, the historical financial statements have been restated after giving effect to the August 18, 2001, acquisition of the Company. The financial statements have been prepared to give retroactive effect to April 30, 2001, of the reverse acquisition completed on August
18, 2001, and represent the operations of L & L Investments Holdings, Inc. and its subsidiaries. Consistent with reverse acquisition accounting: (i) all of L & L Investments Holdings, Inc.'s assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on August 18, 2001.

At the present time, the Company is actively seeking M & A business opportunities in China and management contracts for - those acquired companies. The Company focuses on obtaining clients in high growth industries in China. The Company intends to acquire, invest and operate in private Chinese businesses as well as state-own-entities (S.O.E.)(via mergers and acquisitions, " M & A"). Management believes that the Company can utilize management practices and technologies common in the United States to restructure and better manage these businesses, improving efficiencies and profitability. The Company intends to use its personal networks and personnel in Hong Kong, China and the United States to market its services. Its business is conducted through its two 100% wholly-owned subsidiaries. The Company, through its Hong Kong subsidiary performs due diligence and financial consulting services. The Company's Untied States subsidiary manages its own investment portfolios in the companies located in China. The Investment-In Portfolio is recorded at cost. In October of 2002, the Company entered into rescission agreements with two of the four companies due to their non-compliances with the Company's investment standards.

Management believes that with its focus on China and its active pursuit of management roles in acquired Chinese companies, the Company is in a better strategic position to expand its business and profit.

RESULTS OF OPERATIONS:

Comparision of 2002 to 2001

Revenue decreased by $241,000 (47.7%) from $505,000 to $264,000. The decrease was due to: 1) the Company devoted significant time and resources in developing new clients/projects in China, which have not shown an immediate revenue result in the current year. 2) the general global economic downturn. Management believes that revenues will increase as it begins to see positive results of its marketing efforts. However, the lower revenue trend may linger if U.S. stock markets fail to recover.

Personnel cost were $76,668 during the year ended April 30, 2002 compared to $44,663 in 2001. Personnel costs may fluctuate with the volume of work. The Company has flexibility in its ability to retain and remove personnel.

Selling, General and Administrative Expenses decreased by $138,000 (43.2 %) from $320,000 to $182,000. The Company implemented certain cost cutting processes as revenues decreased.

The Company recognized a gain of $15,384 in the year ended April 30, 2002, on the sale of a fully depreciated vehicle. The vehicle was sold to a director of the Company at what management believes was fair market value.

Interest expense was $$7,697 for the year ended April 30, 2002 compared to $11,130. The decrease is due to the payoff of long-term debt during 2001 and lower interest rates on the Company's line of credit.

CHANGES IN LIQUIDITY AND CAPITAL RESOURCES

For the fiscal years ended April 30, 2002 and April 30, 2001

a) Net cash provided by operating activities was $864 for the year ended
April 30, 2002, compared to $98,647 used in operations in 2001. The Company incurred an increase in accounts receivable of $382,000 in the year ended April 30,2001 compared with a decrease of $9,000 in 2002. The Company's operating cash flow is highly dependent upon its ability to bill for its services and collect on those billings in a timely manner. As mentioned above, the Company has flexibility in its staffing of personnel for consulting engagements. The Company employs various techniques to improve its operating cash flow.

The Company's current ratio was 3.8 at April 30,2002, compared to 1.8 at April 30, 2001. The improvement is due primarily to the pay down of trade debts by $108,000 during the year ended April 30, 2002. Also, the Company had a stock subscription receivable of $90,000 at April 30,2002, which was collected after year end. The Company's receivables have remained high as certain clients have become slow to pay. The accounts receivable balance at April 30, 2002 exceeded total revenues for the year. The Company has continued to collect on these customers accounts but at a very slow rate.

b) Net cash provided by financing activities is $8,599 in 2002 and $27,882 in 2001. The main reason is the Company utilized its bank overdraft facility in 2001. We believe that we have ability to increase the Company's borrowing capacity under the credit line. However, the Company's capacity to borrow is dependent upon personal credit of the Company's controlling shareholder. The controller shareholder also has loaned funds as well as provides services to the Company at no charge. The Company does not anticipate that there will be any need in short term for significant capital expenditures.

The Company has made non-cash investments in operating entities in China. The Company has no commitment to provide capital to these entities.

Item 7. Consolidated Financial Statements

The Consolidated Financial Statements of the Company and its subsidiaries are reported in Item 13.

Item 8. Changes in and Disagreements With Accountants on Accounting And Financial Disclosure.

On August 12, 2002, the Company appointed Epstein, Weber & Conover, PLC ("Weber") as its new independent accountant for the audit of the Company's financial statements for the year ended April 30, 2002. During the Company's most recent fiscal year and up to the date the company retained Weber on August 12, 2002, the Company had not consulted with Weber on items which related to the application of accounting principles to a specified transaction (proposed or completed) by the Company, or the type of audit opinion that might be rendered on the Company's financial statements.

Part III

Item 9. Directors and Executive Officers

Mr. Dickson V. Lee, 54, Chairman & CEO since 1995. Mr. Lee is a US Securities Principal and a New York State CPA. Mr. Lee has been appointed by the Hong Kong Government as a Judicial Member of the (SEC) Insider Dealing Tribunal, to inquire and determine major insider securities dealing cases in Hong Kong with the High Court Justices since February 1999. He served as a Board Member of the Pacifica Bank; a Seattle based commercial bank (Member of FDIC). Mr. Lee was associated with Peat Marwick & Mitchell (KPMG) and NYNEX (now Verizon Communications) in New York. He received his MBA degree from Dalhousie University in 1975, and studied law at St. John's University in New York. Mr. Lee speaks three languages and is a member of the Presidential Business Commission of the United States. <PAEG>
Mr. Lee is an US citizen.

Ms. Nicol Leung, CPA, 36, CFO and comptroller since June of 1997. From 1994 to 1996 Ms. Leung held various positions, as manager of project analysis and audit. Ms. Leung was associated with the corporate finance department of Hang Seng Bank Ltd in Hong Kong for 3 years. She is an Australian CPA, a member of Australian Society of CPA and a member of Hong Kong Society of Accountants.
Ms. Leung speaks three languages and travels frequently to China. She received her B.Com degree from University of Wollongong, Australia.

Dr. Robert J. Kelly, 73, Director since September 10, 2002. Dr. Kelly was a Test pilot; a flight surgeon specialized in aviation medicine. Dr. Kelly was a Captain of the US Navy and served as the Chief Medical Officer of the USS - Independence in 1980. From 1985 to present, he held position as President of Kelly Company in California. Dr. Kelly graduated from the School of Medicine, George Washington University at Washing D.C. and the US Naval Flight School at Pensacola, Florida. He resides in Camarillo, California.

Mr. Jack Tsang, 53, Director since October 19, 2001. From 1980 to 2001, Mr. Tsang served as a China fund manager in Hong Kong. Mr. Tsang has 20 years of experience in investment banking and direct investments in China. He received his BA degree from University of Hawaii in 1973.

Ms. Karen Locke, 46, Director since October 1, 2002. Ms. Locke is an active businesswoman in Washington State. From 1996 to 2001, Ms. Locke was a manager of the Boeing Aircraft Company in Seattle, working on the hazardous waste environmental projects. Ms. Locke graduated from University of Washington with a Bachelor of Science Degree in Biology. Ms. Lock resides in Mercer

Island, Washington.

Ms. Kathy C. Au, 55, Director since 1995. Ms. Au is a China expert on international trade on metals and commodities, among the US, Japan and China. Ms. Au is responsible for marketing and strategic relations in Asia. Ms. Au graduated from the Yun Nan Agricultural University and studied at Green River Community College at Auburn, Washington. Ms. Au is a Washington State resident.

Ms. Ada Y. Lau, 29, Director & Treasurer. Ms Lau has held various positions with the Company since 1995. Ms. Lau started her career with the Company after her graduation from a University. Ms. Lau has been with L&L for 7 years and was promoted from a secretary to assistant manager, to manager and to Director in 2001. Ms. Lau supervises and coordinates L&L operations among the United States, Hong Kong and China. Ms. Lau speaks three languages. She received a BA degree in economics from the University of Manitoba.

Item 10. Executive Compensation

No compensation is paid or anticipated to be paid to the Executives of the Company, except Ms Ada Lau and Ms Nicol Leung, who receive less than $50,000 per year. Directors currently receive no compensation for their duties as directors. The Company provides housing to its Chairman. The Chairman/CEO of the Company is compensated by the Hong Kong Government as a judicial member of the SEC insider Dealing Tribunal.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 30, 2002 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.


   					   					   						C>
Title of Class		Name of			 Amount and Nature  	Percent

					Beneficial		 of Beneficial
					Owner				 Ownership
--------------- ---------			 -----------------		-------

Common Stock		Dickson Lee			  2,550,000				49
Common Stock		Kathy C Au	      	    400,000		 	 	 8
Common Stock		Ada Lau		 	  	    150,000		 	 	 3
Common Stock		Li Xiang	     	  	400,000		 		 8
Common Stock		All Officers and   	    300,000		 	 	 6
					Director as a group
Common Stock		Other non-directors/ 1,379,800			 	27
					Management			 _________			   ___
Total issued & outstanding			 	 5,179,800			   100
										 ==========			   ===

The address of Mr. Dickson Lee, Ms. Kathy Au, Ms Ada Lau, all other directors and executive officers are in care of the Company. The address of Mr. Li Xiang is at Suite No.2, 2nd floor, Shawan Commerce Bldg., Ximen, District of ChengDu City, China.

Item 12. Certain Relationships and Related Transactions.

There are numerous entities controlled by the shareholder whom has a beneficial ownership interest in the Company of approximately 57% at April 30, 2002. Certain expenses such as rent, personnel costs and other overhead expenses are shared and allocated among these affiliated entities. The results of operations could vary depending on the method of allocating these expenses.

The Company provides office space, professional and technical personnel and marketing leads to one such affiliate owned by the Company's controlling shareholder. Under the agreement, affiliate agrees to pay 80% of its billings, as well as reimburse 75% of the professional staff salary and 40% of the administrative staff salary to the Company. During the year ended April 30, 2002, the Company received total fees from the affiliate of $79,650, net of related expenses charged.

The Company borrows and advances funds to numerous affiliates controlled by its controlling shareholder. The net amount due from the controlling shareholder and his affiliates was $104,485 at April 30, 2002. This balance is presented as a component of stockholders' equity due to the control over the ultimate disposition of this balance resting with the controlling shareholder.

The controlling shareholder provides services to the Company and does not take compensation for such.

During the year ended April 30, 2002, the Company sold a vehicle to a member of the controlling shareholder's family for $15,384, resulting in a gain of the same amount. The $15,384 had not been paid at April 30, 2002 and is included in the net receivable from the controlling shareholder at April 30, 2002.

Part IV

Item 13. Exhibits and Reports on Form 8-K.

REPORTS OF FORM 8-K

Exhibit 99.1: On April 3, 2002, the Company accepted the resignation of Braverman & Company, P.C., an Arizona based accounting firm, who has voluntarily resigned as the firm is not under the US SEC practice on April 3, 2002 and see Exhibit 99.2: On April 24, 2002, the Company appointed Moores Rowland International, Hong Kong, to conduct the Company's US statutory financial review and audit, File No. 02768162

Exhibit 99.1: On September 20, 2002, Rebuttal on Moores Rowland's ("Rowland") letter dated August 22, 2002 and see Exhibit 99.2: The Company accepted the resignation of Moores Rowland International, Hong Kong, and appointed Epstein, Weber & Conover, PLC on August 12, 2002, to conduct the Company's statutory Financial review and audit, File No. 02768167.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          L & L FINANCIAL HOLDINGS, INC.

Date:  November 8, 2002                    By: /s/ Dickson V Lee
------------------------
                                           Dickson V. Lee, Chairman

EXHIBIT INDEX

Exhibit No. 1

The Company's Audited Consolidated Financial Statements