Form 10QSB
period 2001-04-30
L & L FINANCIAL HOLDINGS INC
filed 2003-01-14
CIK 1137083

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Transition Period From   March 1, 2001 to  April 30, 2001

                       Commission File Number 000-32505

                        L & L Financial Holdings, Inc.
            (Exact name of registrant as specified in its charter)

                                    NEVADA
        (State or other jurisdiction of incorporation or organization)

                                   912103949
                     (I.R.S. Employer Identification No.)

                     26318 127th AVENUE SE, KENT, WA 98031
              (Address of principal executive office) (Zip Code)

        Issuer's telephone number, including area code: (206) 779-3068

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [X]           No [ ]

The number of shares outstanding of the issuer's common stock as of April 30, 2001 was 1,000,000.

Transitional Small Business Disclosure Format (check one):
                           Yes [X]           No [ ]




#

                                      F1
                            Royal Coronada Co. Ltd.
                      For Two Months Ended April 30, 2001
                               Table of Contents

                                                                        Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets at April 30, 2001 (unaudited)
        and February 28, 2000 .....................................    F3 - F4

        Consolidated Statements of Operations for the Two Months
        Ended April 30, 2001 and 2000 (unaudited) and for the years
        Ended February 28, 2001 and February 29, 2000 .............      F5

        Consolidated Statements of Shareholders' Equity for the
        Two Months ended April 30, 2001 (unaudited) ...............      F6

        Consolidated Statements of Cash Flows for the Two Months
        Ended April 30, 2001 and 2000 (unaudited) and for the years
        Ended February 28, 2001 and February 29, 2000 .............      F7

        Notes to the Consolidated Financial Statements ............   F8 - F10

Item 2. Management's Discussion and Analysis or Plan of Operation        F10

PART II OTHER INFORMATION

Item 1.  Legal Proceedings ........................................      F10

Item 2.  Changes in Securities ....................................      F10

Item 3.  Defaults Upon Senior Securities ..........................      F11

                                      F2

Item 4.  Submission of Matters to a Vote of Security Holders ......      F11

Item 5.  Other information ........................................      F11

Item 6. Exhibits and Reports on Form 8-K ..........................      F11

Signatures ........................................................      F11


#

                                      F3

                      ROYAL CORONADO CO. LTD.
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET


                               ASSETS

                                             FEBRUARY 28,  APRIL 30,
                                                 2001        2001
				    	_____________ ___________
                                                           (Unaudited)

TOTAL ASSETS                          $             0          0
					============= ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Account payable - officer                    5,095     10,555
					________   ________
             Total Current Liabilities          5,095     10,555
					________   _______


#

                                      F4


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.001, 500,000          #           0                     0
   shares authorized, none issued
Common stock, par value $.001, 6,500,000
   shares authorized, 1,000,000 issued and
   outstanding                                     #        1,000                 1,000
Paid-in capital                                    #          715                   715
Contributed capital                                #        6,195                 6,195
(Deficit) accumulated during the development stage        (13,005)              (18,465)
						    _________            ________
              Total Stockholders' Equity (Deficit)         (5,095)              (10,555)
						    _________	       ________
                                                             0.00                 0.00
						    =========            ========

The accompanying notes form an integral part of these financial statements



#

                                      F5

                                                    ROYAL CORONADO CO. LTD.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                    STATEMENTS OF OPERATIONS


                                                                                                       Cummulative
                                                                                                     From November 9,
                                                                                                          1999
                                                                                                       (Inception)
                                          Years Ended                       Two Months Ended                to
                               February 28,      February 29,       April 30,        April 30,          April 30,
                                   2001       *      2000      *       2001      *      2000     *        2001
                                                                 (Unaudited)      (Unaudited)        (Unaudited)
			     _____________________________________________________________________________________
REVENUE                        $    0             $   0             $    0           $    0              $  0
 			       ______	        ______            ______            ______         _______

EXPENSES
   General and administrative    10,200             2,805              5,460            1,800            18,465
		            __________           _______            _______          _______          ________
        TOTAL EXPENSES           10,200             2,805              5,460            1,800            18,465
		            __________         ________            ________          _______          ________
NET (LOSS)                    $ (10,200)         $ (2,805)          $ (5,460)         $(1,800)         $(18,645)
			    =======            ========           ========         =======          ========
NET (LOSS) PER COMMON SHARE-  $  (0.01)          $     *            $  (0.01)         $     *
BASIC 			    =======	    =========	       ========	     =======

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING  1,000,000          1,000,000	     1,000,000        1,000,000
 			  =========	    =========	     =========	    =========
*Less than $(.01) per share


The accompanying notes form an integral part of these financial statements


#

                                      F6

                                             ROYAL CORONADO CO. LTD.
                                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                  (Deficit)
                                                                                 Accumulated
                                                                                  During the
                                      Common Stock         Paid-In    Contributed Development
                                  Shares     Amount       Capital      Capital      Stage         Total

BALANCE, AT INCEPTION                0        $      0        $     0    $    0       $    0      $    0

Proceeds from sale of
 common stock at $.001 per share 1,000,000       1,000        715                                  1,715
Contributed capital                                                     1,995                      1,995
Net (loss)                           *               *              *          *     (2,805)      (2,805)
			      _______________________________________________________________________
BALANCE, FEBRUARY 29, 2000       1,000,000       1,000        715       1,995        (2,805)         905

Contributed capital                                                     4,200                      4,200
Net (loss)                       *        *                         **              (10,200)     (10,200)
			      _______________________________________________________________________
BALANCE, FEBRUARY 28, 2001       1,000,000       1,000        715       6,195       (13,005)      (5,095)

Net (loss) for the 2 months ended
April 30, 2001                   *        *                  *            *          (5,460)      (5,460)
			      _________________________________________________________________________
BALANCE APRIL 30, 2001           1,000,000    $  1,000     $  715   $   6,195      $(18,465)   $ (10,555)
			      =========================================================================

The accompanying notes form an integral part of these financial statements


#

                                      F7

                                                     ROYAL CORONADO CO. LTD.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENT OF CASH FLOWS


                                                                                                         Cummulative
                                                                                                        From November
                                                                                                             9,
                                                                                                            1999
                                                                                                         (Inception)
                                                       Years Ended            Two Months Ended               to
                                                February      February      April 30,    April 30,       April 30,
                                                   28,           29,
                                                  2001     *    2000    *     2001     *    2000    *       2001
								   (Unaudited)  (Unaudited)      (Unaudited)
					    ______________________________________________________________________
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
   Net (loss) from operations                  $ (10,200)   $ (2,805)     $ (5,460)     $  (1,800)       $  (18,465)

   Capital contributed for services and rent       4,200       1,995                                          6,195

   Adjustments to reconcile net (loss) to net
   cash used
       by operating activities:
         Changes in:
               Account payable - officer           6,000        (905)        5,460          1,800            10,555
         					    __________ ____________  ____________   ____________    _____________
         NET CASH (USED BY) OPERATING
         ACTIVITIES                                 -         (1,715)           -              -	        (1,715)
					    __________ ____________  ____________   ____________    ______________
CASH FLOWS FROM FINANCING ACTIVITIEs
   Proceeds from sale of common stock               -          1,715            -              -              1,715
					    __________ ____________  ____________   ____________    ______________
         NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                 -          1,715            -              -              1,715
					    __________ ____________  ____________   ____________    ______________

         NET INCREASE IN CASH                       -             -             -              -                -

         CASH, BEGINNING OF PERIOD
                                                    -             -             -              -                -
					    __________ ____________  ____________   ____________    ______________
         CASH, END OF PERIOD                   $    -          $  -          $  -           $  -             $  -
   					    ==========   =========      =========      =========       =========

The accompanying notes form an integral part of these financial statements


#

                                      F8
                            ROYAL CORONADO CO. LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

Royal Coronado Co. Ltd. ("the Company"), is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has had no revenues since inception. It was incorporated in the State of Nevada on November 9, 1999. On August 18, 2001, the Company changed its year-end from February 28 to April 30. On September 25, 2001, the Company changed its name to L & L Financial Holdings, Inc.

GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent on its ability to maintain or develop additional sources of capital, and ultimately achieve profitable operations or merge with another company, which can sustain adequate cash flows. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's present plan is to furnish additional capital while seeking a merger candidate.

INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.
                                      F9
For income tax purposes, substantially all deductible expenses incurred to date must be permanently capitalized. Since the Company has not commenced business as of April 30, 2001, accumulated start-up costs incurred since inception of $12,270, resulted in a $1,841 deferred tax asset. A valuation allowance of $1,841 has been provided against the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses, when provided for income tax purposes, can be carried forward for 20 years until utilized. Amounts contributed to capital of $6,195 are not deductible for federal income tax purposes, and have been excluded in the determination of start-up costs.

EARNINGS (LOSS) PER COMMON SHARE

Loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share". All shares issued at par value have been considered outstanding since inception of the Company.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

FAIR VALUE

At April 30, 2001, the estimated fair market value of account payable-officer is equal to its book value given the short-term nature of this item.

                                      F10

NOTE 2 - RELATED PARTY TRANSACTIONS


ACCOUNT PAYABLE-OFFICER

Officer's compensation incurred by the Company since August 2000 of $11,460, less $905 of the proceeds received from the sale of common stock, net of start-up costs, are payable to an officer of the Company as of April 30, 2001. This amount is due on demand, without interest or collateral.

CONTRIBUTED CAPITAL

Included in the contributed capital is rent, utilities and telephone provided by an officer of the Company since inception at the rate of $100 per month. In addition, approximately $460 per month has been provided for management services for the officer for the period of 10 months from inception through August 31, 2000. Subsequently, the Board of Directors approved $1,000 per month as the officer's compensation, which has been included in account payable-officer since August 2000.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

As of April 30, 2001, the Company has no operations since its inception. The management believes that the ability of the Company to continue in existence is dependent on its ability to maintain or develop additional sources of capital, and ultimately achieve profitable operations or merge with another company, which can sustain adequate cash flows. Management's present plan is to furnish additional capital while seeking a merger candidate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None
                                      F11

Item 2. Changes in Securities and use of proceeeds
        None

Item 3. Defaults Upon Senior Securities
            None

Item 4. Submissionof Matters to a Vote of Security Holder
            None

Item 5. Other Information
            None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K
         None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of January, 2003.

By: /s/ Dickson Lee
-----------------------
Dickson Lee
President and Director



#