Form 10QSB
period 2002-07-31
L & L FINANCIAL HOLDINGS INC
filed 2003-01-30
CIK 1137083

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the First Quarter Ended on July 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Transition Period From ____________ to ____________

                       Commission File Number 000-32505

                         L & L FINANCIAL HOLDINGS, INC
            (Exact name of registrant as specified in its charter)

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

The number of shares outstanding of the issuer's common stock as of July 31, 2002 was 5,254,800.

Transitional Small Business Disclosure Format (check one):
                           Yes [ ]           No [X]

                                      F1
                        L & L FINANCIAL HOLDINGS, INC.
          Report on Form 10-QSB For First Quarter Ended July 31, 2002
                               Table of Contents

                                                                       Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets at July 31, 2002 (unaudited)
        and April 30, 2002 .......................................    F3 - F4

        Consolidated Statements of Operations for the Three Months
        Ended July 31, 2002 and July 31, 2001 (unaudited) ........    F5 - F6

        Consolidated Statements of Shareholders' Equity for the
        Three Months ended July 31, 2002 (unaudited) .............      F7

        Consolidated Statements of Cash Flows for the Three Months
        Ended July 31, 2002 and July 31, 2001 (unaudited) ........    F8 - F9

        Notes to the Consolidated Financial Statements ...........   F10 - F17

Item 2. Management's Discussion and Analysis or Plan of Operation    F18 - F20

PART II OTHER INFORMATION

Item 1.  Legal Proceedings .......................................      F20

Item 2.  Changes in Securities ...................................      F20

Item 3.  Defaults Upon Senior Securities .........................      F21

Item 4.  Submission of Matters to a Vote of Security Holders .....      F21

Item 5.  Other information .......................................      F21

                                      F2
Item 6. Exhibits and Reports on Form 8-K .........................      F21

Signatures .......................................................      F21

                                      F3

L & L FINANCIAL HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS

                                                     July 31     April 30
                                                      2002         2002
                                                   ----------    ---------
                                                   (unaudited)    audited
ASSETS

CURRENT ASSETS:
   Cash                                         $      227,269$    136,133
   Accounts receivables, net of $2,219 allowance       395,476     402,425
   Prepaid expense and other current assets             86,254      44,209
   Income taxes receivable                               5,513           0

   Stock subscription receivable                             0      90,325
                                                      --------     -------
                                                   *             *
        TOTAL CURRENT ASSETS                           714,512     673,092

PROPERTY AND EQUIPMENT, net                            153,496     155,343

OTHER ASSETS:
   Investments                                         637,500     637,500
                                                       -------    ---------
                                                   *             *
        TOTAL OTHER ASSETS                             637,500     637,500
                                                      ---------   ---------
                                                   *             *
TOTAL ASSETS                                     $   1,505,508$   1,465,935
                                                      =========   =========









                                      F4

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
                Accounts payable               $          0$      1,949
                Deferred revenue                        131           0
                Accrued liabilities                  33,356      40,472
                Bank line of credit                 206,493     128,318
                Income taxes payable                      0       6,267
                                                    ---------   --------
                                                  *           *
TOTAL CURRENT LIABILITIES                            239,980     177,006


STOCKHOLDER'S EQUITY:

Preferred stock, no par value, 500,000 shares
authorized, none issued and outstanding                    0           0

Common stock, $0.001 par value, 6,500,000 shares
authorized, 5,254,800 issued and outstanding           5,255       5,180
Paid-in Capital                                    1,234,547   1,191,872
Common Stock Subscribed                            (151,716)   (151,716)
Due from controlling shareholder                   (114,327)   (104,485)
Foreign currency translation                         (6,642)     (6,608)
Retained Earning                                     298,411     354,686
                                                   ---------   ---------
TOTAL STOCKHOLDERS' EQUITY                         1,265,528   1,288,929
                                                   ----------  ---------
                                                  *           *
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  1,505,508$  1,465,935
                                                   =========   =========



The accompanying notes are an integral part of these consolidated financial statements

                                      F5

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

                                             Three Months Ended July 31,
                                                2002           2001
                                           -----------------------------
REVENUES                                   $      20,966  $    107,922


   Personnel costs                               20,276        16,935
   General and administrative expense            58,682        69,976
                                               --------       -------
          INCOME FROM OPERATIONS               (57,992)        21,011


OTHER INCOME (EXPENSES):
   Interest expense                             (2,890)       (2,153)
   Other income                                   4,607         1,067
                                                --------      --------
   TOTAL OTHER INCOME(EXPENSES)                   1,717       (1,086)

   INCOME BEFORE INCOME TAXES                  (56,275)        19,925
   LESS PROVISION FOR INCOME TAXES                    0         2,293
                                               ---------      --------
   NET (LOSS) INCOME                           (56,275)        17,632

   OTHER COMPREHENSIVE (LOSS)/INCOME
            Foreign currency translation           (34)             3
                                               --------        ------
               COMPREHENSIVE (LOSS)/INCOME$    (56,309)  $     17,635
                                               ========        ======

                                      F6

Net (Loss) Income per common share- basic         $     (0.01)$      0.003

Weighted average common shares outstanding - basic   5,234,800   5,179,800






The accompanying notes are an integral part of these consolidated financial statements

                                      F7

L&L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY       *


                                                      Additional  Due from             Foreign
                          Common Stock      Stock       Paid-in  Controlling Retained  Currency
                       Shares    Amount  Subscriptions  Capital  Shareholder Earnings  ranslation  Total
                      --------------------------------------------------------------------------------------
Balance
April 30, 2002        5,179,800  5,180      (151,716)   1,191,872  (104,485)   354,686    (6,608)  1,288,929

Shares issued to
  Director               60,000    60                     34,140                                     34,200

Shares issued for
  Consulting Services    15,000    15                      8,535                                      8,550

Advance to shareholder                                               (9,842)                         (9,842)

Foreign Currency
Translation Adjustment                                                                       (34)       (34)

Net Income                                                                     (56,275)             (56,275)
                      *        *     *            *         *          *       *          *
                      --------------------------------------------------------------------------------------
July 31, 2002         5,254,800  5,255     (151,716)    1,234,547  (114,327)   298,411    (6,642) 1,265,528
                      ======================================================================================



The accompanying notes are an integral part of these consolidated financial statements

                                      F8

L & L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                        Three Months Ended July 31
                                                           2002    *     2001
                                                        --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                           (56,275)        17,632
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                               2,376          4,496
   Foreign Currency Translation                                 (34)             3
Changes in assets and liabilities:
   Accounts receivable                                        9,000        (22,422)
   Due from shareholder                                      (9,842)       518,910
   Prepaids and other assets                                 40,716         (3,308)
   Accounts payable                                          (1,949)             0
   Accrued liabilities                                       (6,985)       (20,708)
   Income tax payable                                        (6,267)         2,293
                                                           --------      ---------
      Net cash (used in)/provided by operating activities   (29,260)       496,896

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments                                       0       (384,392)
   Purchases of property and equipment                         (529)        (2,615)
                                                           ---------      ---------
      Net cash (used in) investing activities                  (529)      (387,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term Debt                                                0          4,011
   Borrowings on bank line of credit                         78,175              0
   Issuance of common stock                                  42,750              0
   Recapitalization for merger                                    0            780
                                                           ---------      ---------
      Net cash provided by financing activities             120,925          4,791

                                      F9

     INCREASE IN CASH                                       91,136         114,680

       CASH, BEGINNING OF YEAR                             136,133         129,993
                                                           -------         -------
                                                           *      *
       CASH, END OF YEAR                                   227,269         244,673
                                                           =======         =======



The accompanying notes are an integral part of these consolidated financial statements

                                      F10
L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDED ON JULY 31, 2002 (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

   L & L Financial Holdings, Inc. (the "Company") was formally known as Royal
   Coronado Company Ltd.   The Company changed its name to L & L Financial
   Holdings, Inc. in connection with its acquisition of L & L Investments Holdings, Inc. on August 18, 2001. L & L Investments Holdings, Inc. was a holding company for two operating entities, L & L Financial Holdings Company Ltd., and Global Future Company Ltd. (Global). Global Future Co. Ltd., a Hong Kong entity, was formerly known as L & L Financial Investments Company Limited. Substantially all of the Company's operations are conducted from Global. The Company's revenues are generated from consulting and other services provided to clients located primarily in Asia.

   The Company focuses on obtaining clients in high growth industries in China. The Company intends to acquire private Chinese businesses as well as state-owned-entities. Management believes that the Company can utilize management practices and technologies common in the United States to restructure and better manage these businesses, improving efficiencies and profitability. The Company intends to use its personal networks and personnel in Hong Kong, China and the United States to market its services. Its business is conducted through its two 100% wholly-owned subsidiaries. The Company, through its Hong Kong subsidiary performs due diligence and financial consulting services. The Company's United States subsidiary manages its own investment portfolios in the companies located in China (See Note 9.)

   The Hong Kong subsidiary, Global, is a licensed investment advisor and is regulated by the Hong Kong Securities and Futures Commission, a government regulatory authority.

   On August 18, 2001, the Company under the fomerr name "Royal Coronado" was merged with L & L Investments Holdings, Inc. (see Note 3). As a result of the merger transaction with L & L Investments Holdings, Inc., the former
                                       F11
   stockholders of the L & L Investments Holdings, Inc. held a majority of Royal Coronado Company Ltd.'s voting stock. For financial accounting purposes, the acquisition is a reverse acquisition of Royal Coronado Company Ltd. by L & L Investments Holdings, Inc., under the purchase method of accounting, and is treated as a recapitalization with the L & L Investments Holdings, Inc. as the accounting acquirer.
   Accordingly, the historical financial statements have been restated after giving effect to the August 18, 2001, acquisition of the Company. The financial statements have been prepared to give retroactive effect to April 30, 2001, of the reverse acquisition completed on August 18, 2001, and represent the operations of L & L Investments Holdings, Inc. and its subsidiaries. Consistent with reverse acquisition accounting: (i) all of L & L Investments
   Holdings, Inc's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on August 18, 2001.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

   Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, L & L Investments Holdings, Inc., L & L Financial Holdings Company Ltd., and Global Future Company Ltd. All significant intercompany accounts and transactions are eliminated.

   Revenue Recognition - Revenue is recognized for services provided to clients. Revenue is earned when the services are provided and billed to clients based on hourly rates or as percentage of completion of the project.

   Income taxes - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements
                                       F12

   Financial Instruments - Financial instruments consist primarily of cash, accounts receivable, related party receivables, investments in equity securities and obligations under bank credit facilities. The carrying amounts of cash, accounts receivable and the credit facilities approximate fair value because of the short maturity of those instruments. The carrying value of the related party receivables is estimated on the basis of arms' length transactions.

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Recently Issued Accounting Standards - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 Business Combinations and 142 Goodwill and Other Intangible Assets. The Company has reviewed the provisions of the new accounting pronouncements and does not believe the adoption of such will have a material effect on the financial position and results of operations of the Company.

   The FASB has also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Life Assets. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. If the Company determines that it will sell its assets as discussed in Note 16, the provisions of SFAS No. 144 will apply.
                                      F13
   Impairment of long-life assets is assessed by the Company for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

   Income Per Common Share - The Company has adopted SFAS No. 128, Earnings
   Per Share, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. There were no potentially dilutive securities outstanding at July 31, 2002.

   Foreign currency translation - The foreign subsidiaries maintain their financial statements in the local currency which has been determined to be the functional currency. Substantially all operations are conducted in Hong Kong and the functional currency is the Hong Kong Dollar. Assets and liabilities denominated in the foreign currency are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas, gains and losses resulting from foreign currency transactions are included in the results of operations.
   There were no material foreign currency gains or losses in the period ended July 31, 2002.

3. BUSINESS COMBINATION

   On August 18, 2001, the Company exchanged 5,000,000 shares of its common stock for all of the issued and outstanding shares of L & L Investment Holdings, Inc. and its wholly owned subsidiaries (See Note 1). As a result of the transaction, the stockholders of L & L Investment Holdings, Inc. held an approximately 86% interest in Royal Coronado Company Ltd. Additionally, L & L Investment Holdings, Inc.'s management and board of directors became the new management of the Company. The Company had no material assets or operations at the time of the transaction. For financial accounting
                                        F14
   purposes, the acquisition was a reverse merger and was treated as a recapitalization with L & L Investment Holdings, Inc. as the acquirer.

4. PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following at July 31, 2002:

      Building                                                  $  153,846
      Furniture and fixtures                          12,147
      Office equipment                                      41,084
      Leasehold improvements                              26,471
            Total                                    233,548
         Less accumulated depreciation     (80,052)

   Property and equipment, net                   $   153,496

   Depreciation expense for the period ended July 31, 2002 was $2,376

5. OPERATING LEASES

   The Company leases its office and a residence in Hong Kong under leases that expire through 2005.

6. LINE OF CREDIT

   The Company has an overdraft arrangement with two Hong Kong banks. The two credit facilities have a total limit of HK$1,710,000. Borrowings under the arrangement are subject to interest at the Overnight Interbank Rate. The rate on the facilities are 5 % per annum at July 31, 2002. The loan is
   collateralized by the assets of the Company.   The Company's balance due
   under
   this facility was $206,493 or HK$1,610,649, including accrued interest at July 31, 2002.

 7.INCOME TAXES

   The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company is
                                       F15
   subject to income taxes primarily in two taxing jurisdictions, Hong Kong and the United States. In the period ended July 31, 2002, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

 8. RELATED PARTY TRANSACTIONS

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

   The Company borrows and advances funds to numerous affiliates controlled by its controlling shareholder. The net amount due from the controlling shareholder and his affiliates was $108,879 at July 31, 2002. This balance is presented as a component of stockholders' equity due to the control over the ultimate disposition of this balance resting with the controlling shareholder.

   The controlling shareholder provides services to the Company and does not take compensation for such.

 9. INVESTMENTS

    L & L has made portfolio investments in the form of stock of four privately held companies in distinct industries. As the privately held securities do not trade publicly on an exchange therefore do not have a readily determinable
    fair  value.   The  registrant's  original  purchase  costs  of  those  four privately
    held companies were in line with the fair market value of those stocks. The
                                        F16
    fair market value is determined by independent appraisers. During the second quarter ended October 31, 2002 of the fiscal year, L & L entered into rescission agreements with two of the four companies with which the registrant had made investments. Thus the registrant's portfolio investment was decreased by $552,500 to $637,500. Investments are analyzed annually by management for indications of impairment. The Company's investments represent less than 20% of each investee's common equity stock, and no significant influence can be demonstrated. The investments are held on a long-term basis.

     The investments are as follows:

          Year            Ownership
IndustryPurchased  Cost   Interest

Software  2001   $ 400,500    19.5%
Timber    2001    237,000     19.5%
                 $ 637,500

     Management has determined that there is no impairment of the carrying value of these investments as of December 28, 2002.

 10. COMMITMENTS AND CONTINGENCIES

     The Company has included a provision in one of its contracts with a client whereby the Company will be required to refund 80% of fees paid to the
   Company
     if the Company fails to produce certain results provided for in the contract.
     On one such contract, the Company has yet to meet such provisions. Should the
     Company be unable to produce the required deliverables, the Company would be required to refund $138,400 of previously recognized revenue. Any cash payment if this provision is invoked would be $42,600. The difference is attributable to the unpaid portion of the billings to the contract as of December 28, 2002.

 11. STOCKHOLDERS' EQUITY

     During the year ended April 30, 2002, the Company received subscriptions
                                 F17
     for its common stock. Those subscriptions were for an aggregate 325,000 shares.
     During the period ended July 31, 2002, the Company received payment of $90,325 on one such subscription. The Company has obtained assignment of collateral on the other subscriptions but has not yet had the collateral transferred to the title of the Company or converted such to cash.

     On May 23, 2002, the Company issued 60,000 shares to a Director at fair market value for total amount of $90,000.

     On June 13, 2002, the Company issued 15,000 shares to its lawyer at fair market value for total amount of $30,000 in lieu of legal fee.

12. GEOGRAPHIC AREA DATA

     The Company generates its revenue from several clients, primarily in China. The Company operates in only one reportable segment and holds all of its assets in Hong Kong. All of the Company's revenues in the period ended July 31, 2002, were generated from Asian clients using personnel based in Hong Kong and China.

13.  CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances at banks in Hong Kong. On
     July 31, 2002, the Company has uninsured bank balances of $227,269.

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable and common stock of its investees. The trade accounts receivable are due primarily from clients in Hong Kong and China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 9, the Company does not believe that the carrying value of its investments is impaired at July 31, 2002.

                                      F18
Item 2. Management's Discussion and Analysis or Plan of Operation

During this quarter ended on July 31, 2002, the Company is actively seeking
M & A business opportunities in China and management contracts for - those acquired companies. The Company focuses on obtaining clients in high growth industries in China. The Company intends to acquire, invest and operate in private Chinese businesses as well as state-own-entities (S.O.E.) (via mergers and acquisitions, " M & A"). Management believes that the Company can utilize management practices and technologies common in the United States to restructure and better manage these businesses, improving efficiencies and profitability. The Company intends to use its personal networks and personnel in Hong Kong, China and the United States to market its services. Its business is conducted through its two 100% wholly-owned subsidiaries. The Company, through its Hong Kong subsidiary performs due diligence and financial consulting services. The Company's United States subsidiary manages its own investment portfolios in the companies located in China. The Investment-In Portfolio is recorded at cost. In October of 2002, the Company entered into rescission agreements with two of the four companies due to their non-compliances with the Company's investment standards.

Management believes that with its focus on China and its active pursuit of management roles in acquired Chinese companies, the Company is in a better strategic position to expand its business and profit.

RESULTS OF OPERATIONS:

The Company's quarterly consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes included in the Company's 2002 Form 10-KSB.

In the opinion of management, the Company's quarterly consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Balance Sheets of L & L and its subsidiaries as of July 31, 2002 and April 30, 2002, and the results
                                      F19
of their operations and their cash flows for the three months ended
July 31, 2002 and 2001.

The results of operations for the three months ended July 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

The Company recorded revenue of $20,966 for the three months ended
July 31, 2002, compared to $107,922 for the same period in 2001. The revenue is decreased by $86,956 (80.57%) and was due to: 1) the Company devoted significant time and resources in developing new clients/projects in China, which have not shown an immediate revenue result in the current year, and 2) the general global economic downturn. Management believes that revenues will increase as it begins to see positive results of its marketing efforts. However, the lower revenue trend may linger if U.S. stock markets fail to recover.

Personnel cost were $20,276 for the three months ended July 31, 2002 compared to $16,935 for the same period in 2001. Personnel costs may fluctuate with the volume of work. The Company has flexibility in its ability to retain and remove personnel.

Selling, General and Administrative Expenses was $58,682 for the three months ended July 31, 2002 compared to $69,976 for the same period in 2001, decreased by $11,294 (16.14%). During the period, the Company devoted significant time and resources in developing new clients/projects in China.

Interest expense was $2,890 for the three months ended July 31, 2002 compared to $2,153 for the same period in 2001. The increase in interest expenses is mainly due to the Company's increase in borrowing capacity under the credit line.

CHANGES IN LIQUIDITY AND CAPITAL RESOURCES

For the three months ended July 31, 2002 and 2001

a) Net cash used in operating activities was $29,260 during the three months ended July 31, 2002,compared to net cash provided by operating activities $496,896 during the same period in 2001. The Company incurred an operating
                                      F20
loss during the period ended July 31, 2002. During the first quarter ended July 31, 2002, the Company has issued 75,000 shares to a Director and a legal firm in lieu of their services to the Company.

The Company's current ratio was 2.98 at July 31,2002, compared to 3.8 at April 30, 2002. The Company had a stock subscription receivable of $90,000 at April 30,2002, which was collected during the period ended July 31, 2002. The Company's receivables have remained high as certain clients have become slow to pay. The accounts receivable balance at July 31, 2002 exceeded total revenues for the period ended July 31 2002. The Company has continued to collect on these customers' accounts but at a very slow rate.

b) Net cash provided by financing activities was $120,925 during the three months ended July 31, 2002 and compared to net cash used in financing activities was $4,791 in for the same period in 2001. The main reasons are (1) the Company utilized its bank overdraft facility in 2002. The management believes that the Company has ability to increase its borrowing capacity under the credit line. However, the Company's capacity to borrow is dependent upon personal credit of the Company's controlling shareholder. The controller shareholder also has loaned funds as well as provides services to the Company at no charge. The Company does not anticipate that there will be any need in short term for significant capital expenditures, (2) the issuance of 75,000 common shares during the first quarter ended July 31, 2002

The Company has made non-cash investments in operating entities in China. The Company has no commitment to provide capital to these entities.

Part II

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

                                      F21
Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits
   None.

b)  Reports on Form 8-K
    None.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report signed on its behalf by the undersigned, thereunto duly authorized.

                                  L & L FINANCIAL HOLDINGS, INC.

Date:  January 23, 2003              By: /s/ Dickson V Lee
--------------------------------          --------------------------
                                      Dickson V. Lee, Chairman