Form 10QSB
period 2002-10-31
L & L FINANCIAL HOLDINGS INC
filed 2003-01-30
CIK 1137083

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Second Quarter Ended on October 31, 2002

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

The number of shares outstanding of the issuer's common stock as of October 31, 2002 was 5,254,800.

Transitional Small Business Disclosure Format (check one):
                           Yes [ ]           No [X]

                                      F1
                        L & L FINANCIAL HOLDINGS, INC.
        Report on Form 10-QSB For Second Quarter Ended October 31, 2002
                               Table of Contents

                                                                       Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets at October 31, 2002 (unaudited)
        and April 30, 2002 ........................................   F3 - F4

        Consolidated Statements of Operations for the Three Months
        and Six Months Ended October 31, 2002 and 2001 (unaudited)    F5 - F6

        Consolidated Statements of Shareholders' Equity for the
        Six Months ended October 31, 2002 (unaudited) .............      F7

        Consolidated Statements of Cash Flows for the Six Months
        Ended October 31, 2002 and 2001 (unaudited) ..............    F8 - F9

        Notes to the Consolidated Financial Statements ...........   F10 - F17

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ................................   F18 - F20

PART II OTHER INFORMATION

Item 1.  Legal Proceedings .......................................      F21

Item 2.  Changes in Securities ...................................      F21

Item 3.  Defaults Upon Senior Securities .........................      F21

Item 4.  Submission of Matters to a Vote of Security Holders .....      F21

Item 5.  Other information .......................................      F21
                                      F2
Item 6.  Exhibits and Reports on Form 8-K ........................      F21

Signatures .......................................................      F22

                                      F3

L & L FINANCIAL HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS

                                                   October 31    April 30
                                                      2002         2002
                                                   -----------   ---------
                                                   (unaudited)   (audited)
ASSETS

CURRENT ASSETS:
   Cash                                         $      248,931$    136,133
   Accounts receivables, net of $2,219 allowance       381,664     402,425
   Prepaid expenses and other current assets            81,180      44,209

   Income tax receivable                                 5,513           0
   Stock subscription receivable                             0      90,325
                                                       --------   ---------
                                                   *             *
        TOTAL CURRENT ASSETS                           717,288     673,092

PROPERTY AND EQUIPMENT, net                             152,292     155,343

OTHER ASSETS:
   Investments                                         637,500     637,500
						       --------   ---------
                                                   *             *
        TOTAL OTHER ASSETS                             637,500     637,500
                                                      --------- -----------
                                                   *             *
TOTAL ASSETS                                     $    1,507,080$  1,465,935
                                                      ========= ============
                                                   *             *


                                      F4

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
                Accounts payable               $          0$      1,949
                Accrued liabilities                  39,964      40,472
                Bank line of credit                 212,838     128,318

                Income taxes payable                      0       6,267
                                                    --------    --------
                                                  *           *
TOTAL CURRENT LIABILITIES                            252,802     177,006


             STOCKHOLDER'S EQUITY:

Preferred stock, no par value, 500,000 shares
authorized, none issued and outstanding                    0           0

Common stock, $0.001 par value, 6,500,000 shares
authorized, 5,254,800 issued and outstanding           5,255       5,180
Paid-in Capital                                    1,234,547   1,191,872
Common Stock Subscribed                            (151,716)   (151,716)
Due from controlling shareholder                   (127,525)   (104,485)
Foreign currency translation                         (6,724)     (6,608)
Retained Earning                                     300,441     354,686
                                                  ----------   ----------
                                                  *           *
TOTAL STOCKHOLDERS' EQUITY                         1,254,278   1,288,929
                                                  ----------   ---------
                                                 *           *
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  1,507,080$  1,465,935
                                                  ==========   =========
                                                  *           *


The accompanying notes are an integral part of these consolidated financial statements

                                      F5

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)         *      *

                                             Three Months Ended October 31,   Six Months Ended October 31,
                                                2002              2001         2002            2001
                                             ------------------------------   ---------------------------
REVENUES                                   $       51,920 $         41,075$      72,886  $     148,997


   Personnel costs                                 18,775           16,019       39,051         32,954
   General and administrative expense              32,069           24,059       90,752         94,035
                                                   ------           ------     --------         ------
          INCOME FROM OPERATIONS                    1,076              997      (56,917)        22,008


OTHER INCOME (EXPENSES):
   Interest expense                                (2,881)          (2,210)      (5,771)        (4,363)
   Other income                                     3,836              736        8,443          1,803
                                                   -------          -------      -------         ------
         TOTAL OTHER INCOME/(EXPENSES)                955           (1,474)       2,672         (2,560)

   INCOME/(LOSS) BEFORE INCOME TAXES                2,031             (477)     (54,245)        19,448
   LESS PROVISION FOR INCOME TAXES                      0                0            0          2,293
                                                   -------          -------     --------        ------
   NET INCOME/(LOSS)                                2,031             (477)     (54,245)        17,155

   OTHER COMPREHENSIVE LOSS
            Foreign currency translation              (82)             (85)        (116)           (82)
                                                   -------          -------     --------        -------
               COMPREHENSIVE (LOSS)/INCOME$         1,949 $           (562)$    (54,361)  $     17,073
                                                   =======          =======     ========         =====

                                      F6

Net (Loss) Income per common share - basic        $          0$          0$    (0.010)$      0.003

Weighted average common shares outstanding - basic   5,235,800   5,179,800   5,235,800   5,179,800


The accompanying notes are an integral part of these consolidated financial statements

                                      F7

L&L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY       *


                                                     Additional  Due from              Foreign
                         Common Stock      Stock      Paid-in   Controlling  Retained  Currency
                      Shares    Amount Subscriptions  Capital   Shareholder Earnings Translation  Total
                      ------------------------------------------------------------------------------------
Balance
April 30, 2002        5,179,800  5,180    (151,716)   1,191,872  (104,485)   354,686    (6,608)  1,288,929

Shares issued for
  Consulting Services    15,000    15                     8,535                                      8,550

Shares issued to
  Director               60,000    60                    34,140                                     34,200

Advance to shareholder                                            (23,040)                         (23,040)

Foreign Currency
Translation Adjustment                                                                     (116)      (116)

Net Income                                                                    (54,245)             (54,245)
                      *        *     *            *         *          *       *          *
                      -------------------------------------------------------------------------------------
July 31, 2002         5,254,800  5,255    (151,716)    1,234,547  (127,525)    300,441    (6,724) 1,254,278
                      =====================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                                      F8

L & L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                             Six Months Ended October 31,
                                                                2002           2001
                                                            -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                           $    (54,245)$         17,155
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    4,804            8,329
   Foreign Currency Translation                                     (116)             (82)
Changes in assets and liabilities:
   Accounts receivable                                            20,761         (176,044)
   Due from shareholder                                          (23,040)               0
   Prepaids and other assets                                      47,841           (5,359)
   Accounts payable                                               (1,949)               0
   Accrued liabilities                                              (508)          (7,798)
   Due  to shareholder                                                 0          671,702
   Income tax payable                                             (6,267)           2,293
                                                                ---------        --------
      Net cash (used in )/provided by operating activities       (12,719)         510,196

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments and marketable securities                  0         (332,964)
   Purchases of property and equipment                            (1,753)          (2,615)
                                                                 --------        ---------
      Net cash (used in) investing activities                     (1,753)        (335,579)

                                      F9

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on bank line of credit                          84,520       8,691
   Issuance of common stock                                   42,750         780
   Recapitalization for merger                                     0    (153,205)
                                                            --------    ---------
      Net cash provided by/(used in) financing activities    127,270    (143,734)

INCREASE IN CASH                                             112,798      30,883

CASH, BEGINNING OF YEAR                                      136,133     129,993
                                                             -------     -------
                                                         *  *      *  *
CASH, END OF YEAR                                         $  248,931$    160,876
                                                             =======     =======






The accompanying notes are an integral part of these consolidated financial statements

                                      F10
L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD ENDED OCTOBER 31, 2002 (UNAUDITED)

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

   As discussed in Note 3, on August 18, 2001, the Company was. merged with L & L Investments Holdings, Inc. Royal Coronado Company Ltd.
   had yet to commence operations and the net book value of its assets was
                                       F11
   immaterial. As a result of the merger transaction with L & L Investments Holdings, Inc., the former stockholders of the L & L Investments Holdings, Inc. held a majority of Royal Coronado Company Ltd.'s voting stock. For financial accounting purposes, the acquisition is a reverse acquisition of Royal Coronado Company Ltd. by L & L Investments Holdings, Inc., under the purchase method of accounting, and is treated as a recapitalization with the L & L Investments Holdings, Inc. as the accounting acquirer. Accordingly, the historical financial statements have been restated after giving effect to the August 18, 2001, acquisition of the Company. The financial statements have been prepared to give retroactive effect to April 30, 2001, of the reverse acquisition completed on August 18, 2001, and represent the operations of L & L Investments Holdings, Inc. and its subsidiaries. Consistent with reverse acquisition accounting: (i) all of L & L
   Investments Holdings, Inc's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on August 18, 2001.

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

   Income taxes - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income

                                       F12
   Taxes, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

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

   Income Per Common Share - The Company has adopted SFAS No. 128, Earnings
   Per Share, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. There were no potentially dilutive securities outstanding at October 31, 2002.

   Foreign currency translation - The foreign subsidiaries maintain their financial statements in the local currency which has been determined to be the functional currency. Substantially all operations are conducted in Hong Kong and the functional currency is the Hong Kong Dollar. Assets and liabilities denominated in the foreign currency are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas, gains and losses resulting from foreign currency transactions are included in the results of operations. There were no material foreign currency gains or losses in the period ended October 31, 2002.

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

 4. PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following at October 31, 2002:

      Building                                                  $  153,846
      Furniture and fixtures                          12,147
      Office equipment                                      42,309
      Leasehold improvements                              26,471
            Total                                    234,773
         Less accumulated depreciation     (82,481)

   Property and equipment, net                   $   152,292

   Depreciation expense for the period ended October 31, 2002 was $4,804.

 5.OPERATING LEASES

   The Company leases its office and a residence in Hong Kong under leases that expire through 2005.

 6.LINE OF CREDIT

   The Company has an overdraft arrangement with two Hong Kong banks. The two credit facilities have a total limit of HK$1,710,000. Borrowings under the arrangement are subject to interest at the Overnight Interbank Rate. The rate on the facilities are 5 % per annum at October 31, 2002. The loan is
   collateralized by the assets of the Company.   The Company's balance due
   under this facility was $212,838 or HK$1,660,142, including accrued interest at July 31, 2002.

 7.INCOME TAXES

   The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company is subject to income taxes primarily in two taxing jurisdictions, Hong
                                       F15
   Hong and the United States. In the period ended October 31, 2002, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

 8.RELATED PARTY TRANSACTIONS

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

   The Company borrows and advances funds to numerous affiliates controlled by its controlling shareholder. The net amount due from the controlling shareholder and his affiliates was $112,198 at October 31, 2002. This balance is presented as a component of stockholders' equity due to the control over the ultimate disposition of this balance resting with the controlling shareholder.

   The controlling shareholder provides services to the Company and does not take compensation for such.

 9.INVESTMENTS

    L & L has made portfolio investments in the form of stock of four privately held companies in distinct industries. As the privately held securities do not trade publicly on an exchange therefore do not have a readily
    determinable fair  value.   The  registrant's  original  purchase  costs
    of those four privately held companies were in line with the fair market value of those stocks. The fair market value is determined by independent appraisers. During the second quarter ended October 31, 2002
                                        F16
    of the fiscal year, L & L entered into rescission agreements with two of the four companies with which the registrant had made investments. Thus the registrant's portfolio investment was decreased by $552,500 to $637,500. Investments are analyzed annually by management for indications of impairment. The Company's investments represent less than 20% of each investee's common equity stock, and no significant influence can be demonstrated. The investments are held on a long-term basis.

     The investments are as follows:

          Year            Ownership
IndustryPurchased  Cost   Interest

Software  2001   $ 400,500    19.5%
Timber    2001    237,000     19.5%
                 $ 637,500

     Management has determined that there is no impairment of the carrying value of these investments as of January 2, 2003.

10. COMMITMENTS AND CONTINGENCIES

     The Company has included a provision in one of its contracts with a client whereby the Company will be required to refund 80% of fees paid to the Company if the Company fails to produce certain results provided for in the contract. On one such contract, the Company has yet to meet such provisions. Should the Company be unable to produce the required deliverables, the Company would be required to refund $138,400 of previously recognized revenue. Any cash payment if this provision is invoked would be $42,600. The difference is attributable to the unpaid portion of the billings to the contract as of January 2, 2003.

11. STOCKHOLDERS' EQUITY

     During the year ended April 30, 2002, the Company received subscriptions for its common stock. Those subscriptions were for an aggregate 325,000 shares.
                                        F17
     During the period ended July 31, 2002, the Company received payment of $90,325 on one such subscription. The Company has obtained assignment of collateral on the other subscriptions but has not yet had the collateral transferred to the title of the Company or converted such to cash.

     On May 23, 2002, the Company issued 60,000 shares to a Director at fair market value for total amount of $90,000.

     On June 13, 2002, the Company issued 15,000 shares to its lawyer at fair market value for total amount of $30,000 in lieu of legal fee.

12. GEOGRAPHIC AREA DATA

     The Company generates its revenue from several clients, primarily in China. The Company operates in only one reportable segment and holds all of its assets in Hong Kong. All of the Company's revenues in the period ended October 31, 2002, were generated from Asian clients using personnel based in Hong Kong and China.

13.CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances at banks in Hong Kong. On
     October 31, 2002, the Company had uninsured bank balances of $248,931.

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable and common stock of its investees. The trade accounts receivable are due primarily from clients in Hong Kong and China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 9, the Company does not believe that the carrying value of its investments is impaired at October 31, 2002.

                                      F18
Item 2. Management's Discussion and Analysis or Plan of Operation

During this quarter ended October 31, 2002, the Company is actively seeking
M & A business opportunities in China and management contracts for - those acquired companies. The Company focuses on obtaining clients in high growth industries in China. The Company intends to acquire, invest and operate in private Chinese businesses as well as state-own-entities (S.O.E.) (via mergers and acquisitions, " M & A"). Management believes that the Company can utilize management practices and technologies common in the United States to restructure and better manage these businesses, improving efficiencies and profitability. The Company intends to use its personal networks and personnel in Hong Kong, China and the United States to market its services. Its business is conducted through its two 100% wholly-owned subsidiaries. The Company, through its Hong Kong subsidiary performs due diligence and financial consulting services. The Company's United States subsidiary manages its own investment portfolios in the companies located in China. The Investment-In Portfolio is recorded at cost. In October of 2002, the Company entered into rescission agreements with two of the four companies due to their non-compliances with the Company's investment standards.

Management believes that with its focus on China and its active pursuit of management roles in acquired Chinese companies, the Company is in a better strategic position to expand its business and profit.

RESULTS OF OPERATIONS:

The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes included in the Company's 2002 Form 10-KSB.

In the opinion of management, the Company's consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Balance Sheets of L & L and its subsidiaries as of October 31, 2002 and April 30, 2002, the results
                                      F19
of their operations for the three months and six months ended October 31, 2002 and 2001 and their cash flows for the six months ended October 31, 2002 and 2001. The financial statements for the three months and six months ended October 31, 2002 are consolidated to include the accounts of L & L Financial Holdings, Inc., its wholly owned BVI incorporated subsidiary L & L Investments Holdings, Inc., its wholly owned Nevada incorporated subsidiary L & L Financial Holdings Co. Ltd., and its wholly owned Hong Kong incorporated subsidiary Global Future Co. Ltd. (formerly known as L & L Financial Investments Co. Ltd.)

The results of operations for the three months and six months ended
October 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

The Company recorded revenue of $51,920 and $72,886 for the three months and six months ended October 31, 2002, compared to $41,075 and $148,997 for the same period in 2001. The revenue for the six months ended October 31, 2002 is decreased by $76,111 (51.08%) when compared to the same period in 2001, and was due to: 1) the Company devoted significant time and resources in developing new clients/projects in China, which have not shown an immediate revenue result in the current year, and 2) the general global economic downturn. The revenue for the three months ended October 31, 2002 is increased by $10,845 (26.40%) when compared to the same period in 2001. Management believes that revenues increase in the second quarter of the 2003 fiscal year end was the positive results of its marketing efforts. However, the lower revenue trend may linger if U.S. stock markets fail to recover.

Personnel cost were $18,775 and $39,051 for the three months and six months ended October 31, 2002 compared to $16,019 and $32,954 for the same period in 2001. Personnel costs may fluctuate with the volume of work. The Company has flexibility in its ability to retain and remove personnel.

Selling, General and Administrative Expenses was $32,069 and $90,752 for the three months and six months ended October 31, 2002 compared to $24,059 and $94,035 for the same period in 2001. During the current period, the Company devoted significant time and resources in developing new clients/projects in China.
                                      F20
Interest expense was $2,881 and $5,771 for the three months and six months ended October 31, 2002 compared to $2,210 and $4,363 for the same period in 2001. The increase in interest expenses is mainly due to the Company's increase in borrowing capacity under the credit line.

CHANGES IN LIQUIDITY AND CAPITAL RESOURCES

For the six months ended October 31, 2002 and 2001

a) Net cash used in operating activities was $12,719 during the six months ended October 31, 2002 when compared to $510,196 of net cash provided by operating activities during the same period in 2001. During the six months ended October 31, 2002, (1) the Company incurred an operating loss $54,245 when compared to net income $17,155 during the same period in 2001, (2) During the same period in 2001, an advance of $671,702 was received from director.

The Company's current ratio was 2.84 at October 31,2002, compared to 3.8 at the year ended April 30, 2002. The Company had a stock subscription receivable of $90,000 at April 30,2002, which was collected during the period ended
July 31, 2002. The Company's receivables have remained high as certain clients have become slow to pay. The accounts receivable balance at October 31, 2002 exceeded total revenues for the period ended October 31 2002. The Company has continued to collect on these customers' accounts but at a very slow rate.

b) Net cash provided by financing activities was $127,270 during the six months ended October 31, 2002 when compared to $143,734 of net cash used in financing activities during the same period in 2001. The main reasons are
(1)the Company utilized its bank overdraft facility in 2002. The management believes that the Company has ability to increase its borrowing capacity under the credit line. However, the Company's capacity to borrow is dependent upon personal credit of the Company's controlling shareholder. The controller shareholder also has loaned funds as well as provides services to the Company at no charge. The Company does not anticipate that there will be any need in short term for significant capital expenditures, (2) the issuance of 75,000 common shares during the first quarter ended July 31, 2002
The Company has made non-cash investments in operating entities in China. The Company has no commitment to provide capital to these entities.
                                      F21
Part II

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits
   None.

b)  Reports on Form 8-K
    None.








                                      F22
                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report signed on its behalf by the undersigned, thereunto duly authorized.

                                  L & L FINANCIAL HOLDINGS, INC.

Date:  January 2, 2003                    By: /s/ Dickson V Lee
--------------------------------               --------------------------
                                          Dickson V. Lee, Chairman