Form 10QSB/A
period 2002-07-31
L & L FINANCIAL HOLDINGS INC
filed 2003-02-05
CIK 1137083

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

Item 4.  Submission of Matters to a Vote of Security Holders .....      F21

Item 5.  Other information .......................................      F21

                                      F2
Item 6. Exhibits and Reports on Form 8-K .........................      F21

Signatures .......................................................      F21

                                      F3

L & L FINANCIAL HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS

                                                     July 31     April 30
                                                      2002         2002
                                                   ----------    ---------
                                                   (unaudited)    audited
ASSETS

CURRENT ASSETS:
   Cash                                         $      227,269$    136,133
   Accounts receivables, net of $2,219 allowance       393,425     402,425
   Prepaid expense and other current assets             93,818      44,209
   Deferred income taxes                                10,129           0
   Stock subscription receivable                             0      90,325
                                                      --------     -------
                                                   *             *
        TOTAL CURRENT ASSETS                           724,641     673,092

PROPERTY AND EQUIPMENT, net                            153,496     155,343

OTHER ASSETS:
   Investments                                         637,500     637,500
                                                       -------    ---------
                                                   *             *
        TOTAL OTHER ASSETS                             637,500     637,500
                                                      ---------   ---------
                                                   *             *
TOTAL ASSETS                                     $   1,515,637$   1,465,935
                                                      =========   =========









                                      F4

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
                Accounts payable               $          0$      1,949
                Deferred revenue                        131           0
                Accrued liabilities                  33,356      40,472
                Bank line of credit                 206,493     128,318
                Income taxes payable                      0       6,267
                                                    ---------   --------
                                                  *           *
TOTAL CURRENT LIABILITIES                            239,980     177,006


STOCKHOLDER'S EQUITY:

Preferred stock, no par value, 500,000 shares
authorized, none issued and outstanding                    0           0

Common stock, $0.001 par value, 6,500,000 shares
authorized, 5,254,800 issued and outstanding           5,255       5,180
Paid-in Capital                                    1,234,547   1,191,872
Common Stock Subscribed                             (151,716)   (151,716)
Due from controlling shareholder                    (114,327)   (104,485)
Foreign currency translation                          (6,642)     (6,608)
Retained Earning                                     308,540     354,686
                                                   ---------   ---------
TOTAL STOCKHOLDERS' EQUITY                         1,275,657   1,288,929
                                                   ----------  ---------
                                                  *           *
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  1,515,637$  1,465,935
                                                   =========   =========



The accompanying notes are an integral part of these consolidated financial statements

                                      F5

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

                                             Three Months Ended July 31,
                                                2002           2001
                                           -----------------------------
REVENUES                                   $     20,966  $    107,922


   Personnel costs                               20,276        16,935
   General and administrative expense            58,682        69,976
                                               --------       -------
          INCOME FROM OPERATIONS                (57,992)       21,011


OTHER INCOME (EXPENSES):
   Interest expense                              (2,890)       (2,153)
   Other income                                   4,607         1,067
                                                --------      --------
   TOTAL OTHER INCOME(EXPENSES)                   1,717        (1,086)

   INCOME BEFORE INCOME TAXES                   (56,275)       19,925
   LESS PROVISION FOR INCOME TAXES               10,129         2,293
                                               ---------      --------
   NET (LOSS) INCOME                            (46,146)       17,632

   OTHER COMPREHENSIVE (LOSS)/INCOME
            Foreign currency translation           (34)             3
                                               --------        ------
               COMPREHENSIVE (LOSS)/INCOME$    (46,180)  $     17,635
                                               ========        ======

                                      F6

Net (Loss) Income per common share- basic         $     (0.01)$      0.003

Weighted average common shares outstanding - basic   5,234,800   5,179,800






The accompanying notes are an integral part of these consolidated financial statements

                                      F7

L&L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY       *


                                                      Additional  Due from             Foreign
                          Common Stock      Stock       Paid-in  Controlling Retained  Currency
                       Shares    Amount  Subscriptions  Capital  Shareholder Earnings  ranslation  Total
                      --------------------------------------------------------------------------------------
Balance
April 30, 2002        5,179,800  5,180      (151,716)   1,191,872  (104,485)   354,686    (6,608)  1,288,929

Shares issued to
  Director               60,000    60                     34,140                                     34,200

Shares issued for
  Consulting Services    15,000    15                      8,535                                      8,550

Advance to shareholder                                               (9,842)                         (9,842)

Foreign Currency
Translation Adjustment                                                                       (34)       (34)

Net Income                                                                     (46,146)             (46,146)
                      *        *     *            *         *          *       *          *
                      --------------------------------------------------------------------------------------
July 31, 2002         5,254,800  5,255     (151,716)    1,234,547  (114,327)   308,540    (6,642) 1,275,657
                      ======================================================================================



The accompanying notes are an integral part of these consolidated financial statements

                                      F8

L & L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                        Three Months Ended July 31
                                                           2002    *     2001
                                                        --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                           (46,146)        17,632
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                               2,376          4,496
   Common stock issued for services                          12,825              0
   Deferred income taxes                                    (10,129)             0
Changes in assets and liabilities:
   Accounts receivable                                        9,000        (22,422)
   Due from shareholder                                      (9,842)       518,910
   Prepaids and other assets                                (19,718)        (3,308)
   Accounts payable                                          (1,949)             0
   Accrued liabilities                                       (6,985)       (20,708)
   Income tax payable                                        (6,267)         2,293
                                                           --------      ---------
      Net cash (used in)/provided by operating activities   (76,835)       496,896

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments                                       0       (384,392)
   Purchases of property and equipment                         (529)        (2,615)
                                                           ---------      ---------
      Net cash (used in) investing activities                  (529)      (387,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term Debt                                                0          4,011
   Borrowings on bank line of credit                         78,175              0
   Proceeds from stock subscriptions                                  90,325              0
   Recapitalization for merger                                    0            780
                                                           ---------      ---------
      Net cash provided by financing activities             168,500          4,791

                                      F9

     INCREASE IN CASH                                       91,136         114,680

       CASH, BEGINNING OF YEAR                             136,133         129,993
                                                           -------         -------
                                                           *      *
       CASH, END OF YEAR                                   227,269         244,673
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

 7.INCOME TAXES

   The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company

                                       F15
   is subject to income taxes primarily in two taxing jurisdictions, Hong Kong and the United States. In the period ended July 31, 2002, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

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

 9. INVESTMENTS

    L & L has made portfolio investments in the form of stock of four privately held companies in distinct industries. As the privately held securities do not trade publicly on an exchange therefore do not have a readily
    determinable fair  value.   The  registrant's  original  purchase  costs
    of those four privately held companies were in line with the fair market

                                        F16
    value of those stocks. The fair market value is determined by independent appraisers. During the second quarter ended October 31, 2002 of the fiscal year, L & L entered into rescission agreements with two of the four companies with which the registrant had made investments. Thus the registrant's portfolio investment was decreased by $552,500 to $637,500. Investments are analyzed annually by management for indications of impairment. The Company's investments represent less than 20% of each investee's common equity stock, and no significant influence can be demonstrated. The investments are held on a long-term basis.

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

     On May 23, 2002, the Company issued 60,000 shares to a Director at fair market value for total amount of $34,200.

     On June 13, 2002, the Company issued 15,000 shares to its lawyer at fair market value for total amount of $8,550 in lieu of legal fee.

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

Personnel costs were $20,276 for the three months ended July 31, 2002 compared to $16,935 for the same period in 2001. Personnel costs may fluctuate with the volume of work. The Company has flexibility in its ability to retain and remove personnel.

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

b) Net cash provided by financing activities was $120,925 during the three months ended July 31, 2002 and compared to net cash used in financing activities was $4,791 in for the same period in 2001. The main reasons are (1) the Company utilized its bank overdraft facility in 2002. The management believes that the Company has ability to increase its borrowing capacity under the credit line. During the three months ended
July 31, 2002, the company drew down an additional $78,175 on these credit facilities. However, the Company's capacity to borrow is dependent upon personal credit of the Company's controlling shareholder. The controller shareholder also has loaned funds as well as provides services to the Company at no charge. The Company does not anticipate that there will be any need in short term for significant capital expenditures, (2) the issuance of 75,000 common shares during the first quarter ended July 31, 2002

The Company has made non-cash investments in operating entities in China. The Company has no commitment to provide capital to these entities.

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