Form 10QSB/A
period 2002-10-31
L & L FINANCIAL HOLDINGS INC
filed 2003-02-05
CIK 1137083

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

Item 3.  Defaults Upon Senior Securities .........................      F21

Item 4.  Submission of Matters to a Vote of Security Holders .....      F21

Item 5.  Other information .......................................      F21
                                      F2
Item 6.  Exhibits and Reports on Form 8-K ........................      F21

Signatures .......................................................      F22

                                      F3

L & L FINANCIAL HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS

                                                   October 31    April 30
                                                      2002         2002
                                                   -----------   ---------
                                                   (unaudited)   (audited)
ASSETS

CURRENT ASSETS:
   Cash                                         $      248,931 $   136,133
   Accounts receivables, net of $2,219 allowance       379,613     402,425
   Prepaid expenses and other current assets            88,744      44,209
   Deferred income taxes                                 9,764           0
   Stock subscription receivable                             0      90,325
                                                       --------   ---------
                                                   *             *
        TOTAL CURRENT ASSETS                           727,052     673,092

PROPERTY AND EQUIPMENT, net                            152,292     155,343

OTHER ASSETS:
   Investments                                         637,500     637,500
					         --------   ---------
                                                   *             *
        TOTAL OTHER ASSETS                             637,500     637,500
                                                      --------- -----------
                                                   *             *
TOTAL ASSETS                                     $   1,516,844 $  1,465,935
                                                      ========= ============
                                                   *             *


                                      F4

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
                Accounts payable                $          0$      1,949
                Accrued liabilities                   39,964      40,472
                Bank line of credit                  212,838     128,318

                Income taxes payable                       0       6,267
                                                    --------    --------
                                                  *           *
TOTAL CURRENT LIABILITIES                            252,802     177,006


             STOCKHOLDER'S EQUITY:

Preferred stock, no par value, 500,000 shares
authorized, none issued and outstanding                    0           0

Common stock, $0.001 par value, 6,500,000 shares
authorized, 5,254,800 issued and outstanding           5,255       5,180
Paid-in Capital                                    1,234,547   1,191,872
Common Stock Subscribed                             (151,716)   (151,716)
Due from controlling shareholder                    (127,525)   (104,485)
Foreign currency translation                          (6,724)     (6,608)
Retained Earning                                     310,205     354,686
                                                  ----------   ----------
                                                  *           *
TOTAL STOCKHOLDERS' EQUITY                         1,264,042   1,288,929
                                                  ----------   ---------
                                                 *           *
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  1,516,844$  1,465,935
                                                  ==========   =========
                                                  *           *


The accompanying notes are an integral part of these consolidated financial statements

                                      F5

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)         *      *

                                             Three Months Ended October 31,   Six Months Ended October 31,
                                                2002              2001         2002            2001
                                             ------------------------------   ---------------------------
REVENUES                                   $       51,920 $         41,075$      72,886  $     148,997


   Personnel costs                                 18,775           16,019       39,051         32,954
   General and administrative expense              32,069           24,059       90,752         94,035
                                                   ------           ------     --------         ------
          INCOME FROM OPERATIONS                    1,076              997      (56,917)        22,008


OTHER INCOME (EXPENSES):
   Interest expense                                (2,881)          (2,210)      (5,771)        (4,363)
   Other income                                     3,836              736        8,443          1,803
                                                   -------          -------      -------         ------
         TOTAL OTHER INCOME/(EXPENSES)                955           (1,474)       2,672         (2,560)

   INCOME/(LOSS) BEFORE INCOME TAXES                2,031             (477)     (54,245)        19,448
   LESS PROVISION FOR INCOME TAXES                    365                0       (9,764)         2,293
                                                   -------          -------     --------        ------
   NET INCOME/(LOSS)                                1,666             (477)     (44,481)        17,155

   OTHER COMPREHENSIVE LOSS
            Foreign currency translation              (82)             (85)        (116)           (82)
                                                   -------          -------     --------        -------
               COMPREHENSIVE (LOSS)/INCOME$         1,584 $           (562)$    (44,597)  $     17,073
                                                   =======          =======     ========         =====

                                      F6

Net (Loss) Income per common share - basic        $          0$          0$    (0.010)$      0.003

Weighted average common shares outstanding - basic   5,235,800   5,179,800   5,246,467   5,179,800


The accompanying notes are an integral part of these consolidated financial statements

                                      F7

L&L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY       *


                                                     Additional  Due from              Foreign
                         Common Stock      Stock      Paid-in   Controlling  Retained  Currency
                      Shares    Amount Subscriptions  Capital   Shareholder Earnings Translation  Total
                      ------------------------------------------------------------------------------------
Balance
April 30, 2002        5,179,800  5,180    (151,716)   1,191,872  (104,485)   354,686    (6,608)  1,288,929

Shares issued for
  Consulting Services    15,000    15                     8,535                                      8,550

Shares issued to
  Director               60,000    60                    34,140                                     34,200

Advance to shareholder                                            (23,040)                         (23,040)

Foreign Currency
Translation Adjustment                                                                     (116)      (116)

Net Income                                                                    (44,481)             (44,481)
                      *        *     *            *         *          *       *          *
                      -------------------------------------------------------------------------------------
July 31, 2002         5,254,800  5,255    (151,716)    1,234,547  (127,525)    310,205    (6,724) 1,264,042
                      =====================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                                      F8

L & L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                             Six Months Ended October 31,
                                                                2002           2001
                                                            -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                           $    (44,481)$         17,155
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    4,804            8,329
   Common stock issued as consideration for services              18,080                0
   Deferred income taxes                                          (9,764)               0
Changes in assets and liabilities:
   Accounts receivable                                            22,812         (176,044)
   Due from shareholder                                          (23,040)               0
   Prepaids and other assets                                     (19,981)          (5,441)
   Accounts payable                                               (1,949)               0
   Accrued liabilities                                              (508)          (7,798)
   Due  to shareholder                                                 0          671,702
   Income tax payable                                             (6,267)           2,293
                                                                ---------        --------
      Net cash (used in )/provided by operating activities       (60,294)         510,196

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments and marketable securities                  0         (332,964)
   Purchases of property and equipment                            (1,753)          (2,615)
                                                                 --------        ---------
      Net cash (used in) investing activities                     (1,753)        (335,579)

                                      F9

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on bank line of credit                          84,520       8,691
   Issuance of common stock                                        0         780
   Proceeds from common stock subscriptions                   90,325    (153,205)
                                                            --------    ---------
      Net cash provided by/(used in) financing activities    174,845    (143,734)

INCREASE IN CASH                                             112,798      30,883

CASH, BEGINNING OF YEAR                                      136,133     129,993
                                                             -------     -------
                                                         *  *      *  *
CASH, END OF YEAR                                         $  248,931$    160,876
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

   The Company borrows and advances funds to numerous affiliates controlled by its controlling shareholder. The net amount due from the controlling shareholder and his affiliates was $127,525 at October 31, 2002. This balance is presented as a component of stockholders' equity due to the control over the ultimate disposition of this balance resting with the controlling shareholder.

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

b) Net cash provided by financing activities was $127,270 during the six months ended October 31, 2002 when compared to $143,734 of net cash used in financing activities during the same period in 2001. The main reasons are
(1)the Company utilized its bank overdraft facility in 2002. The management believes that the Company has ability to increase its borrowing capacity under the credit line. The Company borrowed an additional $84,250 during the six months ended October 31, 2002. However, the Company's capacity to borrow is dependent upon personal credit of the Company's controlling shareholder. The controller shareholder also has loaned funds as well as provides services to the Company at no charge. The Company does not anticipate that there will be any need in short term for significant capital expenditures, (2) the issuance of 75,000 common shares during the first quarter ended July 31, 2002 The Company has made non-cash investments in operating entities in China. The Company has no commitment to provide capital to these entities.
                                      F21
Part II

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

                                           L & L FINANCIAL HOLDINGS, INC.

Date:  January 31, 2003                    By: /s/ Dickson V Lee
--------------------------------               --------------------------
                                               Dickson V. Lee, Chairman