Form 10QSB
period 2003-01-31
L & L FINANCIAL HOLDINGS INC
filed 2003-03-13
CIK 1137083

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the Third Quarter Ended on January 31, 2003

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

                     26318 127th AVENUE SE, KENT, WA 98030
              (Address of principal executive office) (Zip Code)

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

The number of shares outstanding of the issuer's common stock as of January 31, 2003 was 5,254,800.

Transitional Small Business Disclosure Format (check one):
                           Yes [ ]           No [X]

                                      F1
                        L & L FINANCIAL HOLDINGS, INC.
        Report on Form 10-QSB For Third Quarter Ended January 31, 2003
                               Table of Contents

                                                                       Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets at January 31, 2003 (unaudited)
        and April 30, 2002 ........................................   F3 - F4

        Consolidated Statements of Operations for the Three Months
        and Nine Months Ended January 31, 2003 and 2002 (unaudited)   F5 - F6

        Consolidated Statements of Shareholders' Equity for the
        Nine Months ended January 31, 2003 (unaudited) .............     F7

        Consolidated Statements of Cash Flows for the Nine Months
        Ended January 31, 2003 and 2002 (unaudited) ..............    F8 - F9

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

Item 3.  Defaults Upon Senior Securities .........................      F21

Item 4.  Submission of Matters to a Vote of Security Holders .....      F21

Item 5.  Other information .......................................      F21
                                      F2
Item 6.  Exhibits and Reports on Form 8-K ........................      F21

Signatures .......................................................      F22

                                      F3

L & L FINANCIAL HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS

                                                   January  31    April 30
                                                      2003         2002
                                                   -----------   ---------
                                                   (unaudited)   (audited)
ASSETS

CURRENT ASSETS:
   Cash                                         $      227,515 $   136,133
   Accounts receivables, net of $2,219 allowance       379,058     402,425
   Prepaid expenses and other current assets            69,974      44,209
   Deferred income taxes                                 5,513           0
   Stock subscription receivable                             0      90,325
                                                       --------   ---------
                                                   *             *
        TOTAL CURRENT ASSETS                           682,060     673,092

PROPERTY AND EQUIPMENT, net                            150,095     155,343

OTHER ASSETS:
   Investments                                         637,500     637,500
					         --------   ---------
                                                   *             *
        TOTAL OTHER ASSETS                             637,500     637,500
                                                      --------- -----------
                                                   *             *
TOTAL ASSETS                                     $   1,469,655 $  1,465,935
                                                      ========= ============
                                                   *             *


                                      F4

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
                Accounts payable                $        620$      1,949
                Accrued liabilities                   62,197      40,472
                Bank line of credit                  218,729     128,318

                Income taxes payable                       0       6,267
                                                    --------    --------
                                                  *           *
TOTAL CURRENT LIABILITIES                            281,546     177,006


             STOCKHOLDER'S EQUITY:

Preferred stock, no par value, 500,000 shares
authorized, none issued and outstanding                    0           0

Common stock, $0.001 par value, 6,500,000 shares
authorized, 5,254,800 issued and outstanding           5,255       5,180
Paid-in Capital                                    1,234,547   1,191,872
Common Stock Subscribed                             (151,716)   (151,716)
Due from controlling shareholder                    (155,761)   (104,485)
Foreign currency translation                          (6,788)     (6,608)
Retained Earning                                     262,572     354,686
                                                  ----------   ----------
                                                  *           *
TOTAL STOCKHOLDERS' EQUITY                         1,188,109   1,288,929
                                                  ----------   ---------
                                                 *           *
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  1,469,655$  1,465,935
                                                  ==========   =========
                                                  *           *


The accompanying notes are an integral part of these consolidated financial statements

                                      F5

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)         *      *

                                             Three Months Ended January 31,   Nine Months Ended January 31,
                                                2003              2002         2003            2002
                                             ------------------------------   ---------------------------
REVENUES                                   $       18,112 $        116,432$      90,998  $     265,429


   Personnel costs                                 25,678           65,591       64,729         98,545
   General and administrative expense              27,999           92,812      118,751        186,847
                                                   ------           ------     --------        -------
          INCOME FROM OPERATIONS                  (35,565)	   (41,971)     (92,482)       (19,963)        22,008


OTHER INCOME (EXPENSES):
   Interest expense                                (2,743)          (2,220)      (8,514)        (6,583)
   Other income                                       439              450        8,882          2,253
                                                   -------          -------      -------        -------
         TOTAL OTHER INCOME/(EXPENSES)             (2,304)          (1,770)         368         (4,330)

   INCOME/(LOSS) BEFORE INCOME TAXES              (37,869)         (43,741)     (92,114)       (24,293)
   LESS PROVISION FOR INCOME TAXES                  9,764           (2,293)           0              0
                                                  --------         --------     --------        ------
   NET INCOME/(LOSS)                              (47,633)         (41,448)     (92,114)       (24,293)

   OTHER COMPREHENSIVE LOSS
            Foreign currency translation              (64)             (58)        (180)          (140)
                                                  --------         --------     --------       --------
               COMPREHENSIVE (LOSS)/INCOME$       (47,697) $       (41,506)$    (92,294)  $    (24,433)
                                                   =======          =======     ========       ========

                                      F6

Net (Loss) Income per common share - basic    $    (0.009) $        (0.008)$     (0.018)  $     (0.005)

Weighted average common shares outstanding - basic   5,246,467   5,179,800   5,242,735   5,179,800


The accompanying notes are an integral part of these consolidated financial statements

                                      F7

L&L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY       *


                                                     Additional  Due from              Foreign
                         Common Stock      Stock      Paid-in   Controlling  Retained  Currency
                      Shares    Amount Subscriptions  Capital   Shareholder Earnings Translation  Total
                      ------------------------------------------------------------------------------------
Balance
April 30, 2002        5,179,800  5,180    (151,716)   1,191,872  (104,485)    354,686    (6,608)  1,288,929

Shares issued for
  Consulting Services    15,000    15                     8,535                                      8,550

Shares issued to
  Director               60,000    60                    34,140                                     34,200

Advance to shareholder                                            (51,276)                         (51,276)

Foreign Currency
Translation Adjustment                                                                     (180)      (180)

Net Income                                                                    (92,114)             (92,114)
                      *        *     *            *         *          *       *          *
                      -------------------------------------------------------------------------------------
January 31, 2003      5,254,800  5,255    (151,716)    1,234,547  (155,761)    262,572    (6,788) 1,188,109
                      =====================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                                      F8

L & L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                             Nine Months Ended January 31,
                                                                2003           2002
                                                            -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                           $    (92,294)$        (24,434)
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    7,225           17,617
   Deferred income taxes                                          (5,513)               0
Changes in assets and liabilities:
   Accounts receivable                                            23,367          (75,081)
   Due from shareholder                                          (51,276)          (9,067)
   Prepaids and other assets                                     (25,765)            (436)
   Accounts payable                                               (1,329)               0
   Accrued liabilities                                            21,725           (3,799)
   Due  to shareholder                                                 0          (52,903)
   Income tax payable                                             (6,267)           1,288
                                                                ---------        --------
      Net cash (used in )/provided by operating activities      (130,127)        (122,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments and marketable securities                  0         (177,486)
   Purchases of property and equipment                            (1,977)          (6,187)
                                                                 --------        ---------
      Net cash (used in) investing activities                     (1,977)        (183,673)

                                      F9

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on bank line of credit                          90,411      (1,027)
   Issuance of common stock                                   42,750     417,773
   Proceeds from common stock subscriptions                   90,325           0
                                                            --------    ---------
      Net cash provided by/(used in) financing activities    223,486     416,746

INCREASE IN CASH                                              91,382      86,258

CASH, BEGINNING OF PERIOD                                    136,133     129,993
                                                             -------     -------
                                                         *  *      *  *
CASH, END OF PERIOD                                       $  227,515$    216,251
                                                             =======     =======






The accompanying notes are an integral part of these consolidated financial statements

                                      F10
L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD ENDED JANUARY 31, 2003   (UNAUDITED)

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

   Income Per Common Share - The Company has adopted SFAS No. 128, Earnings
   Per Share, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. There were no potentially dilutive securities outstanding at January 31, 2003.

   Foreign currency translation - The foreign subsidiaries maintain their financial statements in the local currency which has been determined to be the functional currency. Substantially all operations are conducted in Hong Kong and the functional currency is the Hong Kong Dollar. Assets and liabilities denominated in the foreign currency are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas, gains and losses resulting from foreign currency transactions are included in the results of operations. There were no material foreign currency gains or losses in the period ended January 31, 2003.

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

 4. PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following at January 31, 2003:

      Building                                                  $  153,846
      Furniture and fixtures                          12,147
      Office equipment                                      42,398
      Leasehold improvements                              26,471
            Total                                    234,862
         Less accumulated depreciation     (84,767)

   Property and equipment, net                   $   150,095

   Depreciation expense for the period ended January 31, 2003 was $2,286.

 5.OPERATING LEASES

   The Company leases its office and a residence in Hong Kong under leases that expire through 2005.

 6.LINE OF CREDIT

   The Company has an overdraft arrangement with two Hong Kong banks. The two credit facilities have a total limit of HK$1,710,000. Borrowings under the arrangement are subject to interest at the Overnight Interbank Rate. The rate on the facilities are 5 % per annum at January 31, 2003. The loan is
   collateralized by the assets of the Company.   The Company's balance due
   under this facility was $218,729 or HK$1,706,081, including accrued interest at January 31, 2003.

 7.INCOME TAXES

   The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company is subject to income taxes primarily in two taxing jurisdictions, Hong
                                       F15
   Hong and the United States. In the period ended January 31 2003, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

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

   The Company borrows and advances funds to numerous affiliates controlled by its controlling shareholder. The net amount due from the controlling shareholder and his affiliates was $146,060 at January 31, 2003. This balance is presented as a component of stockholders' equity due to the control over the ultimate disposition of this balance resting with the controlling shareholder.

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
                 $ 637,500

     Management has determined that there is no impairment of the carrying value of these investments as of February 26, 2003.

10. COMMITMENTS AND CONTINGENCIES

     The Company has included a provision in one of its contracts with a client whereby the Company will be required to refund 80% of fees paid to the Company if the Company fails to produce certain results provided for in the contract. On one such contract, the Company has yet to meet such provisions. Should the Company be unable to produce the required deliverables, the Company would be required to refund $138,400 of previously recognized revenue. Any cash payment if this provision is invoked would be $42,600. The difference is attributable to the unpaid portion of the billings to the contract as of February 26, 2003.

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

12. GEOGRAPHIC AREA DATA

     The Company generates its revenue from several clients, primarily in China. The Company operates in only one reportable segment and holds all of its assets in Hong Kong. All of the Company's revenues in the period ended January 31, 2003, were generated from Asian clients using personnel based in Hong Kong and China.

13.CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances at banks in Hong Kong. On
     January 31, 2003, the Company had uninsured bank balances of $220,904.

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable and common stock of its investees. The trade accounts receivable are due primarily from clients in Hong Kong and China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 9, the Company does not believe that the carrying value of its investments is impaired at January 31, 2003.

                                      F18
Item 2. Management's Discussion and Analysis or Plan of Operation

During this quarter ended January 31, 2003, the Company is actively seeking
M & A business opportunities in China and management contracts for - those acquired companies. The Company focuses on obtaining clients in high growth industries in China. The Company intends to acquire, invest and operate in private Chinese businesses as well as state-own-entities (S.O.E.) (via mergers and acquisitions, " M & A"). Management believes that the Company can utilize management practices and technologies common in the United States to restructure and better manage these businesses, improving efficiencies and profitability. The Company intends to use its personal networks and personnel in Hong Kong, China and the United States to market its services. Its business is conducted through its two 100% wholly-owned subsidiaries. The Company, through its Hong Kong subsidiary performs due diligence and financial consulting services. The Company's United States subsidiary manages its own investment portfolios in the companies located in China. The Investment-In Portfolio is recorded at cost. In October of 2002, the Company entered into rescission agreements with two of the four companies due to their non-compliances with the Company's investment standards.

Management believes that with its focus on China and its active pursuit of management roles in acquired Chinese companies, the Company is in a better strategic position to expand its business and profit.

During the period ended January 31, 2003, the Company devoted efforts and resources to proceed with a prospective acquisition and subsequent restructuring PVC resins manufacturing company (PVC factory), located in Ji-Yuan City of Ho Nan Province, China. The PVC factory is a State-Owned-Enterprise (SOE). The Chinese Government has made it a policy to privitize SOE's. The Company has been negotiating for the PVC factory since early of 2002 to consult and restructure this entity. As of February 26, 2003, the Company signed a Letter of Intent to acquire 100% ownership and restructure this PVC factory. It is estimated that the PVC factory has approximately $18 million assets and annual sales of $29 million (producing 48,000 tons). The company will continue to proceed with this transaction and attempt to close by the end of 2003. If a successful acquisition can be completed, the PVC factory will be expanded to a targeted 80,000 ton production capacity, and will have material implication to the Company's operations.

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

In the opinion of management, the Company's consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Balance Sheets of L & L and its subsidiaries as of January 31, 2003 and April 30, 2002, the results
                                      F19
of their operations for the three months and nine months ended January 31 2003 and 2002 and their cash flows for the nine months ended January 31, 2003 and 2002. The financial statements for the three months and nine months ended January 31, 2003 are consolidated to include the accounts of L & L Financial Holdings, Inc., its wholly owned BVI incorporated subsidiary L & L Investments Holdings, Inc., its wholly owned Nevada incorporated subsidiary L & L Financial Holdings Co. Ltd., and its wholly owned Hong Kong incorporated subsidiary Global Future Co. Ltd. (formerly known as L & L Financial Investments Co. Ltd.)

The results of operations for the three months and nine months ended
January 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

The Company generated revenue of $18,112 and $90,998 for the three months and nine months ended January 31, 2003, compared to $116,432 and $265,429 for the same period in 2002. The revenue for the nine months ended January 31, 2003 is decreased by $174,431 (65.71%) when compared to the same period in 2002, and was due to: 1) the Company devoted significant time and resources in developing new clients/projects in China, which have not shown an immediate revenue result in the current year, and 2) the general global economic downturn. The revenue for the three months ended January 31, 2003 is decreased by $98,320 (84.44%) when compared to the same period in 2002. Management believes that revenues will increase as it begins to see positive results of its marketing efforts. However, the lower revenue trend may linger if U.S. stock markets fail to recover.

Personnel cost were $25,678 and $64,729 for the three months and nine months ended January 31, 2003 compared to $65,591 and $98,545 for the same period in 2002. Personnel costs may fluctuate with the volume of work. The Company has flexibility in its ability to retain and remove personnel.

Selling, General and Administrative Expenses was $27,999 and $118,751 for the three months and nine months ended January 31, 2003 compared to $92,812 and $186,847 for the same period in 2002. During the current period, the Company devoted significant time and resources in developing new clients/projects in China.
                                      F20
Interest expense was $2,743 and $8,514 for the three months and nine months ended January 31, 2003 compared to $2,220 and $6,583 for the same period in 2002. The increase in interest expenses is mainly due to the Company's increase in borrowing capacity under the credit line.

CHANGES IN LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended January 31, 2003 and 2002

a) Net cash used in operating activities was $130,127 during the nine months ended January 31, 2003 compared to $122,381 of net cash used in operating activities during the same period in 2002. During the nine months ended January 31, 2002, the Company had greater amounts of account receivable than that of the same period in 2003, due to higher revenue.

The Company's current ratio was 2.42 at January 31, 2003, compared to 3.8 at the year ended April 30, 2002. The Company had a stock subscription receivable of $90,000 at April 30,2002, which was collected during the period ended
July 31, 2002. The Company's receivables have remained high as certain clients have become slow to pay. The accounts receivable balance at January 31, 2003 exceeded total revenues for the period ended January 31, 2003. The Company has continued to collect on these customers' accounts but at a very slow rate.

b) Net cash provided by financing activities was $223,486 during the nine months ended January 31, 2003 when compared to $416,746 of net cash provided by financing activities during the same period in 2002. The main reason is the Company issued additional common shares during the period ended
January 31, 2002.
                                      F21
Part II

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

                                           L & L FINANCIAL HOLDINGS, INC.

Date:  February 26, 2003                    By: /s/ Dickson V Lee
--------------------------------               --------------------------
                                               Dickson V. Lee, Chairman