Form 10KSB
period 2003-04-30
L & L FINANCIAL HOLDINGS INC
filed 2004-03-15
CIK 1137083

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE
            ACT OF 1934
        [Fee Required]

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
        [No Fee Required]
                      For fiscal year ended April 30, 2003

                        Commission file number 000-32505

                         L & L FINANCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
                            (State of incorporation)

                                   90-2103949
                      (I.R.S. Employer Identification No.)

              26318 127th AVENUE SE, KENT, WA 98030, (253) 639-2406
              (Address, including zip code, and telephone number,
            including area code, of registrant's executive offices)

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
Yes  X    No
    ----     ---

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for most recent fiscal year: $ 289,677

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 24, 2003, there were 5,426,714 shares of common stock outstanding.

                         L & L FINANCIAL HOLDINGS, INC.
                         2003 Form 10-KSB Annual Report
                                Table of Contents

                                                           Page
                                     PART I

Item 1.  Description of Business.........................   3

Item 2.  Description of Property.........................   4

Item 3.  Legal Proceedings...............................   4

Item 4.  Submission of Matters to a Vote of Security
            Holders......................................   4

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder
            Matters.......................................  4

Item 6.  Management's Discussion and Analysis or Plan of
            Operation.....................................  5

Item 7.  Consolidated Financial Statements...............   7

Item 8.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.......   7

                                    PART III

Item 9.  Directors and Executive Officers................   7

Item 10. Executive Compensation..........................   8

Item 11. Security Ownership of Certain Beneficial
            Owners and Management........................   8

Item 12. Certain Relationships and Related Transactions..   8

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K................   9

Signatures...............................................   9

Certifications...........................................  10

                                      - 3 -
Explanatory Note:

Unless otherwise indicated or the context otherwise requires, all references to "the Company" are L & L Financial Holdings, Inc., (a Nevada corporation).

PART I

Item 1. Description of Business

L & L Financial Holdings, Inc. (L & L) is the company providing corporate finance services and to own and operate low-tech, labour- intensive manufacturing business in China. L & L holds a 100% ownership of two (2) operating entities, L & L Financial Holdings Co. Ltd., (a Nevada incorporated company) and Global Future Company Ltd (Global), (a Hong Kong incorporated entity). Global is a licensed investment advisor and is regulated by the Hong Kong Securities and Futures Commission (SFC), a government regulatory authority.

The Company is to acquire, invest and operate in private Chinese businesses via mergers and acquisitions ("M & A"), utilizing its management skills and technologies common in the United States to restructure and improve efficiencies and profitability of acquired business entities. The Company intends to use its existing networks and personnel in Hong Kong, China and the United States to focus on its M & A services in China. Currently, there are projects being negotiated and acquired.

The Company, through its Hong Kong subsidiary, performs marketing leads, feasibility studies, and financial consulting services, to generate income. The Company's United States subsidiary manages the acquired investment portfolios located in China.

Presently, the revenue-generating activities for the Company are from consulting services. The Company provides professional and technical personnel, prime office space, marketing leads, to an affiliate, Loral International CPA & Advisor, LLC (Loral), which is owned by the Company's controlling shareholder. The Company also provides services of Feasibility Studies, through its Hong Kong subsidiary, for Chinese clients.

History of the Company

In 1995, the Company began its operations in Hong Kong to provide corporate finance and financial consulting. In 1996, L & L expanded its operations into China, based on the facts that: 1) the opening up of large Chinese markets, 2) China capital markets being just developing, need the US capital, American technical know-how and US management skills. In August 1998, the Company purchased a prime office, located on the 25th floor of United Plaza, in Shenzhen, China to further expand its businesses in China. In September 1998, the Company successfully assisted Chinese Companies to raise capital in the US. In October of the same year, the Company's Hong Kong subsidiary applied and received an Investment Advisor license from the Hong Kong regulatory bodies. In February of 1999, the Company's CEO was appointed as a judicial member of the SEC Insider Dealing Tribunal of Hong Kong to conduct judical proceedings and rulings on the implicated parties, who may violate the Insider Dealing Ordinance of Hong Kong. In February of 2000, the Company started its feasibilities studies, in preparation for its M & A activities in China. From August to December of 2000, the Company invested in four (4) small Chinese entities via a sequence of four separate transactions, in order to gain hands-on knowledge on the Chinese operating practices. In May of 2001, the Company, through a reverse merger, becomes a SEC public reporting company. In March of 2002, the Company submitted a 15c2-11 application to the NASD Regulation, Inc. In April of 2002, the Company began a M & A study on the PVC facoty in China. In May of 2002, the Company with the China Development Institute (CDI); a China think-tank, identified a niche market of M & A in China. In July of 2002, the Company was appointed as an Economic Advisor by the municipal government of Tong Shan City of China. In October of 2002, the Company started discussions to relocate a fertilizer plant with 600,000 tons of annual capacity in manufacturing of Ammonia and Urea to China.

In order to operate in both US and China, the Company maintains three (3) operating centers, located in Hong Kong, Shenzhen city and Seattle. With established presence and network developed over the past eight (8) years, the Company is able to offer its American management skills to the Chinese coporate clients, via: 1) M & A activities, 2) investment advisory and 3) due diligence services to receive fees and equity.

The Company's founder and CEO was associated with NYNEX (now, Verizon Communications) and Peat Marwick & Mitchell (KPMG) in New York. As a professional and an entrepreneur for the past 8 years, the management has gained extensive experiences in dealing with corporations in China and Hong Kong. The Company is committed to focus its resources on the emerging market of China and to profit from it.

Item 2. Description of Properties

Presently, the Company's US office is located at 26318 127th Avenue SE, Kent, WA 98030. Its Hong Kong operating office is located in a prime business building in the financial district of Hong Kong, with the address of Suite # 908, Wing On Center, 111 Connaught Road, Central, Hong Kong. Both of the properties are held under operating leases. The Company also owns a prime office, located at Suite # 2503, United Plaza, Shenzhen city, Gaung Dong Province, China, which is one hour away from Hong Kong.

Item 3 Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

As of April 30, 2003 the Company is a closely held private company. Its shares are not publicly traded. There is no public market for the Company's common equity shares. After a completion acquisition of a Chinese company, the Company plans to start the process of getting its common shares publicly traded in a US stock market, through a proper application with the SEC and other regulatory agencies.

During the current year ended on April 30, 2003, the Company starts its efforts to acquire business entities of the manufacturing industries in China. The Company intends to own and operate its acquiring businesses via M & A activities. The Company plans to start its private placement activities to secure the necessary funding for the M & A projects.

Item 6. Management's Discussion and Analysis or Plan of Operation

As the Chinese policy is to privatize its state-owned-enterprises (SOE) in the recent years, the thrust of the Company's operations in the current year ended on April 30, 2003 is to acquire and re-structure a PVC factory (a SOE) located in Ji-Yuan City of China, to expand its assets basis, revenue, profits and long term growth objective. The Company devoted significant resources to proceed with the acquisition of a PVC factory in the current year. While in the prior year ended April 30, 2002, little or no M & A activities incurred. As of May 25, 2003, the PVC factory acquisition contract was signed with the owner, witnessed by the government of the Ji-Yuan City, China. The Company is in a process to prepare taking over the assets of approximately $15 million of the PVC factory, with approximately $29 million of sales. In addition, the Company is in an initial stage to discuss the possibilities of relocating a 600,000 tons fertilizer plant to China. Management believes it has the advantage of utilizing its language skills, apply the American management practices to reduce operational wastes, improve efficiencies and profitability of the acquired entities. Focusing on China's niche market, the Company intends to become a leader in this niche market in China. Such acquisitions if successfully completed, will provide the Company with substantial assets and significant revenue.

If a successful M & A can be completed, it will have material implications to the Company's operations, financial condition and liquidity.

The consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year ended April 30, 2002 have been restated from what had originally been reported. The Company had previously reported revenue of $138,400 on contract that contained certain contingency provisions that could result in the Company refunding those fees to the client. That amount is now reflected as deferred revenue in the accompanying balance sheet as of April 30, 2002. The Company has subsequently resolved any contingency with this customer and the amount was recognized as revenue in the year ended April 30, 2003. In addition, the Company previously reported a miscellaneous gain $15,384 on the sale of a Company owned vehicle to a family member of the Company's controlling shareholder. That amount is now reported as a capital contribution in the year ended April 30, 2002.

As a result of the above two (2) adjustments, a net loss of $141,048 is now reported for the year ended April 30, 2002, compared to a net profit of $12,736 originally reported.


RESULTS OF OPERATIONS:

Comparision of the current year which is ended on April 30, 2003 and the prior year which is ended on April 30, 2002.

Revenue increased by $163,963 (or 130%) from $125,714 to $289,677 in the current year. The increase was mainly due to the recognition of $138,400 contingent income, which was deferred in 2002. The disallowing of the 2002 revenue of $138,400 from the total amount of the original $264,114 leaving the 2002 adjusted revenue as $125,714 is recorded as a prior year adjustment in accordance with the GAAP. The income effect of the Company's devotion to proceed with the acquisition of a PVC factory, has not shown in the current year.

The fees received from Loral were $96,776 and $79,650 for the years ended April 30, 2003 and 2002 respectively. The increase of $17,126 (or 22%) was due to increase of service provided to Loral.

Personnel costs were $159,096 and $76,668 for the years ended April 30, 2003 and 2002 respectively. The increase of $82,428 (107%) of personnel costs was mainly due to the increased number of personnel. As the Company is in a process of acquiring existing factories of the manufacturing industries in China, so more personnel has recruited to participate the preliminary planning and procedures.

Selling, General and Administrative Expenses (SG&A) increased by $34,981 (or 19%) from $182,140 in the prior year ended April 30, 2002 to $217,121 in 2003. The reason for the increase was due to the Company's recording the staff accomodation expenses, which were allowed in the current year.

Interest expense was $11,604 for the current year ended April 30, 2003 compared to $7,697 in 2002. The increase of 3,907 (or 51%) was due to the increase of the Company's borrowing by $86,504 for the M&A project, through banks' credit line in the current year.

Net loss were $92,288 and $141,048 for the years ended April 30, 2003 and April 30, 2002 respectively. Originally, there was a profit of $12,736 recorded as of April 30, 2002. Due to defer of the recognition of income of $138,400 until 2003 and reclassified a gain of $15,384 as capital contribution, the 2002 income was reduced by $153,784 and resulting a loss of $141,048 in 2002 (see Note #2 of audit report). The decrease of $48,760 (34%) net loss in the current was mainly due to the recognition of $138,400 contingent income (which was deferred in 2002), the increase of personnel cost $82,428 and the increase of SG&A $34,981.

CHANGES IN LIQUIDITY AND CAPITAL RESOURCES

For the fiscal years ended April 30, 2003 and April 30, 2002 a) Net cash used in operating activities was $120,339 for the year ended April 30, 2003, compared to $8,392 net cash provided by operations in 2002. The increase of $128,731 net cash used in operating activiites is mainly due to the recognition of the deferred revenue of $138,400, and an decrease in net loss of $47,760 in 2003. There are also an decrease of accounts receivable of $41,989 in 2003 compared with a decrease of $9,010 in 2002, due to longer credit terms to customers causing by the slow down economy. During the year, the Company has devoted significant efforts and resources to proceed with a prospective acquisition of a PVC resins manufacturing company (PVC factory), located at Ji-Yuan City of Ho Nan province, China.

The current assets were $629,779 and $673,092 for the years ended April 30, 2003 and 2002. The decrease of $43,313 current assets were mainly due to the decrease of $41,989 accounts receivable, which were received from debtors.

The current liablilities were $283,172 and $315,406 for the years ended April 30, 2003 and 2002. The decrease of $32,234 current liabiliites was mainly due to the decrease of deferred revenue $138,400, an increase of borrowing of $86,404 for the M&A project, through banks' credit line and an increase of 27,177 accrued liabilities in the current year.

The Company's current ratios (current assets divided by current liabilities) which shows how well the Company's short term assets to meet the short term liabilities) were 2.2 and 2.1 for the years ended April 30,2003 and 2002. The current ratio remains stable.

The accounts receivable balance was $360,436 as of April 30, 2003. It is management objective to collect cash and improve the receivables in the next few months starting from May of 2003. As of October 24, 2003, the majority of $330,421 (or 92%) of the accounts receivables are collected from the customers, and the balance of the accounts receviable has been reduced from $360,437 to $30,016. The Company is to continue collecting on the receivable accounts, to ensure the balances are all current.

b) Net cash used in investing activities were $22,275 and $3,323 for the years ended April 30, 2003 and 2002. The increase of 18,952 was mainly due to costs are incurred for the proposed M&A projects.

c) Net cash provided by financing activities is increased to $258,142 in 2003 as compared to $1,071 in 2002. The increase of net cash provided of $257,071 was mainly due to the collection of stock subscription receivable $90,325, an increase of advanced from controlling shareholder $88,941 and an increase of borrowings on bank line of credit $77,805 in 2003 to secure the cash for the M & A projects.

c) The Company has issued shares to a director in lieu of the director fee, and to a law firm in lieu of the professional fee in the amount of $34,200 and $8,550 respectively, for the year ended April 30, 2003.

Item 7. Consolidated Financial Statements

The Consolidated Financial Statements of the Company and its subsidiaries are reported in Item 13.

Item 8. Changes in and Disagreements With Accountants on Accounting And Financial Disclosure.

None.

Part III

Item 9. Directors and Executive Officers

Mr. Dickson V. Lee, 55, founder & CEO since 1995. Mr. Lee is a US Securities Principal and a New York State practicing CPA. Mr. Lee has been appointed as a judicial member of the SEC Insider Dealing Tribunal of Hong Kong Government, to inquire and determine major insider securities dealing cases in Hong Kong with the High Court Justices since February of 1999. He served as a Board Member of the Pacifica Bank; a Seattle based commercial bank (Member of FDIC). Mr. Lee was associated with Peat Marwick & Mitchell (KPMG) and NYNEX (now Verizon Communications) in New York. He received his MBA degree from Dalhousie University in 1975. Mr. Lee speaks three languages and is a member of the Presidential Business Commission of the United States. Mr. Lee is an US citizen.

Ms. Nicol Leung, CPA, 37, Comptroller since June of 1997. Ms Leung has been appointed as a Member of Board of Director of the Company in September, 2003. From 1994 to 1996 Ms. Leung held various positions, as Manager of Project Analysis and Manager of Audit. Ms. Leung was associated with the corporate finance department of Hang Seng Bank in Hong Kong for 3 years. She is an Australian CPA, a member of Australian Society of CPA. Ms. Leung speaks three languages and travels frequently to China. She received her Bachelor Commerce degree from University of Wollongong, Australia.

Dr. Robert J. Kelly, 74, Director since September 10, 2002. From 1985 to present, he held position as President of Kelly Company in California. Dr. Kelly was a Test pilot, a flight surgeon specialized in aviation medicine. Dr. Kelly was a Captain of the US Navy and served as the Chief Medical Officer of the USS
- Independence in 1980. Dr. Kelly graduated from the School of Medicine, George ashington University at Washing D.C. and the US Naval Flight School at Pensacola, Florida. He resides in Camarillo, California.

Ms. Karen Locke, 47, Director. She was a Director since October 1, 2002. From 1996 to 2001, she was a manager of the Boeing Aircraft Company in Seattle. Ms. Locke is an active businesswoman in Washington State. Ms. Locke graduated from University of Washington with a Bachelor of Science Degree in Biology. Ms. Lock resides in Mercer Island, Washington.

Ms. Kathy C. Au, 56, Director since 1995. Ms. Au is responsible for marketing and strategic relations in Asia. Ms. Au graduated from the Yun Nan Agricultural University and studied at Green River Community College at Auburn, Washington. Ms. Au is a Washington State resident. Mr. Dickson Lee is the husband of Ms Au.

Ms. Ada Y. Lau, 30, Director & Treasurer since 2001. Ms. Lau started her career with the Company after her graduation from a University in 1995. She received a BA degree in economics from the University of Manitoba. Ms. Lau has been with L&L for 7 years. Ms Lau resigned on September 28, 2003 for personal reason.

Item 10. Executive Compensation

Directors currently receive no compensation for their duties as directors. The CEO does not take any salaries in 2003 and 2002. However, the Company provides housing allowances to its CEO. He is compensated by the SEC Insider Dealing Tribunal of Hong Kong.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 30, 2003 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.

Title of Class    Name of               Amount and Nature  Percent
                  Beneficial            of Beneficial
                  Owner                 Ownership
--------------- ----------------------  -----------------  --------
Common Stock      Dickson Lee                   2,550,000      50.1
Common Stock      Kathy C Au                      400,000       7.9
Common Stock      Li Xiang                        400,000       7.9
Common Stock      All Officers and
                    other Director                215,500       4.2
Common Stock      Other non-directors/
                    Management                  1,522,480      29.9
                                        -----------------  --------
Total issued & outstanding                      5,087,980       100
                                                =========  ========

Item 12. Certain Relationships and Related Transactions.

There are two (2) entities controlled by the shareholder whom has a beneficial ownership interest in the Company of approximately 50% as of April 30, 2003. Certain expenses such as rent, personnel costs and other overhead expenses are shared and allocated among these affiliated entities. The results of operations could vary depending on the method of allocating these expenses.

The Company provides office space, professional and technical personnel and marketing leads to one such affiliate, Loral owned by the Company's controlling shareholder. Under the agreement, Loral agrees to pay 80% of its billings, as well as reimburse 75% of the professional staff salary and 40% of the administrative staff salary to the Company. During the years ended April 30, 2003 and, the Company received total fees of $8,302 net of related expenses charged. Fees from Loral for the year ended April 30, 2002 were $79,650, net of related expenses charged.

The Company borrows and advances funds to the affiliate companies controlled by its controlling shareholder. The net amount due from the controlling shareholder and his affiliates was $23,072 as of April 30, 2003 and $104,485 as of April 30, 2002. This balance is presented as a component of stockholders' equity due to the control over the ultimate disposition of this balance resting with the controlling shareholder.

Part IV

Item 13. Exhibits and Reports on Form 8-K.

REPORTS OF FORM 8-K

The Board of Directors accepted the resignation of Ms. Ada Y.Y. Lau on September 28, 2003. Ms. Lau resigned for a personal reason from her position as a Board Member. The Board of Directors of the Registrant appointed Ms. Nicol K.Y. Leung, CPA as a board member on September 28, 2003. Ms. Leung is currently the Comptroller of the Registrant. Ms. Leung has experience in managing the audit practice of a CPA firm. Ms. Leung speaks English, Mandarin and Cantonese and was an executive at Heng Seng Bank of Hong Kong. Ms. Leung earned a Bachelor in Commerce from University of Wollongong in Australia.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          L & L FINANCIAL HOLDINGS, INC.

Date: February 22, 2004               By: /s/ Dickson V Lee
------------------------
                                           Dickson V. Lee, Chairman

                                     - 10 -
                                     - 11 -

EXHIBIT INDEX

Exhibit No. 1

The Company's Audited Consolidated Financial Statements

L & L FINANCIAL HOLDINGS, INC.


TABLE OF CONTENTS
--------------------------------------------------------------

                                                          PAGE
INDEPENDENT AUDITORS' REPORT                               F-2

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheet as of April 30, 2003          F-3

  Consolidated Statements of Operations for the
    years ended April 30, 2003 and April 30, 2002          F-4

  Consolidated Statements of Comprehensive Income for the
    years ended April 30, 2003 and April 30, 2002          F-5

  Consolidated Statements of Stockholders' Equity for the
    years ended April 30, 2003 and April 30, 2002          F-6

  Consolidated Statements of Cash Flows for the
    years ended April 30, 2003 and April 30, 2002          F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 F-10

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
L & L Financial Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of L & L Financial Holdings, Inc. (the "Company"), as of April 30, 2003 and 2002, and the related statements of operations, comprehensive income, stockholders' equity and cash flows for each of the two years in the periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of L & L Financial Holdings, Inc. as of April 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year ended April 30, 2002 have been restated from what had originally been reported (Note 1).


/s/ EPSTEIN, WEBER & CONOVER, PLC
    Scottsdale, Arizona
    February 22, 2004

L & L FINANCIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET
APRIL 30, 2003AND 2002
--------------------------------------------------------------------------------


                                                                            2003         2002
                                                                         -----------  -----------
                                                                                      (RESTATED)
                                                                                        NOTE 2
ASSETS
CURRENT ASSETS
   Cash                                                                  $  251,830   $  136,133
   Accounts receivable                                                      360,436      402,425
   Income tax refund receivable                                               5,513       44,209
   Prepaid expenses and other current assets                                 12,000       90,325
                                                                         -----------  -----------
      Total current assets                                                  629,779      673,092

   PROPERTY AND EQUIPMENT, net                                  Note  4     146,984      155,343

   INVESTMENTS                                                  Note  9     657,579      637,500
                                                                         -----------  -----------
TOTAL ASSETS                                                             $1,434,342   $1,465,935
                                                                         ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                      $      801   $    1,949
   Accrued liabilities                                                       67,649       40,472
   Bank line of credit                                          Note  6     214,722      128,318
   Deferred revenue                                                                      138,400
   Income taxes payable                                                                    6,267
                                                                         -----------  -----------
      Total current liabilities                                             283,172      315,406
                                                                         -----------  -----------

STOCKHOLDERS' EQUITY:                                           Note 11
   Preferred stock, no par value, 500,000 shares authorized,
      none issued and outstanding                                                 -            -
   Common stock, $.001 par value, 6,500,000 shares authorized,
      5,087,980 issued and outstanding                                        5,088        5,180
   Paid in capital                                                        1,098,382    1,207,256
   Amount due from controlling shareholders                                 (23,072)    (151,716)
   Deferred stock compensation                                              (31,065)    (104,485)
   Foreign currency translation                                              (6,777)      (6,608)
   Retained Earnings                                                        108,614      200,902
                                                                         -----------  -----------
      Total stockholders' equity                                          1,151,170    1,150,529
                                                                         -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $1,434,342   $1,465,935
                                                                         ===========  ===========


    The accompanying notes are an integral part of these consolidated financial statements.

L & L FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2003 AND APRIL 30, 2002
------------------------------------------------------------------------------


                                                         2003         2002
                                                      -----------  -----------
                                                                   (RESTATED)
                                                                     NOTE 2
SERVICE REVENUE                                       $  289,677   $  125,714
                                                      -----------  -----------

OPERATING COSTS AND EXPENSES:
     Personnel costs                                     159,096       76,668
     General and administrative expense                  217,121      182,140
                                                      -----------  -----------
             Total operating expenses                    376,217      258,808
                                                      -----------  -----------

OTHER (INCOME) EXPENSE:
     Interest expense                                     11,604        7,697
     Loss on sale of equipment                                51            -
     Other income                                         (5,907)      (2,453)
                                                      -----------  -----------
             Total other (income)                          5,748        5,244
                                                      -----------  -----------

LOSS BEFORE TAXES                                        (92,288)    (138,338)

INCOME TAXES                                 Note  7           -        2,710

                                                      -----------  -----------
NET LOSS                                              $  (92,288)  $ (141,048)
                                                      ===========  ===========

NET LOSS PER COMMON SHARE
   Basic                                              $   (0.018)  $   (0.028)
                                                      ===========  ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                               5,129,343    5,003,024
                                                      ===========  ===========


    The accompanying notes are an integral part of these consolidated financial statements.

L & L FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED APRIL 30, 2003AND 2002
----------------------------------------------------------------------


                                                2003         2002
                                              ---------  -------------
                                                         (SEE NOTE 2)
NET INCOME (LOSS)                             $(92,288)  $   (141,048)

OTHER COMPREHENSIVE INCOME (LOSS):

   Foreign currency translation adjustments       (169)          (805)

                                              ---------  -------------
     Total Other Comprehensive Income             (169)          (805)
                                              ---------  -------------

COMPREHENSIVE INCOME (LOSS)                   $(92,457)  $   (141,853)
                                              =========  =============


    The accompanying notes are an integral part of these consolidated financial statements.

L & L FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE YEARS ENDED APRIL 30, 2003 AND APRIL 30, 2002
-----------------------------------------------------------------------------------------------------------------------------

                           COMMON STOCK                        ADDITIONAL     DUE FROM                    FOREIGN
                       --------------------       STOCK         PAID-IN      CONTROLLING    RETAINED     CURRENCY
                         SHARES     AMOUNT    SUBSCRIPTIONS     CAPITAL      SHAREHOLDER    EARNINGS    TRANSLATION      TOTAL
                       ----------  --------  ---------------  ------------  -------------  ----------  -------------  -----------
BALANCE
 APRIL 30, 2001        5,000,000   $ 5,000   $            -   $ 1,363,205   $          -   $ 341,950   $     (5,803)  $1,704,352

 Recapitalization
  for reverse merger     454,800       455                        (11,010)                                               (10,555)

 Rescission
 of investments         (600,000)     (600)                      (551,900)                                              (552,500)

 Conversion
 of affiliate debt                                                149,861                                                149,861

 Foreign currency
  Translation
  Adjustment                                                                                                   (805)        (805)

 Gain on sale of
  vehicle to
  shareholder                                                      15,384                                                 15,384

 Stock subscriptions     325,000       325         (151,716)      241,716                                                 90,325

 Net advances                                                                   (104,485)                               (104,485)
 to shareholder

 Net loss                                                                                   (141,048)                   (141,048)
                       ----------  --------  ---------------  ------------  -------------  ----------  -------------  -----------

BALANCE
 APRIL 30, 2002
  (restated)           5,179,800   $ 5,180   $     (151,716)  $ 1,207,256   $   (104,485)  $ 200,902   $     (6,608)  $1,150,529
                       ==========  ========  ===============  ============  =============  ==========  =============  ===========


    The accompanying notes are an integral part of these consolidated financial statements.

L & L FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE YEARS ENDED APRIL 30, 2003 AND APRIL 30, 2002
--------------------------------------------------------------------------------------------------------------------------


                                          COMMON STOCK                          ADDITIONAL      DUE FROM
                                    -----------------------       STOCK          PAID-IN      CONTROLLING       DEFERRED
                                       SHARES       AMOUNT    SUBSCRIPTIONS      CAPITAL      SHAREHOLDERS    COMPENSATION
BALANCE
    MAY 1, 2002                        5,179,800   $ 5,180   $     (151,716)  $  1,207,256   $    (104,485)  $           -

   Reversal of stock subscriptions      (166,820)     (167)         151,716       (151,549)

   Common stock issued for
     services                             15,000        15                           8,535

   Restricted stock issued for
     services                             60,000        60                          34,140                         (34,200)

   Amortization of deferred stock
     compensation                                                                                                    3,135

   Foreign currency translation
      adjustment

  Repayment of advances
   made to controlling shareholder                                                                  81,413

   Net loss
                                    -------------  --------  ---------------  -------------  --------------  --------------

BALANCE
   APRIL 30, 2003                      5,087,980   $ 5,088   $            -   $  1,098,382   $     (23,072)  $     (31,065)
                                    =============  ========  ===============  =============  ==============  ==============


                                                  FOREIGN
                                     RETAINED     CURRENCY
                                     EARNINGS    TRANSLATION      TOTAL
BALANCE
    MAY 1, 2002                     $ 200,902   $     (6,608)  $1,150,529

   Reversal of stock subscriptions                                      -

   Common stock issued for
              services                                              8,550

   Restricted stock issued for
              services                                                  -

   Amortization of deferred stock
              compensation                                          3,135

   Foreign currency translation
              adjustment                                (169)        (169)

  Repayment of advances
   made to controlling shareholder                                 81,413

   Net loss                           (92,288)                    (92,288)
                                    ----------  -------------  -----------

BALANCE
   APRIL 30, 2003                   $ 108,614   $     (6,777)  $1,151,170
                                    ==========  =============  ===========


    The accompanying notes are an integral part of these consolidated financial statements.

L & L FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2003 AND APRIL 30, 2002
-----------------------------------------------------------------------------------------


                                                                     2003        2002
                                                                  ----------  -----------
                                                                              (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) (See Note 2)                                         $ (92,288)  $ (141,048)
  Adjustments to reconcile net (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                    13,470       16,527
    Issuance of common stock as compensation for services             8,550            -
    Loss on disposal of equipment                                        51            -
  Changes in assets and liabilities:
    Accounts receivable                                              41,989        9,010
    Prepaids and other assets                                        32,209      (25,559)
    Accounts payable                                                 (1,148)       1,949
    Deferred revenue                                               (138,400)     138,400
    Accrued liabilities                                              27,008        6,645
    Income taxes payable                                            (11,780)       2,468
                                                                  ----------  -----------
      Net cash (used in) provided by operating activities          (120,339)       8,392
                                                                  ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                (2,027)      (3,323)
  Expenditures capitalized on proposed business acquisition         (20,079)           -
                                                                  ----------  -----------
    Net cash (used in) investing activities                         (22,106)      (3,323)
                                                                  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Collection of stock subscription receivable                        90,325            -
  Net advances (to) from controlling shareholder                     81,413       (7,528)
  Borrowings on bank line of credit                                  86,404        8,599
                                                                  ----------  -----------
    Net cash provided by financing activities                       258,142        1,071
                                                                  ----------  -----------

INCREASE IN CASH                                                    115,697        6,140

CASH, BEGINNING OF YEAR                                             136,133      129,993

                                                                  ----------  -----------
CASH, END OF YEAR                                                 $ 251,830   $  136,133
                                                                  ==========  ===========


    The accompanying notes are an integral part of these consolidated financial statements.

L & L FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2003 AND APRIL 30, 2002
-----------------------------------------------------------------------------------------


                                                                         2003      2002
                                                                        -------  --------
SUPPLEMENTAL CASH FLOW INFORMATION:


  Interest paid                                                         $11,604  $  7,697
                                                                        =======  ========

  Income taxes paid                                                     $11,780  $  2,293
                                                                        =======  ========



SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:


  Conversion of affiliate debt                                          $     -  $149,860
                                                                        =======  ========

  Common stock subscribed                                               $     -  $ 90,325
                                                                        =======  ========


    The accompanying notes are an integral part of these consolidated financial statements.

L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2003 AND APRIL 30, 2002
--------------------------------------------------------------------------------

1.   ORGANIZATION AND BASIS OF PRESENTATION

     L & L Financial Holdings, Inc. (the "Company"), was formally known as Royal Coronado Company Ltd. The Company changed its name to L & L Financial Holdings, Inc. in connection with its acquisition of L & L Investments Holdings, Inc. L & L Investments Holdings, Inc. was a holding company for two operating subsidiaries, L & L Financial Holdings Company Ltd., and Global Future Co. Ltd. (Formerly known as L & L Financial Investments Company Ltd.), a Hong Kong entity. Substantially all of the Company's operations are conducted from the Hong Kong office as of April 30, 2003. The Company's revenues are generated from consulting and other services provided to clients located in the United States, and Asia.

     The Company intends to provide long term growth, is in a process of acquiring manufacturing facilities in various industries in China. The Company intends to acquire, own and operate acquired businesses in China, via mergers and acquisitions ("M & A") activities. As the Company is managed by Chinese Americans, who speak the Chinese languages, understand Chinese business culture and are professionally trained in the United States, Management believes that the Company can utilize management practices, accounting standards and technologies common in the United States to restructure and better manage these Chinese businesses, to improve efficiencies and profitability. The Company intends to use its personal networks and personnel in Hong Kong, China and the United States to effect the acquisitions. Other than the M & A activities, the revenue-generating activities of the Company are: a) Accounting and Consulting - providing marketing leads, professional and technical support, personnel and prime office space to Loral International CPA's & Advisors, LLC (Loral), related entity via a ownership by the Company's controlling Shareholderb) Feasibility Studies - Through Global Future, its Hong Kong subsidiary, the Company conducts feasibility studies for the Chinese business entities, assists clients to quantify operational results, and identify future business opportunities.

     The Hong Kong subsidiary, Global Future Co. Ltd. incorporated in Hong Kong, is a licensed investment advisor and is regulated by the Hong Kong Securities and Futures Commission, a government regulatory authority. The Hong Kong subsidiary operates as a financial advisor and performs due diligence services for its Hong Kong and Chinese corporate clients.

     As discussed in Note 3, on August 18, 2001 Royal Coronado Company Ltd. merged with and into L & L Investments Holdings, IncRoyal Coronado Company Ltd. had yet to commence operations and the net book value of its assets was immaterial. As a result of the merger transaction with L & L Investments Holdings, Inc., the former stockholders of L & L Investments Holdings, Inc. held a majority of Royal Coronado Company Ltd.'s voting stock. For financial accounting purposes, the acquisition is a reverse acquisition of Royal Coronado Company Ltd. by L & L Investments Holdings, Inc., under the purchase method of accounting, and is treated as a recapitalization with L & L Investments Holdings, Inc. as the accounting acquirer. Accordingly, the financial statements have been restated to give retroactive effect to April 30, 2001, of the reverse acquisition completed on August 18, 2001, and represent the operations of L & L Investments Holdings, Inc. and its subsidiaries. Consistent with reverse acquisition accounting: (i) all of L & L Investments Holdings, Inc.'s assets, liabilities, and accumulated deficit are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on August 18, 2001.

2.   RESTATEMENT OF 2002 FINANCIAL STATEMENTS

     The consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year ended April 30, 2002 have been restated from what had originally been reported . The Company had previously reported revenue of $138,400 on contract that contained certain contingency provisions that could result in the Company refunding those fees to the client. That amount is now reflected as deferred revenue in the accompanying balance sheet as of April 30, 2002. The Company has subsequently resolved any contingency with this customer and the amount was recognized as revenue in the year ended April 30, 2003. In addition, the Company previously reported a miscellaneous gain $15,384 on the sale of a Company owned vehicle to a family member of the Company's controlling shareholder. That amount is now reported as a capital contribution in the year ended April 30, 2002.

     As a result of the above two (2) adjustments, a net loss of $141,048 is now reported for the year ended April 30, 2002, compared to a net profit of $12,736 originally reported.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash includes all short-term highly liquid investments that are readily
     ----
     convertible to known amounts of cash and have original maturities of three months or less.

     Principles of Consolidation - The consolidated financial statements include
     ---------------------------
     the accounts of the Company and its wholly owned subsidiaries, L & L Investments Holdings, Inc., L & L Financial Holdings Company Ltd., and L & L Financial Investments Company Ltd. All significant intercompany accounts and transactions are eliminated.

     Revenue Recognition - Revenue is earned from a range of consulting
     -------------------
     services, including, but not limited to, business strategy, merger and acquisition services, accounting and management services. Revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors.

     The Company generally enters into fixed-price and time-and-materials contracts to provide accounting, merger and acquisition and general business consulting services. Such arrangements are accounted for in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenue from such arrangements is recognized when:
     i) there is persuasive evidence of an arrangement, ii) the fee is fixed or determinable, iii) services have been rendered and payment has been contractually earned, and iv) collectibility of the related receivable or unbilled revenue is reasonably assured. Fees are generally billed and revenue recognized as services are provided and billed to clients based on hourly rates.

     Costs of Service - Professional compensation consists of payroll costs and
     ----------------
     related benefits associated with client service professional staff. Other direct contract expenses include costs directly attributable to client engagements. These costs include out-of-pocket costs such as travel and subsistence for client service professional staff.

     Income taxes - The Company provides for income taxes based on the
     ------------
     provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

     Financial Instruments - Financial instruments consist primarily of cash,
     ---------------------
     accounts receivable, related party receivables, investments in equity securities and obligations under a bank credit facility. The carrying amounts of cash, accounts receivable and the credit facility approximate fair value because of the short maturity of those instruments. The carrying value of the related party receivables is estimated on the basis of arms' length transactions.

     Use of Estimates - The preparation of financial statements in conformity
     ----------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recently Issued Accounting Standards - In July 2002, the FASB issued SFAS
     ------------------------------------
     No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". This Standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The Company estimates the impact of adopting these new rules will not be material.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments with a mandatory redemption feature. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the Company's financial statements.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company is presently reviewing arrangements to determine if any variable interest entities exist but does not anticipate the adoption of FIN 46 will have a significant impact on the Company's financial statements.

     Impairment of long-lived assets is assessed by the Company whenever there
     -------------------------------
     is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

     Income Per Common Share - The Company has adopted SFAS No. 128, Earnings
     -----------------------
     per Share, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. There were no potentially dilutive securities outstanding at April 30, 2003 and 2002.

     Foreign currency translation - The foreign subsidiaries maintain their
     ----------------------------
     financial statements in the local currency which has been determined to be the functional currency. Substantially all operations are conducted in Hong Kong and the functional currency is the Hong Kong Dollar. Assets and liabilities denominated in the foreign currency are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas, gains and losses resulting from foreign currency transactions are included in the results of operations. There were no material foreign currency gains or losses for the years ended April 30, 2003 and April 30, 2002.

4.   BUSINESS COMBINATION

     On August 18, 2001, the Company exchanged 5,000,000 shares of its common stock for all of the issued and outstanding shares of L & L Investment Holdings, Inc. and its wholly owned subsidiaries. (See Note 1.) As a result of the transaction, the stockholders of L & L Investment Holdings, Inc. held an approximately 86% interest in Royal Coronado Company Ltd. Additionally, L & L Investment Holdings, Inc.'s management and board of directors became the new management of the Company. The Company had no material assets or operations at the time of the transaction. For financial accounting purposes, the acquisition was a reverse merger and was treated as a recapitalization with L & L Investment Holdings, Inc. as the acquirer.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at April 30, 2003:

          Building                         $153,846
          Furniture and fixtures             12,147
          Office equipment                   42,398
          Leasehold improvements             26,471
                                           --------
              Total                         234,862
            Less accumulated depreciation            (87,878)
                                                     --------

     Property and equipment, net                     $146,984
                                                     ========

     Depreciation expense was $10,335 and $16,527 for the years ended April 30, 2003 and 2002, respectively.

6.   OPERATING LEASES

     The Company leases its office and a residence in Hong Kong under leases that expire in May of 2004 and in July of 2003 respectively. The Company has security deposits of $8,243 and $2,051 on these two operating leases. Rent expense under these leases was $28,482 and $11,500 for the years ended April 30, 2003 and 2002, respectively.

     Remaining minimum annual lease payments under these leases agreements for years ended April 30 are as follows:

               2004     $36,049
               2005       1,773
                        -------

               Total    $37,822
                        =======

7.  LINE OF CREDIT

     The Company has overdraft arrangements with two Hong Kong banks.

          Overdraft protection with a limit of HK$1,000,000,
          approximately USD $128,250 at April 30, 2003. Interest at
          the Overnight Interbank Rate ( 5 % per annum at April
          30,2003). The loan is collateralized by the assets of the
          Company. Interest is payable monthly. The Company's balance
          due under this facility includes accrued interest.            $126,028

          Overdraft protection with a limit of HK$710,000,
          approximately USD $91,000 at April 30, 2003. Interest at the higher of the prime rate for lending Hong Kong dollars or
          the Overnight Interbank Rate plus 0.05%.(5 % per annum at
          April 30, 2003) The loan is collateralized by deposits in
          the amount of US$91,282. Interest is payable monthly. The
          Company's balance due under this facility includes accrued
          interest.                                                       88,694
                                                                         -------

          Total overdraft                                               $214,722
                                                                        ========

8.   INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company is subject to income taxes primarily in two taxing jurisdictions, Hong Kong and the United States. In the years ended April 30, 2003 and April 30, 2002, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities. However, the Company has a net operating loss carryforward of approximately $400,000 resulting in a deferred income tax asset of approximately $66,000 at April 30, 2003. The deferred income asset is offset by an equal valuation allowance. Income taxes for the year ended April 30, 2003 consisted of the following:

                                 2003      2002
                               ---------  ------
Current (benefit) provision    $(15,064)  $2,710
Deferred (benefit) provision     15,064        -
                               ---------  ------
   Total income tax provision  $      -   $2,710
                               =========  ======

     The Company increased the valuation allowance for the deferred income tax asset by $15,160 in the year ended April 30, 2003.

     The differences between the statutory and effective tax rates is as follows:

                                 2003              2002
                               ---------         ---------
U.S. federal statutory rates   $ (2,040)  (15%)  $  9,551     16.0%
Hong Kong flat statutory rate   (13,120)  (16%)   (28,800)  (16.5)%
Valuation allowance              15,160     -      21,959        -
                               ---------  -----  ---------  -------
                               $    -0-    -0-%  $  2,710
                               =========  =====  =========  =======

     The statutory rates are applied to the income or loss incurred within the respective taxing jurisdictions, primarily Hong Kong and the United States.

9.   RELATED PARTY TRANSACTIONS

     There are two (2) entities controlled by the shareholder whom has a beneficial ownership interest in the Company of approximately 50% as of April 30, 2003. Certain expenses such as rent, personnel costs and other overhead expenses are shared and allocated among these affiliated entities. The results of operations could vary depending on the method of allocating these expenses.

     The Company provides office space, professional and technical personnel and marketing leads to one such affiliate owned by the Company's controlling shareholder. Under the agreement, the affiliate agrees to pay 80% of its billings, as well as reimburse 75% of the professional staff salary and 40% of the administrative staff salary to the Company. During the year ended April 30, 2003, the Company received total fees from the affiliate of $8,302 net of related expenses charged. Fees from the affiliate for the year ended April 30, 2002 were $79,650, net of related expenses charged.

     The Company borrows and advances funds to these affiliates controlled by its controlling shareholder. The net amount due from the controlling shareholder and his affiliates was $23,072 as of April 30, 2003 and $104,485 as of April 30, 2002. This balance is presented as a component of stockholders' equity due to the control over the ultimate disposition of this balance resting with the controlling shareholder.

     During the year ended April 30, 2002, the Company sold a vehicle to a member of the controlling shareholder's family for $15,384, resulting in a gain of the same amount. The $15,384 had been paid as of April 30, 2003.

10.  INVESTMENTS

     The Company has equity investments in two privately held companies in distinct industries and geographical areas in China. These securities do not trade on an exchange and do not have a readily determinable fair value. Investments are recorded at historical cost. Investments are analyzed annually by management for indications of impairment. The original purchase costs were determined to be the fair value of the stocks acquired as determined by independent appraisers. The Company's investments represent less than 20% of each investee's common equity stock, and no significant influence can be demonstrated. The investments are held on a long-term basis.

     The investments at April 30, 2003 are as follows:

                      Year               Ownership
          Industry  Purchased    Cost     Interest
          --------  ---------  --------  ----------
          Software       2001  $400,500       19.5%
          Timber         2001   237,000       19.5%
                               --------
                               $637,500
                               ========

     Management has determined that there is no impairment of the carrying value of these investments as of April 30, 2003. During the year ended April 30, 2003 the Company capitalized $20,079 in expenditures related to a prospectitve business acquisition.

11. STOCKHOLDERS' EQUITY

     During the year ended April 30, 2002, the Company received subscriptions for its common stock. Those subscriptions were for an aggregate 325,000 shares. Subsequent to April 30, 2002, the Company received payment of $90,325 on one such subscription. The Company has obtained assignment of collateral on the other subscriptions but has not yet had the collateral transferred to the title of the Company or converted such to cash.

     During the year ended April 30, 2002, the Company's controlling shareholder converted advances made by him and entities controlled by him to equity in the Company. There were no securities issued in this conversion and the amount of these obligations totaling $149,851 was recorded as additional paid-in capital.

     The recapitalization of the Company occurring as a result of the reverse merger is reflected by the addition of the shares outstanding in Royal Coronado Company Ltd. at the time of the transactions and the negative net book value of its assets of $10,555.

     During the year ended April 30, 2003, the Company granted 60,000 shares to a director valued at $0.57 per share, the value of the most recent cash transactions to non-affiliates, aggregating to $34,200. The value of the restricted stock award has been deferred and is being amortized over the 10 year vesting period of the award.

     The net receivable of $23,072 due from the Company's controlling shareholder is presented as a reduction of stockholders' equity at April 30, 2003.

     The Company had issued 166,820 shares of its common stock under stock subscription agreements that had not been paid in the year ended April 30, 2002. In the year ended April 30, 2003, the Company determined that it would not collect the $151,716 due under the subscription agreements. The Company has cancelled the 166,820 shares and the the related subscription agreements.

12.  GEOGRAPHIC AREA DATA

     The Company generates its revenue from several clients, primarily in China. Currently, the Company operates in only one reportable segment and holds all of its assets in Hong Kong. All of the Company's revenues in the year ended April 30, 2002, were generated from Asian clients using personnel based in Hong Kong and China. Approximately $20,000 of the Company's revenue recognized in the year ended April 30, 2003 was earned from a client in the United States.

13.  SUSEQUENT EVENTS

     Subsequent to April 30, 2003, the Company entered into an agreement to acquire a (PVC ) plastics manufacturing facility in China. The agreement states that the Company will acquire this facility essentially for the assumption of an equal amount of assets and liabilities of approximate $15 million. The target lists existing debt of approximately $18,000,000, however, it is the responsibility of the acquiree (the PVC plastic factory) to assume and settle the $3 million additional debt prior to effecting the acquisition.. That unaudited amount of debt as stated in the purchase contract is approximately $15,000,000.

     Subsequent to April 30, 2003, the Company issued 400,000 shares of its common stock in a private offering for $1,000,000.

     On May 1, 2003, the board of directors resolved to grant 66,000 options to the Company's CEO and the controller at a $1 strike price. The options expire three years from the date they were issued.

14.  CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances at banks in Hong Kong. Cash balances are not insured as they are in U.S. banks. At April 30, 2003, the Company had uninsured bank balances of $221,855.

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable and common stock of its investees. The trade accounts receivable are due primarily from clients in Hong Kong and China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 9, the Company does not believe that the carrying value of its investments is impaired at April 30, 2003.