Form 10QSB
period 2003-07-31
L & L FINANCIAL HOLDINGS INC
filed 2004-03-15
CIK 1137083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the First Quarter Ended on July 31, 2003

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

         Issuer's telephone number, including area code: (253) 639-2406

     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.
                            Yes [X]           No [ ]

       The number of shares outstanding of the issuer's common stock as of
                          July 31, 2003 was 5,268,980.

           Transitional Small Business Disclosure Format (check one):
                            Yes [ ]           No [X]

                                       F1
                         L & L FINANCIAL HOLDINGS, INC.
         Report on Form 10-QSB For The First Quarter Ended July 31, 2003
                                Table of Contents

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets at July 31, 2003 (unaudited)
        and April 30, 2003                                               F2 - F3

        Consolidated Statements of Operations for the Three Months
        Ended July 31, 2003 and 2002 (unaudited)                              F4

        Consolidated Statements of Shareholders' Equity for the
        Three Months ended July 31, 2003 (unaudited)                          F5

        Consolidated Statements of Cash Flows for the Three Months
        Ended July 31, 2003 and 2002 (unaudited)                         F6 - F7

        Notes to the Consolidated Financial Statements                  F8 - F16

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                      F17 - F20

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    F20

Item 2. Changes in Securities                                                F20

Item 3. Defaults Upon Senior Securities                                      F20

Item 4. Submission of Matters to a Vote of Security Holders                  F20

Item 5. Other information                                                    F20

Item 6. Exhibits and Reports on Form 8-K                                     F20

Signatures                                                                   F21

Certifications                                                               F22

                                       F2
L & L FINANCIAL HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS


                                                          July 31      April 30
                                                            2003         2003
                                                         ----------   ----------
                                                        (unaudited)     audited
ASSETS

       CURRENT ASSETS:
       Cash                                              $   313,269  $  251,830
       Accounts receivables, net                              93,067     360,436
       Income taxes refund receivable                          5,513       5,513
       Prepaid expense and other current assets               12,000      12,000

                                                         ----------   ----------
          Total current assets                               423,849     629,779

       PROPERTY AND EQUIPMENT, net                           145,710     146,984

       INVESTMENTS                                         1,224,843     657,579

                                                         ----------   ----------
TOTAL ASSETS                                             $ 1,794,402  $1,434,342
                                                         ===========  ==========

                                       F3

       Accounts payable                                              $501         $801
       Accrued liabilities                                        138,936       67,649
       Bank line of credit                                        213,220      214,722
       Due to controlling shareholder                              27,419
          Total current liabilities                               380,076      283,172
                                                               -----------  -----------

STOCKHOLDER'S EQUITY:

       Preferred stock, no par value, 500,000 shares
          authorized, none issued and outstanding                       0            0
       Common stock, $0.001 par value, 6,500,000 shares
          authorized, 5,268,980 and 5,087,980
          issued and outstanding                                    5,269        5,088
       Paid-in capital                                          1,352,449    1,098,382
       Due from controlling shareholder                                        (23,072)
       Deferred stock compensation                                (30,210)     (31,065)
       Foreign currency translation                                (7,212)      (6,777)
       Retained earnings                                           94,030      108,614
                                                               ----------   -----------
          Total stockholders' equity                            1,414,326    1,151,170

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $1,794,402   $1,434,342
                                                               ==========   ===========

The accompanying notes are an integral part of these consolidated financial statements

                                       F4


L & L FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

                                                               Three Months Ended July 31,
                                                                  2003            2002
                                                                  -----------  -----------

SERVICE REVENUES                                                  $   89,509   $   20,966
                                                                  -----------  -----------

OPERATING COSTS AND EXPENSES:
       Personnel costs                                                39,749       20,276
       General and administrative expense                             70,581       58,682
                                                                  -----------  -----------
          Total operating expenses                                   110,330       78,958


OTHER EXPENSES/(INCOME):
       Interest expense                                                3,141        2,890
       Other income                                                   (9,378)      (4,607)
                                                                  -----------  -----------
          Total other (income)                                        (6,237)      (1,717)

INCOME BEFORE INCOME TAXES                                           (14,584)     (56,275)
LESS PROVISION FOR INCOME TAXES                                            0      (10,129)
                                                                  -----------  -----------

NET INCOME/(LOSS)                                                    (14,584)     (46,146)

OTHER COMPREHENSIVE INCOME/(LOSS)
       Foreign currency translation                                     (435)         (34)
                                                                  -----------  -----------

COMPREHENSIVE INCOME/(LOSS)                                       $  (15,019)  $  (46,180)
                                                                  ===========  ===========

NET INCOME/(LOSS) PER COMMON
SHARE - basic and diluted                                         $  (0.0028)  $  (0.0088)
                                                                  ===========  ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING - basic and diluted                             5,182,773    5,234,800
                                                                  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements

                                       F5


L&L FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY  (UNAUDITED)


                                                     Additional   Due (from)/to                               Foreign
                               Common Stock            Paid-in     Controlling      Deferred     Retained     Currency
                             Shares      Amount        Capital     Shareholder    Compensation   Earnings    Translation   Total
                          --------------------------------------------------------------------------------------------------------
Balance                      5,087,980   5,088        1,098,382        (23,072)       (31,065)    108,614      (6,777)  1,151,170
April 30, 2003

Issuance of common             181,000     181          254,067                                                           254,248
stock

Advance from shareholder                                                23,072                                             23,072

Amortization of deferred                                                                  855                                 855
stock compensation

Foreign currency                                                                                              (435.00)       (435)
translation adjustment

Net loss                                                                                          (14,584)                (14,584)

                          --------------------------------------------------------------------------------------------------------
July 31, 2003                5,268,980   5,269       1,352,449             -0-        (30,210)     94,030      (7,212)  1,414,326
                          ========================================================================================================


The accompanying notes are an integral part of these consolidated financial statements

                                       F6


L & L FINANCIAL HOLDINGS, INC

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                              Three Months Ended July 31
                                                                                  2003           2002
                                                                              --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              (14,584)  (46,146)
Adjustments to reconcile net income/(loss) to net cash
  provided by/(used in) operating activities:
    Depreciation and amortization                                                       2,129     2,376
    Issuance of common stock as compensation for services                                   0    12,825
    Deferred income tax                                                                     0   (10,129)
Changes in assets and liabilities:
    Accounts receivable                                                               267,369     9,000
    Prepaids and other assets                                                               0   (19,684)
    Accounts payable                                                                     (300)   (1,949)
    Accrued liabilities                                                                71,287    (6,985)
    Income tax payable                                                                      0    (6,267)
                                                                              ----------------  --------
           Net cash provided by/(used in) operating activities                        325,901   (66,959)
                                                                              ----------------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments                                                         (567,264)        0
    Purchases of property and equipment                                                     0      (529)
                                                                              ----------------  --------
           Net cash used in investing activities                                     (567,264)     (529)
                                                                              ----------------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from stock sales and subscriptions                                       254,248    90,325
    Net advances (to)/from controlling shareholder                                     50,491    (9,842)
    Net borrowings/repayments on bank line of credit                                   (1,502)   78,175
                                                                              ----------------  --------
           Net cash provided by financing activities                                  303,237   158,658

                                       F7

FOREIGN CURRENCY TRANSLATION                                                             (435)      (34)

                                                                              ----------------  --------
INCREASE IN CASH                                                                       61,439    91,136

CASH, BEGINNING OF YEAR                                                               251,830   136,133

                                                                              ----------------  --------
CASH, END OF YEAR                                                                     313,269   227,269
                                                                              ================  ========


The accompanying notes are an integral part of these consolidated financial Statements

                                       F8

L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JULY 31, 2003 AND 2002 (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     L & L Financial Holdings, Inc. (L & L) is the holding company of two operating entities, L & L Financial Holdings Co. Ltd., a Nevada incorporated company and Global Future Company Ltd (Global), a Hong Kong incorporated entity. Global is a licensed investment advisor and is regulated by the Hong Kong Securities and Futures Commission, a government regulatory authority.

     The Company targets to acquire, invest and operate in private Chinese businesses via mergers and acquisitions ("M & A"), utilizing its management skills and technologies common in the United States to restructure and improve efficiencies and profitability of acquired business entities. The Company intends to use its existing networks and personnel in Hong Kong, China and the United States to focus on its M & A services in China. Consequently, the Company started private funding activities in May of 2003, focusing on accredited and sophisticated investors to obtain capital for the M&A activities ( See Note 12).

     The Company, through its Hong Kong subsidiary, performs marketing leads, feasibility studies, and financial consulting services, to generate income. The Company's United States subsidiary manages the acquired investment portfolios located in China (See Note 8, Investment).

     The main revenue-generating activities for the Company are a) Accounting and Consulting - The Company provides professional and technical personnel, prime office space, marketing leads, to an affiliate, Loral International CPA & Advisor, LLC (Loral), which is owned by the Company's controlling shareholder. b) Feasibility Studies - Through its Hong Kong subsidiary, the Company conducts feasibility studies for Chinese clients, quantifies clients' operational results and identifies business opportunities.

     Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes of the Company included in the Form 10-KSB for the fiscal year ended on April 30, 2003.

                                       F9

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated.

     Use of Estimates - The preparation of financial statements in conformity with the generally accepted accounting principles requires management to make necessary estimates and assumptions that may affect the reported amounts of assets and liabilities and to disclose of contingent assets and liabilities on the date of preparing financial statements, and to report revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents - The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

     Accounts Receivable - The Company, may from time to time, extends unsecured credit/funds to customers as a way to conduct business. Credit/fund is extended based on the Company's evaluation of the customer's financial conditions. The allowances for doubtful accounts, if any, are made based on the Company management's evaluation of outstanding accounts receivable at the end of the reporting periods. The total accounts receivable of the Company amounted to $93,067 as of July 31, 2003, while the accounts receivable of the Company amounted to $393,425 as of July 31, 2002.

     Property and Equipment - The value of Company's property and equipment are stated at the lower of cost or estimated fair market value on the date of acquisition. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis. The Company's policy is to evaluate the remaining lives and recoverability in light of current conditions. Leasehold improvements are amortized over the terms of the leases.

                                       F10

     Recently Issued Accounting Standards - In June of 2001, Accounting
     ------------------------------------
     Standards on Business Combination - Per Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and No. 142 Goodwill and Other Intangible Assets were issued by the Financial Accounting Standards Board (FASB). The Company reviewed The provisions of the accounting pronouncements and does not believe the adoption of such standards will have a material effect on the financial position and results of operations of the Company.

     The SFAS has also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Life Assets. If the Company determines that it will sell its assets as discussed in Note 8, the provisions of SFAS No. 144 will apply. Impairment of long-lived assets is assessed by the Company for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". This Standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The Company estimates the impact of adopting these new rules will not be material.

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

                                       F11

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments with a mandatory redemption feature. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's financial statements.

     Revenue Recognition - Revenue from service is recognized when the services are provided. Payments received before all the relevant criteria for revenue recognition are satisfied, if any, are recorded as deferred revenue.

                                       F12

     Income taxes - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

     Financial Instruments - Financial instruments consist primarily of accounts receivable, related party receivables, investments in equity securities and obligations under bank credit facilities. The carrying amounts of accounts receivable and the credit facilities approximate fair value because of the short maturity of those instruments. The carrying value of the related party receivables is estimated on the basis of arms' length transactions.

     Income Per Common Share - The Company has adopted SFAS No. 128, Earnings Per Share, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. The Company does not have potentially dilutive securities outstanding as of July 31, 2003.

     Foreign currency translation - The foreign subsidiaries maintain their financial statements in the local currency which has been determined to be the functional currency. Substantially all of the Company operations are conducted in Hong Kong and the functional currency is the Hong Kong Dollar. Assets and liabilities denominated in the foreign currency are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas, gains and losses resulting from foreign currency transactions are included in the results of operations. The Hong Kong government's fiscal policy is to peg the Hong Kong dollars to the US dollars at the fixed rate of approximately 7.78 to 1.00 over 10 years. There were no material foreign currency gains or losses in the period ended July 31, 2003.

                                       F13

3.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at July 31, 2003 and 2002:

                                     July 31, 2003                     July 31,
                                     2002
                                     -------------                   -----------

     Building                           $153,846                       $153,846
     Furniture and fixtures               12,147                         12,147
     Office equipment                     42,397                         41,084
     Leasehold improvements               26,471                         26,471

                                     -------------                   -----------
          Total                          234,861                        233,548
     Less accumulated depreciation       (89,151)                       (80,052)

                                     -------------                   -----------
     Property and equipment, net        $145,710                       $153,496
                                     =============                   ===========

     Depreciation expense for the quarter ended July 31, 2003 was $1,273, and for the quarter ended July 31, 2002 was $2,376.

4.   OPERATING LEASES

     The Company leases its Hong Kong office and a residence in Hong Kong under operating leases that expire in May of 2004 and in January of 2004 respectively. The Company made security deposits of $8,243 and $2,051 for these two operating leases.

5.   LINES OF CREDIT

     The Company has overdraft credit arrangements with two (2) Hong Kong banks (i.e. Bank of America and Bank of Communications located in Hong Kong).

     Presently, the two credit facilities have a total limit of approx. $219,230 (or HK$1,710,000). Borrowings under the arrangement are subject to interest at the Overnight Interbank Rate. The rate on the facilities are 5 % per annum as of July 31, 2003. The loan is collateralized by the assets of the Company. The Company's credit facilities balance due including accrued interest was $213,220 (or HK$1,663,116), as of

                                       F14

     July 31, 2003 and $206,493 (or HK$1,610,645) as of July 31, 2002.

6.   INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company is subject to income taxes primarily in two taxing jurisdictions, Hong Kong and the United States. In the period ended July 31 2003 and 2002, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities. Any tax benefit derived from operating losses is equally offset by and increase in the related valuation allowance.

7.   RELATED PARTY TRANSACTIONS

     There are two related entities which are controlled by a shareholder whom has an approximately 48% beneficial ownership interest in the Company as of July 31, 2003. As mentioned in Note 1, certain expenses such as rental, personnel costs and other overhead expenses are shared and allocated among these affiliated entities, the cost allocation method has been consistently applied over the years. The results of operations could vary depending on the method of allocating these expenses.

     As discussed in Note 1, the Company provides office space, professional and technical personnel and marketing leads to one such affiliate. Under the agreement, affiliate agrees to pay 80% of its billings, and reimburse 75% of the professional staff salary and 40% of the administrative staff salary to the Company.

8.   INVESTMENTS

     L & L started its initial 19.5% equity investments in two privately held companies in different industries (i.e. software and agriculture) in 2001. These investments, held on a long-term basis, are made in privately held companies, with securities not trading publicly on an exchange, and do not have a readily available fair value. Investments are analyzed annually by management for indications of impairment. The Company's original purchase costs of those two privately held companies were in line with the fair market value of these stocks, determined by independent appraisers. The Company's portfolio investment was $637,500. The Company's investments represent less than 20% of each investee's common equity stock, and no significant influence can be demonstrated over these entities. The Company's two initial investment was at cost of $637,500. (See the table below). Management has determined that there

                                       F15

     is no impairment of the carrying value of these investments as of July 31, 2003.

     On May 25, 2003, L & L signed an acquisition contract with the owner of the PVC plastics manufacturing facility in mainland China. The Company injected US$560,711 as initial capitalization on June 19, 2003 (see Note 12, Private Fund Raising Activities) to meet the initial capital injection requirement, in compliance with the purchase contract. The Company has not yet consumated the acquisition of the PVC facility. It is the intent of he Company to acquire 100% of the ownership of the PVC business. However, the Company continues to negotiate various operational and financial issues

     The Company's investment portfolio consists of the following:

                                               Year                  Ownership
          Industry                           Invested      Cost      Interest

          Software                             2001      400,500       19.5%
          Agriculture                          2001      237,000       19.5%
          PVC Project - Cash Injection         2003      560,711        N/A
          PVC expenditures capitalized                    26,632        N/A
                                                      ----------
                                                      $1,224,843
                                                      ==========


9.   STOCKHOLDERS' EQUITY

     During the period ended July 31, 2003, the Company issued 181,000 common shares at $2.50 each share (see Note 12, Private Fund Raising Activities) for cash of $254,248 (net of fund raising expenses) to finance the acquisition of the PVC project (See Note 8, Investment).

10.GEOGRAPHIC AREA DATA

     The Company operates internationally. Its operations cover three geographic areas, namely in the United States, Hong Kong and China. The Company operates in only one reportable business segment. However, the Company generates revenue in Asia and the

                                       F16

     United States. During the three months ended July 31. 2003, the Company generated its revenues in HongKong only.

11.  CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances at banks in the US, Hong Kong and China. However, most of the Company's cash is kept in the two banks located in Hong Kong (Note 5, Lines of Credit) for its operational needs. As of July 31, 2003, the Company had uninsured bank balances of $220,478 (or HK$1,719,728) in Hong Kong and $27,811 (RMB229,441) in China. As of July 31, 2002, the Company had uninsured bank balances of $227,269 (or HK$1,772,698) in Hong Kong and had $0 in China.

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable and common stock of its investees. The trade accounts receivable are due primarily from clients in Hong Kong and China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 8, the Company does not believe that the carrying value of its investments is impaired as of July 31, 2003 and 2002.

12.  PRIVATE FUND RAISING ACTIVITIES

     On May 16, 2003, the Company completed a private offering of its common shares to accredited investors in the United States, and raised capital of $254,248, (net of fund raising expenses) as of July 31, 2003. As of July 31, 2003, the Company sold 181,000 common shares at $2.50 Per share to eighteen (18) accredited investors and received $254,248 (net of fund raising expenses) through Company's private placement activities. Currently, the Company is continuing to conduct its capital raising activities.

                                       F17

     Item 2. Management's Discussion and Analysis or Plan of Operation

     As mentioned in item 1, the Company's activities focus on acquisition of business entities located in China. After successful acquisition, the Company is to install the American style management to trim the operating costs, with the intent to turn the acquired operation in profit. In the first quarter ended on July 31, 2003, L & L signed the acquisition contract of a PVC factory. L & L has devoted significant resources to the acquisition.

     The Company injected US$560,711 to its own account at Bank of Communications of Henan Province, located in China on June 19, 2003 and met the initial capital injection requirement. Various administrative issues has been discussed and are to be resolved ensuring assets are properly accounted for and only limited liabilities are assumed by L & L.

     In addition, the Company moves forward with the discussion of the possibility of relocating a 600,000 ton fertilizer plant (300,000 tons of ammonia and 330,000 ton of urea) to China. A city located in Sichuan Province of China was visited by an executive of L&L on June 29, 2003.

     L & L started collecting basic data for the fertilizer production and Relocation in order to have further discussions with a hosting city, to receive better pricing on natural gas (raw material of fertilizer products), utility, Industrial water supply, preferential tax treatments and land.

     The M&A projects are the focus of the Company activities in the current year. Despite the M&A projects are still in an early stage, and no project is completed as of July 31, 2003, if and when a project is successful completed it will have a material implication to the Company's operations, financial condition and liquidity.

                                       F18

     RESULTS OF OPERATIONS:

     The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes included in the Company's 2003 Form 10-KSB.

     In the opinion of management, the Company's consolidated financial statements contain all adjustments necessary to present fairly the Balance Sheets of L & L and its subsidiaries as of July 31, 2003 and April 30, 2003, the results of the operations for the three months ended July 31, 2003 and 2002 and the cash flows for the three months ended July 31, 2003 and 2002 are consolidated to include the accounts of L & L Financial Holdings, Inc. and its wholly owned subsidiaries.

     Comparision of the current period which was ended on July 31, 2003 and the prior period which was ended on July 31, 2002:

     Revenue increased by $68,543 (or 327%) from $20,966 as of July 31, 2002 to $89,509 in the current period ended on July 31, 2003. The increase of revenue was due to the increase of consulting services provided to clients and increase of services provided to the affiliate company, Loral.

     The fees received from Loral were $38,958 and $10,800 for the periods ended on July 31, 2003 and July 31, 2002 respectively. The increase of $28,158 (or 260%) was due to the increase of audit services provided.

     Personnel costs were $39,749 and $20,276 for the periods ended July 31, 2003 and 2002 respectively. The increase of $19,473 (or 96%) personnel cost was due to the increase of staff number to handle the M&A projects.

     Selling, General and Administrative Expenses were $70,581 and $58,682 for the periods ended on July 31, 2003 and July 31, 2002 respectively. The increase of $11,899 (20%) in the current period was due to the increase of various expenses (traveling and accommodation) related to the PVC project.

     Interest expenses were $3,141 and $2,890 for the periods ended on July 31, 2003 and July 31, 2002 respectively. The increased of $251 (or 8%) interest

                                       F19

     expense in the current period was immaterial and resulted from a variation on the average amount overdrawn in the bank accounts.

     Net loss was $14,584 for the period ended on July 31, 2003 and the net loss were $46,146 for the period ended on July 31, 2002. The decreased of $31,562 (or 68%) loss in the current period was mainly resulted from increased of revenue of $68,543, increased of personnel costs of $19,473 and increased of $11,899 of general and administrative expenses.

     CHANGES IN LIQUIDITY AND CAPITAL RESOURCES

     For the periods ended on July 31, 2003 and July 31, 2002

     a) Net cash provided by operating activities was $325,901 for the period ended July 31, 2003, compared to $66,959 used in the period ended July 31, 2002. The increase of $392,860 (or 586%) net cash provided in the current period, was due to the Company incurred a decrease of loss $31,562, an increase of accrued liabilities $78,272 and an increase collection of accounts receivable $258,369 due to the input of comprehensive collection effort.

     The current assets were $423,849 and $724,641 for the periods ended July 31, 2003 and 2002 respectively. The decrease of the current assets of $300,792 (or 41%) in the current period was due to increase of cash of $86,000, decrease of accounts receivable $300,358 and decrease of prepaid expenses and other current assets $81,818. The increase of cash and decrease of accounts receivable were the result of the management's collection effort.

     The current liabilities were $352,657 and $239,980 for the periods ended July 31, 2003 and 2002 respectively. The increase of the current liabilities $112,677 (or 46%) in the current period was due to the increase of accrued liabilities of $105,580 and borrowing of $6,727 through banks' credit line in the current year.

     The Company's current ratios (current assets divided by current liabilities, which shows how well the Company's short term assets to meet the short term liabilities) were 1.2 and 2.98 for the periods ended July 31, 2003 and 2002 respectively. The decrease is primarily due to the decrease of accounts receivable $300,358, resulted from cash received from debtors. Some cash is re-invested in PVC acquisition.

                                       F20

     b) Net cash used in investing activities was increased to $567,264 during The three months ended on July 31, 2003 when compared to $529 during the same period in 2002. The increase of $566,735 (or 1,071%) was due to the capital injection to the acquisition project in the current period.

     c) Net cash provided by financing activities was increased to $303,237 in the period ended July 31, 2003 as compared to $158,658 in the same period of 2002. The increase of net cash provided of $144,579 (or 91%) was due to the fund raised through private placement during the current period, to finance the acquisition project. There are 181,000 shares issued for raising capital $254,248 (net of fund raising expenses) during the current period.

     Part II

     Item 1. Legal Proceedings

     None.

     Item 2. Changes in Securities

     During the period ended July 31, 2003, the Company has issued 181,000 common shares at $2.5 each share for cash to acquire additional capital of $254,248 (net of fund raising expenses, such as commission, legal and professional fee, consulting fee, printing and postages) to finance the acquisition of PVC project.

     Item 3. Defaults Upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     None.

     Item 5. Other Information

     None.

     Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits
        None.

     b) Reports on Form 8-K
        None.

                                       F21


                                    SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report signed on its behalf by the undersigned, thereunto duly authorized.

                                           L & L FINANCIAL HOLDINGS, INC.

Date:  February 22, 2004                       By: /s/ Dickson V Lee
--------------------------------           --------------------------
                                             Dickson V. Lee, Chairman