Form 10QSB
period 2003-10-31
L & L FINANCIAL HOLDINGS INC
filed 2004-03-15
CIK 1137083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Second Quarter Ended on October 31, 2003

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

       The number of shares outstanding of the issuer's common stock as of
                         October 31, 2003 was 5,432,714.

           Transitional Small Business Disclosure Format (check one):
                            Yes [ ]           No [X]

                                          F1

                            L & L FINANCIAL HOLDINGS, INC.
            Report on Form 10-QSB For Second Quarter Ended October 31, 2003
                                   Table of Contents

                                                                                 Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets at October 31, 2003 (unaudited)
        and April 30, 2003. . . . . . . . . . . . . . . . . . . . . . . . .    F2 - F3

        Consolidated Statements of Operations for the Three Months
        And Six Months Ended October 31, 2003 and 2002 (unaudited). . . . .         F4

        Consolidated Statements of Shareholders' Equity for the Six Months
        ended October 31, 2003 (unaudited). . . . . . . . . . . . . . . . .         F5

        Consolidated Statements of Cash Flows for the Six Months Ended
        October 31, 2003 and 2002 (unaudited) . . . . . . . . . . . . . . .    F6 - F7

        Notes to the Consolidated Financial Statements. . . . . . . . . . .   F8 - F16

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations . . . . . . . . . . . . . . . . . . . . .  F17 - F21

PART II OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .        F21

Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .        F21

Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .        F21

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . .        F21

Item 5. Other information . . . . . . . . . . . . . . . . . . . . . . . . .        F21

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .        F21

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F22

Certifications. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F23

                                            F2

L & L FINANCIAL HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS

                                                                 October 31    April 30
                                                                    2003         2003
                                                                ------------  -----------
                                                                (unaudited)     audited
ASSETS

    CURRENT ASSETS:
    Cash                                                        $   329,681   $  251,830
    Accounts receivables, net                                       165,734      360,436
    Income tax refund receivable                                          0        5,513
    Prepaid expense and other current assets                         11,033       12,000
                                                                ------------  -----------
       Total current assets                                         506,448      629,779

    PROPERTY AND EQUIPMENT, net                                     146,477      146,984

    INVESTMENTS                                                   1,224,843      657,579
                                                                ------------  -----------
TOTAL ASSETS                                                    $ 1,877,768   $1,434,342
                                                                ============  ===========


                                            F3

    Accounts payable                                            $       504   $      801
    Accrued liabilities                                              41,927       67,649
    Bank line of credit                                             199,444      214,722
    Income taxes payable                                              1,809            0
                                                                ------------  -----------
       Total current liabilities                                    243,684      283,172

STOCKHOLDER'S EQUITY:

    Preferred stock, no par value, 500,000 shares
     authorized, none issued and outstanding                              0            0
    Common stock, $0.001 par value, 6,500,000 shares
     authorized, 5,432,714 and 5,807,980  issued and outstanding      5,433        5,088
    Paid-in Capital                                               1,596,027    1,098,382
    Due from controlling shareholder                                (15,093)     (23,072)
    Deferred stock compensation                                     (29,355)     (31,065)
    Foreign currency translation                                     (7,773)      (6,777)
    Retained earning                                                 84,845      108,614
                                                                ------------  -----------
       Total stockholders' equity                                 1,634,084    1,151,170

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,877,768   $1,434,342
                                                                ============  ===========

The accompanying notes are an integral part of these consolidated financial Statements

                                                           F4

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

                                                         Three Months Ended October 31,   Six Months Ended October 31,
                                                              2003            2002            2003            2002
                                                         --------------  --------------  --------------  --------------
SERVICE REVENUES                                         $      89,887   $      51,920   $     179,396   $      72,886
                                                         --------------  --------------  --------------  --------------

OPERATING COSTS AND EXPENSES:
    Personnel costs                                             39,403          18,775          79,152          39,051
    General and administrative expense                          56,383          32,069         126,964          90,751
                                                         --------------  --------------  --------------  --------------
        Total operating expenses                                95,786          50,844         206,116         129,802


OTHER EXPENSE/(INCOME):
    Interest expense                                             3,501           2,881           6,642           5,771
    Other income                                                  (215)         (3,836)         (9,593)         (8,443)
                                                         --------------  --------------  --------------  --------------
        Total other expense/(income)                             3,286            (955)         (2,951)         (2,672)

INCOME/(LOSS) BEFORE INCOME TAXES                               (9,185)          2,031         (23,769)        (54,244)
LESS PROVISION FOR INCOME TAXES                                      0             365               0          (9,764)
                                                         --------------  --------------  --------------  --------------

NET INCOME/(LOSS)                                               (9,185)          1,666         (23,769)        (44,480)

OTHER COMPREHENSIVE INCOME/(LOSS)
    Foreign currency translation                                  (561)            (82)           (996)           (116)
                                                         --------------  --------------  --------------  --------------

COMPREHENSIVE INCOME/(LOSS)                              $      (9,746)  $       1,584   $     (24,765)  $     (44,596)
                                                         ==============  ==============  ==============  ==============

NET INCOME/(LOSS) PER COMMON SHARE - basic and diluted   $     (0.0017)  $      0.0003   $     (0.0045)  $     (0.0085)
                                                         ==============  ==============  ==============  ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
 basic and diluted                                           5,338,986       5,235,800       5,260,880       5,235,800
                                                         ==============  ==============  ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements

                                                             F5

L&L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                             Additional  Due (from)/to                               Foreign
                             Common Stock     Paid-in     Controlling      Deferred     Retained     Currency
                           Shares    Amount   Capital     Shareholder    Compensation   Earnings   Translation     Total
                          -------------------------------------------------------------------------------------------------
Balance                   5,087,980   5,088   1,098,382        (23,072)       (31,065)   108,614        (6,777)  1,151,170
April 30, 2003

Issuance of common          344,740     345     497,645                                                            497,990
stock

Advance to shareholder                                           7,979                                               7,979

Amortization of deferred                                                        1,710                                1,710
stock compensation

Foreign currency                                                                                          (996)       (996)
translation adjustment

Net loss                                                                                 (23,769)                  (23,769)
                          -------------------------------------------------------------------------------------------------
October 31, 2003          5,432,720   5,433   1,596,027        (15,093)       (29,355)    84,845        (7,773)  1,634,084
                          =================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                                             F6

L & L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                             Six Months Ended October 31,
                                                                2003              2002
                                                          ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $       (23,769)  $       (44,481)
Adjustments to reconcile net income/(loss) to net cash
 provided by/(used in) operating activities:
   Depreciation and amortization                                    4,257             4,804
   Issuance of common stock as compensation for services                0            18,080
   Deferred income taxes                                                0            (9,764)
Changes in assets and liabilities:
   Accounts receivable                                            194,702            22,812
   Prepaids and other assets                                       (1,137)          (19,865)
   Accounts payable                                                  (297)           (1,949)
   Accrued liabilities                                            (25,722)             (508)
   Income tax payable                                               1,809            (6,267)
                                                          ----------------  ----------------
     Net cash provided by/(used in) operating activities          149,843           (37,138)
                                                          ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments                                      (567,263)                0
   Purchases of property and equipment                             (2,040)           (1,753)
                                                          ----------------  ----------------
     Net cash used in investing activities                       (569,303)           (1,753)
                                                          ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock sales and subscriptions                    497,990            90,325
   Net advances (to)/from controlling shareholder                  15,595           (23,040)
   Net borrowings/repayments on bank line of credit               (15,278)           84,520
                                                          ----------------  ----------------
     Net cash provided by financing activities                    498,307           151,805
                                                          ----------------  ----------------


                                             F7

FOREIGN CURRENCY TRANSLATION                                         (996)             (116)
                                                          ----------------  ----------------

INCREASE IN CASH                                                   77,851           112,798

CASH, BEGINNING OF YEAR                                           251,830           136,133

                                                          ----------------  ----------------
CASH, END OF YEAR                                         $       329,681   $       248,931
                                                          ================  ================

The accompanying notes are an integral part of these consolidated financial Statements

                                       F8

L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED OCTOBER 31, 2003 AND 2002 (UNAUDITED)

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

     The Company targets to acquire, invest and operate in private Chinese businesses via mergers and acquisitions ("M & A"), utilizing its management skills and technologies common in the United States to restructure and improve efficiencies and profitability of acquired business entities. The Company intends to use its existing networks and personnel in Hong Kong, China and the United States to focus on its M & A services in China. Consequently, the Company started private funding activities in May of 2003, focusing on accredited and sophisticated investors to obtain capital for the M&A activities.( See Note 12).

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

     Accounts Receivable - The Company, may from time to time, extends unsecured credit/funds to customers as a way to conduct business. Credit/fund is extended based on the Company's evaluation of the customer's financial conditions. The allowances for doubtful accounts, if any, are made based on the Company management's evaluation of outstanding accounts receivable at the end of the reporting periods. The total accounts receivable of the Company amounted to $165,734 as of October 31, 2003, while the accounts receivable of the Company amounted to $379,613 as of October 31, 2002. The management enhances its control over accounts receivables in the current year, to gradually reduce the outstanding balance of this account.

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

     Income Per Common Share - The Company has adopted SFAS No. 128, Earnings Per Share, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. The Company does not have potentially dilutive securities outstanding as of October 31, 2003.

     Foreign currency translation - The foreign subsidiaries maintain their financial statements in the local currency which has been determined to be the functional currency. Substantially all of the Company operations are conducted in Hong Kong and the functional currency is the Hong Kong Dollar. Assets and liabilities denominated in the foreign currency are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas, gains and losses resulting from foreign currency transactions are included in the results of operations. The Hong Kong government's fiscal policy is to peg the Hong Kong dollars to the US dollars at the fixed rate of approximately 7.78 to 1.00 over 10 years. There were no material foreign currency gains or losses in the period ended October 31, 2003.

                                       F13

3.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at October 31, 2003 and 2002:

                                      October 31, 2003    October 31, 2002
                                     ------------------  ------------------
     Building                        $         153,846   $         153,846
     Furniture and fixtures                     12,147              12,147
     Office equipment                           44,437              42,309
     Leasehold improvements                     26,471              26,471

                                     ------------------  ------------------
        Total                                  236,901             234,773
      Less accumulated depreciation            (90,424)            (82,481)

                                     ------------------  ------------------
     Property and equipment, net     $         146,477   $         152,292
                                     ==================  ==================

     Depreciation expense for the quarter ended October 31, 2003 was $1,273, and for the quarter ended October 31, 2002 was $4,804.

4.   OPERATING LEASES

     The Company leases its Hong Kong office and a residence in Hong Kong under operating leases that expire in May of 2004 and in January of 2004 respectively. The Company made security deposits of $8,243 and $2,051 for these two operating leases.

5.   LINES OF CREDIT

     The Company has overdraft credit arrangements with two (2) Hong Kong banks. (i.e. Bank of America and Bank of Communications located in Hong Kong).

     Presently, the two credit facilities have a total limit of approx. $219,230 (or HK$1,710,000). Borrowings under the arrangement are subject to interest at the Overnight Interbank Rate. The rate on the facilities are 5 % per annum as of October 31, 2003. The loan is collateralized by the assets of the Company. The Company's credit facilities balance due including accrued interest was $199,444 (or HK$1,555,663 as of October 31, 2003 and $212,838
     (or HK$1,660,142) as of October 31, 2002.

                                       F14

6.   INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company is subject to income taxes primarily in two taxing jurisdictions, Hong Kong and the United States. In the period ended October 31, 2003 and 2002, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities. Any tax benefit derived from operating losses is equally offset by and increase in the related valuation allowance.

7.   RELATED PARTY TRANSACTIONS

     There are two related entities which are controlled by a shareholder whom has an approximately 46.9% beneficial ownership interest in the Company as of October 31, 2003. As mentioned in Note 1, that certain expenses such as rental, personnel costs and other overhead expenses are shared and allocated among these affiliated entities, the cost allocation method has been consistently applied over the years. The results of operations could vary depending on the method of allocating these expenses.

     As discussed in Note 1, the Company provides office space, professional and technical personnel and marketing leads to one such affiliate. Under the agreement, affiliate agrees to pay 80% of its billings, reimburse 75% of the professional staff salary and 40% of the administrative staff salary to the Company.

8.   INVESTMENTS

     L & L started its initial 19.5% equity investments in two privately held companies in different industries (i.e.software and agriculture) in 2001. These investments, held on a long-term basis, are made in privately held companies, with securities not trading publicly on an exchange, and do not have a readily available fair value. Investments are analyzed annually by management for indications of impairment. The Company's original purchase costs of those two privately held companies were in line with the fair market value of these stocks, determined by independent appraisers. The Company's portfolio investment was $637,500. The Company's investments represent less than 20% of each investee's common equity stock, and no significant influence can be demonstrated over these entities . The Company's two initial investment was at cost of $637,500. (See the table below). Management has determined that there

                                       F15

     is no impairment of the carrying value of these investments as of October 31, 2004.

     On May 25, 2003, L & L signed an acquisition contract with the owner of the PVC plastics manufacturing facility in mainland China. The Company injected US$560,711 as initial capitalization on June 19, 2003 (see Note 12, Private Fund Raising Activities)to meet the initial capital injection requirement, in compliance with the purchase contract. The Company has not yet consumated the acquisition of the PVC facility. It is the intent of he Company to acquire 100% of the ownership of the PVC business. However, the Company continues to negotiate various operational and financial issues

     The Company's investment portfolio consists of the following:

                                     Year    Ownership   Industry
                                   Invested     Cost     Interest
     Software                          2001     400,500      19.5%
     Agriculture                       2001     237,000      19.5%
     PVC Project - Cash Injection      2003     560,711        N/A
     Other PVC costs capitalized       2003      26,632        N/A
                                             ----------
                                             $1,224,843
                                             ==========

9.   STOCKHOLDERS' EQUITY

     During the period ended October 31, 2003, the Company issued 163,740 common shares at $2.50 per share (see Note 12, Private Fund Raising Activities) for cash of $497,990 (net of fund raising expenses) to finance the acquisition of the PVC project (See Note 8, Investment).

                                       F16

10.  GEOGRAPHIC AREA DATA

     The Company operates internationally. Its operations cover three geographic areas, namely in the United States, Hong Kong and China. The Company operates in only one reportable business segment. However, the Company generates revenue in Asia and the United States. During the three and six months ended October 31, 2003, the Company's generated its revenues in Hong Kong only

11.  CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances at banks in the US, Hong Kong and China. However, most of the Company's cash is kept in the two banks located in Hong Kong (Note 5, Lines of Credit) for its operational needs. As of October 31, 2003, the Company had US$89,347 in a US bank, uninsured bank balances of $220,565 (or HK$1,720,410) in Hong Kong and $11,990 (RMB98,916)
     in China. In the prior year (as of October 31, 2002), the Company had uninsured bank balances of $248,931 (or HK$1,941,662) in Hong Kong and had $0 in China.

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable and common stock of its investees. The Company has not historically experienced material losses due to uncollectible trade accounts receivable As discussed in Note 8, the Company does not believe that the carrying value of its investments is impaired as of October 31, 2003 and 2002.

12.  PRIVATE FUND RAISING ACTIVITIES

     On May 16, 2003, the Company began a private offering of its common shares to the US accredited investorsThe Company raised capital of $497,990, (net of fund raising expenses) as of October 31, 2003. As of October 31, 2003, the Company sold 344,740 common shares at $2.50 per share to thirty-four
     (34) accredited investors and received $497,990 (net of fund raising expenses)

                                       F17

Item 2. Management's Discussion and Analysis or Plan of Operation

As mentioned in item 1, the Company's activities focus on acquisition of business entities located in China. After successful acquisition, the Company is to install the American style management to trim the operating costs, with the intent to turn the acquired operation in profit. In the first quarter ended on July 31, 2003, L & L signed the acquisition contract of a PVC factory. L & L has devoted significant resources to the acquisitions.

The Company injected US$560,711 to its own account at Bank of Communications, located in Henan Province, China on June 19, 2003 and met the initial capital injection requirement. Various administrative issues has been discussed are to be resolved ensuring assets are properly accounted for and only limited liabilities are assumed by L & L.

In addition, the Company moves forward with the discussion of the possibility of relocating a 600,000 tons fertilizer plant (300,000 tons of ammonia and 330,000 ton of urea) to China.

L & L starts collecting basic data for the fertilizer production and relocation, in order to have further discussions with a hosting city, to receive better pricing on natural gas (raw material of fertilizer products), utility, industrial water supply, preferential tax treatments and land.

The M&A projects are the focus of the Company activities in the current year. Despite the M&A projects are still in an early stage, and no project is completed as of October 31, 2003, if and when a project is successful completed, it will have a material implication to the Company's operations, financial condition and liquidity.

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

In the opinion of management, the Company's consolidated financial statements contain all adjustments necessary to present fairly the Balance Sheets of L & L and its subsidiaries as of October 31, 2003 and April 30, 2003, the results of the operations for the three months and six months ended October 31, 2003 and 2002 and the cash flows for the six months ended October 31, 2003 and 2002 are consolidated to include the accounts of L & L Financial Holdings, Inc. and its wholly owned subsidiaries.

The results of operations for the three months and six months ended October 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

Comparison of the three months and six months ended on October 31, 2003 and the same periods which was ended on October 31, 2002:

The Company recorded revenue of $89,887 and $179,396 for the three months and six months ended October 31, 2003, compared to $51,920 and $72,886 for the same periods in 2002. The revenue for the six months ended October 31, 2003 increased by $106,510 (146%) when compared to the same period in 2002. The revenue for the three months ended October
31, 2003 is increased by $37,967 (73%) when compared to the same period in 2002. The main reason was due to the increase of services for clients to identify business opportunities in China, Hong Kong and US.

                                       F19

Personnel costs were $39,403 and $79,152 for the three months and six months ended October 31, 2003 compared to $18,775 and $39,051 for the same periods in 2002. The personnel cost for the three months and six months ended October 31, 2003 increased by $20,628 (109%) and $40,101 (102%) respectively when compared to the same periods in 2002. The increase of personnel cost was mainly due to increase of staff number to handle the M&A projects.

Selling, General and Administrative Expenses (SG&A) were $56,383 and $126,964 for the three months and six months ended October 31, 2003 compared to $32,069 and $90,751 for the same periods in 2002.  The
SG&A for the three months ended October 31, 2003 increased by $24,314
(75%) when compared to the same period in 2002. The SG&A for the six months ended October 31, 2003 increased by $36,213 (39%) when compared to the same period in 2002. The current increase of SG&A was mainly due to the was due to the increase of various expenses (traveling and accommodation) related to the PVC project.
..
Interest expenses were $3,501 and $6,642 for the three months and six months ended October 31, 2003 compared to $2,881 and $5,771 for the same periods in October 31, 2002. The interest expenses for the three months and six months ended October 31, 2003 increased by $620 (21%) and $871(15%) respectively when compared to the same periods in 2002.
The increase of interest expense was resulted from an increase of average amount of overdrawn in the bank accounts.

Net loss were $9,185 and $23,769 for the three months and six months ended October 31, 2003 compared to net income of $1,666 and net loss
$44,480 for the same periods in October 31, 2002. The increase of $10,851 (or 651%) net loss for the three months ended October 31, 2003 when compared to the same period in 2002 was mainly resulted from increase of revenue $37,967 from increase of feasibility studies provided to clients, increase of $20,628 personnel cost and increase of $24,314 SG&A. The decrease of $20,711 (or 46%) net loss for the six months ended October 31, 2003 when compared to the same period in 2002 was mainly due to the increase of revenue of $106,510 and increase of personnel cost of $40,101.

                                       F20

CHANGES IN LIQUIDITY AND CAPITAL RESOURCES

For the six months ended on October 31, 2003 and October 31, 2002

a) Net cash provided by operating activities was $149,843 during the six months ended October 31, 2003, when compared to $37,138 of net cash used during the same period in 2002. The increase of $186,981 (or 503%) net cash provided in the current period was due to the Company reduces its loss of $20,711 and increase collection of accounts receivable of $171,890 due to the management collection effort.

The current assets were $506,449 and $727,052 for the periods ended
October 31, 2003 and 2002 respectively. The decrease of the current assets of $220,603 (or 30 %) in the current period was due to increase of cash of $80,750, decrease of accounts receivable $213,879 and decrease of prepaid expenses and other current assets $77,710. The increase of cash and decrease of accounts receivable were the result of the management's collection effort.

The current liabilities were $243,683 and $252,802 for the periods ended October 31, 2003 and 2002, respectively. The decrease of the current liabilities $9,119 (or 3%) in the current period was due to the increase of accrued liabilities of $1,962 and decrease of borrowing of $13,394 through the improvement of the Company cash position in the current year.

The Company's current ratios (current assets divided by current liabilities, which shows how well the Company's short term assets to meet the short term liabilities) were 2 at October 31, 2003, compared to 2.87 the same period in 2002. The decrease is primarily due to the decrease of accounts receivable $213,879, resulted from cash collected from debtors. Some Cash is re-invested in PVC acquisition.

b) Net cash used in investing activities was increased to $569,303 during the six months ended October 31, 2003 when compared to $1,753 during the same period in 2002. The increase of $567,550 (or 323%) was a reflection of the capital injection to the PVC project in the current period.

c) Net cash provided by financing activities was increased to $498,307 during the six months ended October 31, 2003 when compared to $151,805 during the same period in 2002. The increase of net cash provided of $346,502 (or 228%) was due to the fund raised through private placement during the current period, to finance the acquisition project.

                                       F21

There are 344,740 shares issued for raising capital of $497,990 (net of fund raising expenses) during the current period.

Part II

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

As of October 31, 2003, the Company sold 344,740 common shares at $2.50 per share to thirty-four (34) accredited investors and received $497,990 (net of fund raising expenses, such as commission, legal and professional fee, consulting fee, printing and postage.

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

                                            L & L FINANCIAL HOLDINGS, INC.

Date:  February 23, 2004                    By: /s/ Dickson V Lee
------------------------                    --------------------------
                                            Dickson V. Lee, Chairman