Form 10QSB
period 2004-01-31
L & L FINANCIAL HOLDINGS INC
filed 2004-03-15
CIK 1137083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               For the Third Quarter Ended on January 31, 2004

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

       The number of shares outstanding of the issuer's common stock as of
                         January 31, 2004 was 5,559,714.

           Transitional Small Business Disclosure Format (check one):
                            Yes [ ]           No [X]

                                       F1
                         L & L FINANCIAL HOLDINGS, INC.
         Report on Form 10-QSB For Third Quarter Ended January 31, 2004
                                Table of Contents

                                                                            Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets at January 31, 2004
        (unaudited) and April 30, 2003 .(audited)                        F2 - F3

        Consolidated Statements of Operations for the Three Months
        And Nine Months Ended January 31, 2004 and 2003 (unaudited)           F4

        Consolidated Statements of Shareholders' Equity for
        the Nine Months ended January 31, 2004 (unaudited)                    F5

        Consolidated Statements of Cash Flows for the Nine
        Months Ended January 31, 2004 and 2003 (unaudited)               F6 - F7

        Notes to the Consolidated Financial Statements                  F8 - F16

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            F16 - F19

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                   F19

Item 2.  Changes in Securities                                               F19

Item 3.  Defaults Upon Senior Securities                                     F19

Item 4.  Submission of Matters to a Vote of Security Holders                 F19

Item 5.  Other information                                                   F20

Item 6.  Exhibits and Reports on Form 8-K                                    F20

Signatures                                                                   F20

                                       F2

L & L FINANCIAL HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS


                                              January     April 30
                                                2004        2003
                                            (unaudited)   audited
ASSETS

  CURRENT ASSETS:
  Cash                                       $  330,041  $  251,830
  Accounts receivables, net                     278,683     360,436
  Income tax refund receivable                                5,513
  Prepaid expense and other current assets       11,134      12,000

                                             ----------  ----------
       Total current assets                     619,858     629,779

  PROPERTY AND EQUIPMENT, net                   149,138     146,984

  OTHER NON-CURRENT ASSETS                       42,405           0

  INVESTMENTS                                 1,224,934     657,579

                                             ----------  ----------
TOTAL ASSETS                                 $2,036,335  $1,434,342
                                             ==========  ==========

                                       F3


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                               $    4,613   $      801
  Accrued liabilities                                                31,319       67,649
  Bank line of credit                                               192,741      214,722
  Income taxes payable                                                1,809            0

                                                                 -----------  -----------
       Total current liabilities                                    230,482      283,172

STOCKHOLDER'S EQUITY:

  Preferred stock, no par value, 500,000 shares
     authorized, none issued and outstanding
  Common stock, $0.001 par value, 6,500,000 shares
     authorized, 5,559,734 and 5,088,000 issued and outstanding       5,560        5,088
  Paid-in Capital                                                 1,715,532    1,098,382
  Due to/(from) controlling shareholder                                   0      (23,072)
  Deferred stock compensation                                       (28,500)     (31,065)
  Foreign currency translation                                       (9,206)      (6,777)
  Retained Earning                                                  122,467      108,614
                                                                 -----------  -----------
       Total stockholders' equity                                 1,805,853    1,151,170

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $2,036,335   $1,434,342
                                                                 ===========  ===========


The accompanying notes are an integral part of these consolidated financial statements

                                       F4

L & L FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

                                                                 Three Months Ended January 31   Nine Months Ended January 31,
                                                                     2,004            2003            2004          2003
                                                                 --------------  --------------  --------------  -------------
SERVICE REVENUES                                                 $     179,453   $      18,112   $     358,849   $     90,998

OPERATING COSTS AND EXPENSES:
  Personnel costs                                                       72,870          25,678         152,022         64,729
  General and administrative expense                                    66,617          27,999         193,581        118,750
                                                                 --------------  --------------  --------------  -------------
       Total operating expenses                                        139,487          53,677         345,603        183,479


OTHER EXPENSES/(INCOME):
  Interest expense                                                       2,621           2,743           9,263          8,514
  Other income                                                            (278)           (439)         (9,871)        (8,882)
                                                                 --------------  --------------  --------------  -------------
       Total other expenses/(income)                                     2,343           2,304            (608)          (368)

INCOME/(LOSS) BEFORE INCOME TAXES                                       37,623         (37,869)         13,854        (92,113)
LESS PROVISION FOR INCOME TAXES                                              0           9,764               0              0
                                                                 --------------  --------------  --------------  -------------

NET INCOME/(LOSS)                                                       37,623         (47,633)         13,854        (92,113)

OTHER COMPREHENSIVE (LOSS)/INCOME
  Foreign currency translation                                          (1,433)            (64)         (2,429)          (180)
                                                                 --------------  --------------  --------------  -------------

COMPREHENSIVE INCOME/(LOSS)                                      $      36,190         (47,697)         11,425   $    (92,293)
                                                                 ==============  ==============  ==============  =============

NET INCOME/(LOSS) PER COMMON SHARE - basic and diluted           $      0.0068         (0.0091)         0.0026   $    (0.0176)
                                                                 ==============  ==============  ==============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - basic and diluted       5,503,410       5,246,467       5,341,723      5,242,735
                                                                 ==============  ==============  ==============  =============

The accompanying notes are an integral part of these consolidated financial statements

                                       F5

L&L FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                  Additional   Due (from)/to                                Foreign
                               Common Stock        Paid-in      Controlling       Deferred      Retained    Currency
                             Shares      Amount    Capital      Shareholder     Compensation    Earnings   Translation    Total
                          --------------------------------------------------------------------------------------------------------
Balance                      5,087,980    5,088    1,098,382         (23,072)        (31,065)    108,614       (6,777)  1,151,170
April 30, 2003

Issuance of common             471,734      472      617,150                                                              617,622
stock

Advance to shareholder                                                23,072                                               23,072

Amortization of deferred
stock compensation                                                                     2,565                                2,565

Foreign currency
translation adjustment                                                                                         (2,429)     (2,429)

Net Income                                                                                        13,853                   13,853

                          --------------------------------------------------------------------------------------------------------
January 31, 2004             5,559,714    5,560    1,715,532               0         (28,500)    122,467       (9,206)  1,805,853
                          ========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                                       F6

L & L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                      Nine Months Ended January 31,
                                                             2004        2003
                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $   13,854   $  (92,114)
Adjustments to reconcile net income/(loss) to net
cash
 provided by/(used in) operating activities:
  Depreciation and amortization                               5,701        7,225
  Deferred income taxes                                           0       (5,513)
Changes in assets and liabilities:
  Accounts receivable                                        81,753       23,367
  Prepaids and other assets                                 (36,026)     (25,765)
  Accounts payable                                             (613)      (1,329)
  Accrued liabilities                                       (36,331)      21,725
  Income tax payable                                          1,809       (6,267)
                                                         -----------  -----------
    Net cash provided by/(used in) operating activities      30,147      (78,671)
                                                         -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                                 (567,355)           0
  Purchases of property and equipment                        (5,285)      (1,977)
                                                         -----------  -----------
    Net cash used in investing activities                  (572,640)      (1,977)
                                                         -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock sale and subscriptions                617,622      133,075
  Net advances (to)/from controlling
  shareholder                                                27,492      (51,276)
  Net borrowings/repayments on bank line of
  credit                                                    (21,981)      90,411
                                                         -----------  -----------
    Net cash provided by financing activities               623,133      172,210
                                                         -----------  -----------


                                       F7


FOREIGN CURRENCY TRANSLATION                                 (2,429)        (180)
                                                         -----------  -----------

INCREASE IN CASH                                             78,211       91,382

CASH, BEGINNING OF YEAR                                     251,830      136,133
                                                         -----------  -----------
CASH, END OF YEAR                                        $  330,041   $  227,515
                                                         ===========  ===========


The accompanying notes are an integral part of these consolidated financial Statements

                                       F8
L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JANUARY 31, 2004 AND 2003 (UNAUDITED)

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

     Accounts Receivable - The Company may, from time to time, extend unsecured credit/funds to customers as a way to conduct business. Credit/fund is extended based on the Company's evaluation of the customer's financial conditions. The allowances for doubtful accounts, if any, are made based on the Company management's evaluation of outstanding accounts receivable at the end of the reporting periods. The total accounts receivable of the Company amounted to $278,683 as of January 31, 2004, while the accounts receivable of the Company amounted to $379,058 as of January 31, 2003. The management enhances its control over accounts receivables in the current year, to gradually reduce the outstanding balance of this account.

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

                                       F10

     Recently Issued Accounting Standards
     ------------------------------------

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

                                       F11

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

     Income Per Common Share - The Company has adopted SFAS No. 128, Earnings Per Share, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. The Company does not have potentially dilutive securities outstanding as of January 31, 2004.

                                       F12

     Foreign currency translation - The foreign subsidiaries maintain their financial statements in the local currency which has been determined to be the functional currency. Substantially all of the Company operations are conducted in Hong Kong and the functional currency is the Hong Kong Dollar. Assets and liabilities denominated in the foreign currency are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas, gains and losses resulting from foreign currency transactions are included in the results of operations. The Hong Kong government's fiscal policy is to peg the Hong Kong dollars to the US dollars at the fixed rate of approximately 7.78 to 1.00 over 10 years. There were no material foreign currency gains or losses in the period ended January 31, 2004..

3.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at January 31, 2004 and 2003:

                                          January 31, 2004   January 31, 2003
                                           ______________     ______________

      Building                               $153,846            $153,846
      Furniture and fixtures                   12,147              12,147
      Office equipment                         48,541              42,398
      Leasehold improvements                   26,471              26,471
                                           ______________     ______________
            Total                             241,005             234,862
         Less accumulated depreciation        (91,867)            (84,767)
                                           ______________     ______________
      Property and equipment, net            $149,138            $150,095
                                             ========             ========

      Depreciation expense for the quarter ended January 31, 2004 was $1,444, and for the quarter ended January 31, 2003 was $2,286.

4.   OPERATING LEASES

     The Company leases its Hong Kong office and a residence in Hong Kong under operating leases that expire in May of 2004 and in July of 2004 respectively. The Company made security deposits of $8,243 and $2,051 for these two operating leases.

                                       F13

5.   LINES OF CREDIT

     The Company has overdraft credit arrangements with two (2) Hong Kong banks (i.e. Bank of America and Bank of Communications located in Hong Kong).

     Presently, the two credit facilities have a total limit of approx. $219,230 (or HK$1,710,000). Borrowings under the arrangement are subject to interest at the Overnight Interbank Rate. The rate on the facilities is 5 % per annum as of January 31, 2004. The loan is collateralized by the assets of the Company. The Company's credit facilities balance due including accrued interest was $192,741 (or HK$1,503,379 as of January 31, 2004 and $218,729
     (or HK$1,706,081) as of January 31, 2003.

6.   INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company is subject to income taxes primarily in two taxing jurisdictions, Hong Kong and the United States. In the period ended January 31, 2004 and 2003, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities. Any tax benefit derived from operating losses is equally offset by and increase in the related valuation allowance.

7.   RELATED PARTY TRANSACTIONS

     There are two related entities which are controlled by a shareholder whom has an approximately 46% beneficial ownership interest in the Company as of January 31, 2004. As mentioned in Note 1, that certain expenses such as rental, personnel costs and other overhead expenses are shared and allocated among these affiliated entities, the cost allocation method has been consistently applied over the years. The results of operations could vary depending on the method of allocating these expenses.

     As discussed in Note 1, the Company provides office space, professional and technical personnel and marketing leads to one such affiliate. Under the agreement, affiliate agrees to pay 80% of its billings, reimburse 75% of the professional staff salary and 40% of the administrative staff salary to the Company.

                                       F14

8.   INVESTMENTS

     L & L started its initial 19.5% equity investments in two privately held companies in different industries (i.e. software and agriculture) in 2001. These investments, held on a long-term basis, are made in privately held companies, with securities not trading publicly on an exchange, and do not have a readily available fair value. Investments are analyzed annually by management for indications of impairment. The Company's original purchase costs of those two privately held companies were in line with the fair market value of these stocks, determined by independent appraisers. The Company's portfolio investment was $637,500. The Company's investments represent less than 20% of each investee's common equity stock, and no significant influence can be demonstrated over these entities . The Company's two initial investment was at cost of $637,500. (See the table below). Management has determined that there is no impairment of the carrying value of these investments as of January 31, 2004.

     On May 25, 2003, L & L signed an acquisition contract with the owner of the PVC plastics manufacturing facility in mainland China. It is the intent of the Company to acquire 100% of the ownership of the PVC business. The Company injected US$560,711 as initial capitalization on June 19, 2003 (see
     Note 12, Private Fund Raising Activities) to meet the initial capital injection requirement, in compliance with the acquisition (purchase) contract. As of January 31, 2004, the Company has not yet consummated the acquisition of the PVC facility. However, the Company continues to negotiate the seller in an effort to take the PVC plastics facility.

     The Company's investment portfolio consists of the following:


                                        Year          Ownership      Industry
                                      Invested           Cost        Interest

        Software                        2001         $  400,500          19.5%
        Agriculture                     2001           $237,000          19.5%
        PVC Project - Cash Injection    2003           $560,801           N/A
        Other PVC costs capitalized     2003           $ 26,633           N/A
                                                     -----------
                                                     $1,224,934
                                                     ===========

                                       F15

9.   STOCKHOLDERS' EQUITY

     During the period ended January 31, 2004, the Company issued 127,000 common shares at $2.50 per share (see Note 12, Private Fund Raising Activities) for cash of $119,632 (net of fund raising expenses) to finance the acquisition of the PVC project (See Note 8, Investment).

10.  GEOGRAPHIC AREA DATA

     The Company operates internationally. Its operations cover three geographic areas, namely in the United States, Hong Kong and China. The Company operates in only one reportable business segment. However, the Company generates revenue in Asia and the United States. During the three and nine months ended January 31, 2004, the Company's generated its revenues in Hong Kong only.

11.  CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances at banks in the US, Hong Kong and China. However, most of the Company's cash is kept in the two banks located in Hong Kong (Note 5, Lines of Credit) for its operational needs. As of January 31, 2004, the Company had US$86,935 in a US bank, uninsured bank balances of $230,304 (or HK$1,796,375.12) in Hong Kong and $4,175
     (RMB34,686 in China. In the prior year (as of January 31, 2003), the Company had uninsured bank balances of $227,515 (or HK$1,941,662) in Hong Kong and had $0 in China.

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable and common stock of its investees. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 8, the Company does not believe that the carrying value of its investments is impaired as of January 31, 2004 and 2003.

12.  PRIVATE FUND RAISING ACTIVITIES

     On May 16, 2003, the Company began a private offering of its common shares to the US accredited investors. The Company raised capital of $617,622, (net of fund raising expenses) as of January 31, 2004. As of January 31, 2004, the Company sold 471,734 common shares at $2.50 per share to thirty-nine (39) accredited investors and received $617,622 (net of fund raising expenses). No fund raising activities were conducted

                                       F16

     as of January 31, 2003.


     Item 2. Management's Discussion and Analysis or Plan of Operation

     As mentioned in item 1, the Company's activities focus on acquisition of business entities located in China. When an acquisition is successfully completed, the Company is to install the American style management to trim the operating costs, with the intent to turn the acquired operation in profit. In the first quarter ended on July 31, 2003, L & L signed the acquisition contract of a PVC factory. L & L has devoted significant resources to the acquisitions.

     The Company injected US$560,711 to its own account at Bank of Communications, located in Henan Province, China on June 19, 2003 and met the initial capital injection requirement. Various administrative issues has been discussed are to be resolved ensuring assets are properly accounted for and only limited liabilities are assumed by L & L.

     In the current quarter, L & L starts collecting basic data for the fertilizer production and relocation of relocating a 600,000 tons fertilizer plant (300,000 tons of ammonia and 330,000 ton of urea) to China, in order to have further discussions with a hosting city, to receive better pricing on natural gas (raw material of fertilizer products), utility, industrial water supply, preferential tax treatments and land.

     The M&A projects are the focus of the Company activities in the current year. Despite the M&A projects are still in an early stage, and no project is completed as of January 31, 2004, if and when a project is successful completed, it will have a material implication to the Company's sales, operations, financial condition and liquidity.

     RESULTS OF OPERATIONS:

     The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes included in the Company's Form 10-KSB for the year ended April 30,2003.

                                       F17

     In the opinion of management, the Company's consolidated financial statements present fairly the Balance Sheets of L & L and its subsidiaries as of January 31, 2004 and 2003, the results of the operations for the three months and nine months ended January 31, 2004 and January 31, 2003 and the cash flows for the nine months ended January 31, 2004 and January 31, 2003 are consolidated to include the accounts of L & L Financial Holdings, Inc. and its wholly owned subsidiaries.

     The results of operations for the three months and nine months ended January 31, 2004 and January 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

     Comparison of the three months and nine months ended on January 31, 2004 and the same periods which was ended on January 31, 2003:

     The Company recorded revenue of $179,453 and $358,849 for the three months and nine months ended January 31, 2004, compared to $18,112 and $90,998 for the same periods in 2003. The revenue for the nine months ended January 31, 2004 increased by $267,851 (294%) when compared to the same period in 2003. The revenue for the three months ended January 31, 2004 is increased by $161,341 (890%) when compared to the same period in 2003. The reasons were due to the increase of services for clients to identify business opportunities in China, Hong Kong and US, increase of services to its affiliate, Loral and provide related consulting services to client in a law suit.

     Personnel costs were $72,870 and $152,022 for the three months and nine months ended January 31, 2004 compared to $25,678 and $64,729 for the same periods in 2003. The personnel cost for the three months and nine months ended January 31, 2004 increased by $47,192 (183%) and $87,293 (134%)
     respectively when compared to the same periods in 2003. The increase of personnel cost was mainly due to increase of staff number to handle the M&A projects.

     Selling, General and Administrative Expenses (SG&A) were $66,617 and $193,581 for the three months and nine months ended January 31, 2004 compared to $27,999 and $118,750 for the same periods in 2003. The SG&A for the three months ended January 31, 2004 increased by $38,618 (137%) when compared to the same period in 2003. The SG&A for the nine months ended January 31, 2004 increased by $74,831 (63%) when compared to the same period in 2003. The current increase of SG&A was mainly due to the was due to the increase of various expenses (traveling and accommodation) related to the PVC project.

                                       F18

     Interest expenses were $2,621 and $9,263 for the three months and nine months ended January 31, 2004 compared to $2,743 and $8,514 for the same periods in January 31, 2003. The fluctuation of interest expense was resulted from an increase/decrease of average amount of overdrawn in the bank accounts.

     Net income was $37,623 and $13,854 for the three months and nine months ended January 31, 2004 compared to net loss of $47,633 and $92,113 for the same periods in January 31, 2003. The increase of $85,256 (or 178%) net income for the three months ended January 31, 2004 when compared to the same period in 2003 was mainly resulted from increase of revenue $161,340 from increase of feasibility studies provided to clients, increase of $47,192 personnel cost and increase of $38,618 SG&A. The increase of $105,967 (or 115%) net income for the nine months ended January 31, 2004 when compared to the same period in 2003 was mainly due to the increase of revenue of $267,851 and increase of personnel cost of $87,293.

     CHANGES IN LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended on January 31, 2004 and January 31, 2003

     a) Net cash provided by operating activities was $30,147 during the nine months ended January 31, 2004, when compared to $78,671 of net cash used during the same period in 2003. The increase of $108,818 (or 138%) net cash provided in the current period was due to the Company increase its income of $105,967 and increase collection of accounts receivable of $58,386 due to the management collection effort.

     The current assets were $619,858 and $682,060 for the periods ended January 31, 2004 and 2003 respectively. The decrease of the current assets of $62,202 (or 9 %) in the current period was due to increase of cash of $102,526, decrease of accounts receivable $100,375 and decrease of prepaid expenses and other current assets $58,840. The increase of cash and decrease of accounts receivable were the result of the management's collection effort.

     The current liabilities were $230,482 and $281,546 for the periods ended January 31, 2004 and 2003, respectively. The decrease of the current liabilities $51,064 (or 18%) in the current period was due to the decrease of accrued liabilities of $30,878 and decrease of borrowing of $25,988 through the improvement of the Company cash position in the current year.

                                       F19

     The Company's current ratios (current assets divided by current liabilities, which shows how well the Company's short term assets to meet the short term liabilities) were 2.69 at January 31, 2004, compared to 2.4 the same period in 2003. The increase is primarily due to the decrease of accounts receivable $100,375, resulted from cash collected from debtors. Some Cash is re-invested in PVC acquisition.

     b) Net cash used in investing activities was increased to $572,640 during the nine months ended January 31, 2004 when compared to $1,977 during the same period in 2003. The increase of $570,663 (or 288%) was a reflection of the capital injection to the PVC project.

     c) Net cash provided by financing activities was increased to $623,133 during the nine months ended January 31, 2004 when compared to $172,210 during the same period in 2003. The increase of net cash provided of $450,923 (or 261%) was due to the fund raised through private placement during the current period, to finance the acquisition project.

     There are 471,734 shares issued for raising capital of $617,622 (net of fund raising expenses) during the current period.

     Part II

     Item 1. Legal Proceedings

     None.

     Item 2. Changes in Securities

     As of January 31, 2004, the Company sold 471,734 common shares at $2.50 per share to thirty-nine (39) accredited investors and received $617,622 (net of fund raising expenses, such as commission, legal and professional fee, consulting fee, printing and postage.

     Item 3. Defaults Upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                       F20

     Item 5. Other Information

     None.

     Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits
        None.

     b) Reports on Form 8-K
        None.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report signed on its behalf by the undersigned, thereunto duly authorized.

                                           L & L FINANCIAL HOLDINGS, INC.

Date:  March 10, 2004                             By: /s/ Dickson V Lee
-----------------------                         --------------------------
                                                 Dickson V. Lee, Chairman