Form 10KSB
period 2004-04-30
L & L FINANCIAL HOLDINGS INC
filed 2004-08-02
CIK 1137083

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(MarkOne)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
EXCHANGEACT OF 1934
[Fee Required]

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
[No Fee Required]
For fiscal year ended April 30, 2004

Commission file number 000-32505

L & L FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State of incorporation)

90-2103949
(I.R.S. Employer Identification No.)

720 Third Avenue Suite#1611, Seattle, WA 98104, (206) 264-8065 (Address, including zip code, and telephone number, including area code, of registrant's executive offices)

Securities registered pursuant to Section 12(b) of the Act:

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

Yes X No

---- ---

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for most recent fiscal year: $ 570,502

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2004 there were 5,556,634 shares of common stock outstanding.

	L & L FINANCIAL HOLDINGS, INC.
	2004 Form 10-KSB Annual Report
	Table of Contents
		Page
PART I
Item 1.	Description of Business	3
Item 2.	Description of Property	4
Item 3.	Legal Proceedings	4
Item 4.	Submission of Matters to a Vote of Security
	Holders	4
PART II
Item 5.	Market for Common Equity and Related Stockholder
	Matters	4
Item 6.	Management's Discussion and Analysis or Plan of
	Operation	5
Item 7.	Consolidated Financial Statements	7
Item 8.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	7
PART III
Item 9.	Directors and Executive Officers	7
Item 10. Executive Compensation		8
Item 11. Security Ownership of Certain Beneficial
	Owners and Management	9
Item 12. Certain Relationships and Related Transactions.		9
PART IV
Item 13.Exhibits and Reports on Form 8-K		10
Signatures		10
Certifications		10
Explanatory Note:

Unless otherwise indicated or the context otherwise requires, all references to "the Company" are L & L Financial Holdings, Inc., (a Nevada corporation).

PART I
Item 1. Description of Business

L & L Financial Holdings, Inc. (L & L) is the company providing corporate finance services and to own and operate low- tech, manufacturing business and other labor-intensive industries in China. L & L holds a 100% ownership of three (3) operating entities: L & L Financial Holdings Co. Ltd.(a Nevada incorporated company), Global Future Company Ltd (Global)(a Hong Kong incorporated entity), and L & L Investments Holdings, Inc. (a British Virgin Island incorporated company).

The Company's intent is to acquire, invest and operate private businesses in China via mergers and acquisitions ("M & A"), so that the Company can utilize its management skills and technologies common in the United States to restructure and improve efficiencies and profitability of acquired business entities. The Company intends to use its existing networks and personnel in Hong Kong, China and the United States to focus on its M & A services. Currently, projects are being negotiated in China. The Company performs marketing leads, feasibility studies and financial consulting services to generate income through its Hong Kong subsidiary, Global future Company Limited. The Company is to use its Nevada subsidiary to manage the acquired investment portfolios located in China.

The Company also provides professional personnel, prime office space and marketing leads to its affiliate, Loral International CPA & Advisor, LLC (Loral), which is owned by the Company's controlling shareholder.

History of the Company

In 1995, the Company began its operations in Hong Kong to provide corporate finance and financial consulting. In 1996, L & L expanded its operations into China because of the opening of large Chinese markets. In August 1998, the Company purchased a prime office space located on the 25th floor of United Plaza of Shenzhen in China to further expand its businesses. In September 1998, the Company assisted Chinese Companies to list in the US capital markets. In October of the same year, the Company's Hong Kong subsidiary received an Investment Advisor license from the Hong Kong regulatory body, The Securities and Futures Commission. In February of 1999, the Company's CEO was appointed as a judicial member of the SEC Insider Dealing Tribunal of Hong Kong to conduct legal inquiries on the implicated companies, which may violate the Insider Dealing Ordinance of Hong Kong. In February of 2000, the Company conducted feasibilities studies, in preparation for its M & A activities in China. From August to December of 2000, the Company invested in some small Chinese entities via a sequence of four separate transactions, in order to gain hands-on knowledge on the Chinese operating practices. In May of 2001, the Company, through a reverse merger, becomes a SEC public reporting company. In April of 2002, the Company together with the China Development Institute (CDI), a China think-tank, to begin the M & A studies on the PVC factory in China. In July of 2002, the Company was appointed as an Economic Advisor by the municipal government of Tong Shan City in China.

During 2004, L&L seeks capital to implement its M & A model and acquire enterprises in China. As of April 30, 2004, there are two projects are under review. They are: 1) the acquisition of a toy moulding machine factory ("toy project"). This factory is located in Liu-Chou city of Guang-Xi province was one of the large machine manufacturing enterprises in China. It was a state owned enterprise ("SOE"). Its main products include Thermo-plastic Moulding Machines and Thermo-set Moulding Machines. Its customers use these machines to manufacture plastic toys and plastic tools. The factory received ISO9001 in 1999 and GB/TI9001 certificate in 2002. It has manufacturing, quality control and testing equipments including Floor Boring-Milling machines, Profiling Mill and CAD/CAM integrated systems. The 2003 income is approximately $20 million dollars (unaudited) with profits of approximately $2 million (unaudited). 2) An acquisition of additional shares of an existing agriculture company, project located in Yun Nan province, China. Currently, L & L owns approximately 19% of this agriculture/ timber company.

As of April 30, 2004, the Company maintains three operating centers, located in Hong Kong, Shenzhen city and Seattle. With established presence and network developed over the past eight years, the Company believes it can communicate with Chinese corporations, in order to leverage on its American management skills to improve the acquired Chinese operations.

Item 2. Description of Properties

As of April 2004, the Company's office (approximately 1,800 sq ft) is located at 720 Third Avenue, Suite#1611, Seattle, WA 98104. This property is held under the operating lease. The Company owns an office property (approximately 2,000 sq ft) located at Suite #2503, United Plaza, Shenzhen city, Gaung Dong Province, China. This office is located one hour away from Hong Kong. The company also has a villa (approximately 3,700 sq ft) in ShenZhen City, under the operating lease.

Item 3 Legal Proceedings
None.

Item 4. Submission of Matters to a Vote of Security Holders

None.
PART II

Item 5. Market for Common Equity and Related Stockholder Matters

As of April 30, 2004 the Company is a privately held company. Its common shares and warrants are not publicly traded. There is no public market for the Company's common equity shares. After a completion acquisition of a Chinese company, the Company plans to start the process of getting its common shares publicly traded in a US stock market, through a proper application with the SEC and other regulatory agencies.

In order to obtain sufficient capital for acquiring projects, the company relies on Reg. D exemption and raise private funding from accredited investors in the US. The stocks of the company are not being public traded at the present time. L & L, under the rule 506 safe harbor, launched the second round of private placement in February 2004 and offers the Company's Common Stock to a limited number of accredited investors. L & L increases its offering share price from $2.50/share to $3.00 per share during the second offering. In addition, L & L offers 800,000 units of warrants of the Company to accredited investors at a price of $1.25 per warrant payable in cash in July 2004. Each unit of warrant has an irrecoverable right to acquire a share of L & L common stock at a strike price of $2.00. Warrant can be exercised in four years, starting from August 1,2004 (EST) to August 1,2008 (EST).

Item 6. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

The company plans to continue its strategy through a combination of synergistic internal expansion and strategic acquisitions, focused on the acquisition of business entities located in China. The company continues identifying and acquiring targeted companies within the labor intensive industries as well as to share its business intelligence with business associates to cement its relationship in the business community. The company plans to continue its strengthening of both the Board of Directors and the management team. To ensure a quality executive team, the company continues to recruit senior managers in both China and the US.

Results of Operations

Total Revenue: The Company recorded total revenue of $570,502 for the current year ended April 30, 2004, comparing to $354,412 for the same period in 2003. The revenue for the current year ended April 30, 2004 is increased by $216,090 (61%) is due to the increase of service revenue and fee revenue in China, Hong Kong and the US.

Total operating expenses: Total operating expenses include Personnel costs and General and administrative expenses. Personnel costs was $279,960 for the current year ended April 30, 2004, comparing to $223,831 for that of 2003. The personnel cost for the current year ended April 30, 2004 increased by $56,129 (or 25%) when comparing to 2003. This increase is mainly due to the recruitment of additional senior executives to strengthen the management team, both in the US and China. As of April 2004, the company has 12 professional staff comparing to 7 staff in 2003. Moreover, L & L had recruited a retired judge in China, who is an expert in Chinese judicial systems.

Continuing strengthening company's human resources can reduce the company's risks.

Selling, General and Administrative Expenses (SG&A): SG&A was $274,709 for the current year ended April 30, 2004 as comparing to $217,121 for the same period in 2003. The SG&A for the current year ended April 30, 2004 increased by $57,588 (or 27%) when comparing to the same period in 2003. The current increase of SG& A was mainly due to the expanded travel, consultancy fees and office expenses related to due-diligence and M&A projects.

Interest expenses: Interest expense was $12,983 for the current year comparing to $11,604 for 2003. The interest expense for the current year ended April 30, 2004 increase by $1,379 (12%) which in line with the company's increased business activities.

Net Income: Net income after tax was $12,931 for current year ended April 30, 2004 comparing to the loss of $92,288 for the same period in 2003. A $105,219 (114%) increase in net income for the current year when comparing to the same period in 2003 is due to a combination of increase of revenue $216,090, increase of $56,129 Personnel costs, increase of $37,588 SG&A expenses and bad debt reserve of $20,000 for note receivable.

Change in Liquidity and Capital Resources:

Operating activities: Net Cash provided by operating activities was $89,233 during the current year ended April 30, 2004 compared to net cash used of $120,170 in 2003. It shows an increase of $209,403 (or 174%) net cash provided in the current period. The increase was mainly due to increased net income from operations and a decrease in accounts receivable, offset by an increase in prepaid assets and notes receivable. The Company's operating cash flow is highly dependent upon its ability to bill for its services and collect these billings in a timely manner.

Investing activities: Net Cash used in investing activities was $610,804 during the current year ended April 30, 2004 when comparing to $22,106 of net cash used during the same period in 2003. The increase of $588,698 (2663%) was due to cash advanced on a proposed business acquisition and the purchases of properties and equipments.

Financing activities: Net Cash provided by financing activities was $733,031 for the current year compared to $258,142 of net cash provided during the same period in 2003. The increase of net cash provided of $474,889 (184%) was primarily due to the funds raised through private placement during the current period, to finance the acquisition project.

The current assets were $692,227 and $629,779 for the periods ended April 30, 2004 and 2003 respectively. The increase in current assets of $62,448(10%) was primarily due to the increase of cash of $209,220, decrease of accounts receivable of $193,866 and increase of prepaid expenses of $52,607.

The current liabilities were $254,981 and $283,172 for the periods ended April 30, 2004 and 2003 respectively. The decrease of the current liabilities $28,191 (10%) was primarily due to decrease of accrued liabilities $25,032 through the improvement of the Company's cash position in the current year.

The Company's current ratio (current assets divided by current liabilities, a ratio to determine the company's ability to pay its short-term liabilities) was 2.71 at April 30, 2004 comparing to 2.22 in the same period in 2003. The higher the current ratio, the more likely that the company will be able to pay its short-term bills. This increase in current ratio primarily is due to the increase in cash and the decrease in accounts receivable.

Item 7. Consolidated Financial Statements

The audited Consolidated Financial Statements of the Company and its subsidiaries are reported in Item 13 (Exhibits and Reports on Form 8-K).

Item 8. Changes in and Disagreements With Accountants on Accounting And Financial Disclosure.

None.

Part III

Item 9. Directors and Executive Officers

Mr. Dickson V. Lee, 55, founder & CEO since 1995. Mr. Lee is a US Securities Principal and a New York practicing CPA. Mr. Lee has been a judicial member of the SEC Insider Dealing Tribunal of Hong Kong since 1999. He served as a Board Member of the Pacifica Bank; a Seattle based commercial bank (Member of FDIC). Mr. Lee was associated with Peat Marwick & Mitchell (KPMG) and NYNEX (now Verizon)in New York. He received his MBA degree from Dalhousie University in 1975. Mr. Lee speaks three languages. Mr. Lee is a US citizen.

Nicol Leung CPA, 39. Board member since September 28, 2003. Ms. Leung was a Comptroller of the company since 1995. She resigned her management position as of May 28, 2004 while remains as a Board Member so that Ms. Leung can spend time on her family matters. Ms. Leung was an executive of Hang Seng Bank of Hong Kong before joining the company. She earned a Bachelor of Commerce degree from University of Wollongong in Australia.

Dr. Robert Kelly, MD, 72, Director since 2002. Dr. Kelly is an experienced strategist since 1998. He was a Colonel in the US Navy, and a Navy test pilot (retired). He graduated from the School of Medicine of George Washington University and US Navy Flight School at Pensacola, Florida. Dr. Kelly resides in Camarillo, California.

Roy Olmsted, 52, Director since June 1, 2004. Mr. Olmsted is the CEO of Tarrax Inc., in Toronto, Canada since January 2001. He was the Vice President of Tandem Computer in Hong Kong from 1993 to 2000. Mr. Olmsted is appointed as an Independent Director.

Ms. Shirley Kiang, 53, Independent Director since March 1, 2004.She was associated with Read-Rite (Thailand) as Finance Director from 1995 to 2002. She earned her MBA degree in the University of Massachusetts at Amherst in 1979. Ms. Kiang speaks both Mandarin and English.

Executive officers of the company are:

Dickson Lee, see above in Item 9.

Edwin Li, Vice President since November 2003. He was Deputy General Manager of Yue Xiu Finance Ltd. a major financial investment arm of Guangzhou municipal government from 1995 to 2002. Mr. Li earned a BBA degree from Simon Fraser University in Canada. Edwin shuttles between Seattle and Hong Kong.

Hon. Justice Steve Ko, (Legal-China operations) since May, 2004. Judge Ko retired as a Judge of High Court of Ho Nan Province in 2003 after sitting twenty years on the bench. He knows Chinese laws and the Chinese judicial system. His joining strengthens the Company's resources and will reduce L & L risks while doing business in China.

Terry Lo, Acting Comptroller, Mr.Lo was promoted as Acting Comptroller on May 28, 2004. Mr. Lo was a supervising accountant of the Registrant since September 2003. Terry was a senior auditor of a CPA firm from 1999 to 2003. Mr. Lo earned BBA degree from McGill University, Canada, in 1998.

Raymond Au-Yeung, Treasurer since May of 2003. Mr. Au-Yeung is a US licensed CPA registered with the Washington State CPA Board. From 1996 to 2003, He has associated with PricewaterhouseCoopers. Raymond graduated from Washington State University with a BBA degree in Accounting.

Item 10. Executive Compensation

Directors currently receive no cash compensation for their duties as directors. No executive in the company takes salaries over $80,000 per year in 2004. The Company provides housing allowances to its CEO. However, the CEO did not take any salaries in 2003.

In addition, the warrants are issued to directors of the company

Units of	Name of	Cost to	Exercise	Expiration	Exercised
Warrants	Director	Director	price of	date	units
			the
			warrant

40,000	K. Locke	$0.00	$2.25	April 15,	No
				2009

50,000	S. Kiang	$0.00	$3.00	Jan 31,	No
				2014

50,000	R. Olmsted	$0.00	$3.00	May 31,	No
				2004

500,000	D. Lee	$0.00	$3.00	May 9,	No
				2008

150,000	N. Leung	$0.00	$3.00	May 9,	No
				2008

60,000	R. Kelley	$0.00	$0.57	May 1,	No
				2013

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 30, 2004 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.

Title of Class	Name of	Amount and Nature	Percent
	Beneficial	of Beneficial
	Owner	Ownership
-------------------------------------		-----------------	--------

Common Stock	Dickson Lee	2,550,000	46.0
Common Stock	Kathy C Au	400,000	7.2
Common Stock	Li Xiang	400,000	7.2
Common Stock	All Officers and
	other Director	3,000	0.1
Common Stock	Other non-directors/
	Management	2,203,634	39.5
		-----------------	--------
Total issued &	outstanding	5,556,634	100
		=========	========

Item 12. Certain Relationships and Related Transactions.

There are two (2) related entities, controlled by the shareholder, whom has a controlling ownership interest in the Company of approximately 50% as of April 30, 2004. Certain expenses such as rent, personnel costs and other overhead expenses are shared and allocated among these affiliated entities. The results of operations could vary depending on the method of allocating these expenses.

The Company provides office space, professional and technical personnel and marketing leads to one such affiliate, Loral owned by the Company's controlling shareholder. Under the agreement, Loral agrees to pay 80% of its billings, as well as reimburse 75% of the professional staff salary and 40% of the administrative staff salary to the Company. During the years ended April 30, 2004, the Company received total fees of $185,520. Fees from Loral for the year ended April 30, 2003 were $160,711.

The Company borrows and advances funds to the affiliate companies controlled by its controlling shareholder. The net amount due from the related entities, which the controlling shareholder entitles was $101,202 as of April 30, 2004 and $23,072 as of April 30, 2003. The balances are presented as a component in the of stockholders' equity due to the control over the ultimate disposition of the balances rest with the controlling shareholder.

Part IV

Item 13. Exhibits and Reports on Form 8-K.

REPORTS OF FORM 8-K

The Board of Directors accepted the resignation of Ms. Kathy K C Au (wife of Dickson Lee) on June 1, 2004, to enhance the Registrant's continuing growth. The Board of Directors appointed Mr. Roy Olmsted as a board member on June 1, 2004. Mr. Olmsted is an experienced executive with 30 years of experience in information technology and telecommunications. Mr. Olmsted was the Vice President of Tandem Computer in Hong Kong. Mr. Olmsted is appointed as an Independent Director.

Ms. Nicol Leung resigned the position of Comptroller on May 28, 2004 while remains as a Board Member so that she can focus on her family matters. Mr. Terry Lo Kwan Yu was promoted as Acting Comptroller on May 28, 2004. Mr. Lo was a supervising accountant of the Registrant since September 2003. Terry was a senior auditor of a CPA firm from 1999 to 2003. Mr. Lo earned BBA degree from McGill University, Canada, in 1998.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

L & L FINANCIAL HOLDINGS,
INC.

Date: July 29, 2004	By: /s/ Dickson V Lee
------------------------
Dickson V. Lee, Chairman

L & L FINANCIAL HOLDINGS, INC.
TABLE OF CONTENTS

REPORT OF EPSTEIN, WEBER & CONOVER PLC, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM F-2

CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheet as of April 30, 2004 F-3
Consolidated Statements of Operations for the year ended April 30, 2004 and April 30, 2003 F-4

Consolidated Statements of Comprehensive Income for the years ended April 30, 2004 and April 30, 2003 F-5

Consolidated Statements of Stockholders' Equity for the years ended April 30, 2004 and April 30, 2003 F-6

Consolidated statements of Cash Flows for the years ended April 30, 2004 and April 30, 2003 F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS F-10

REPORT OF EPSTEIN, WEBER & CONOVER PLC, INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of L & L Financial Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of L & L Financial

Holdings, Inc. (the "Company"), as of April 30, 2004, and the related statements of operations, comprehensive income, stockholders' equity and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Standards Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of L & L Financial Holdings, Inc. at April 30, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/EPSTEIN, WEBER & CONOVER, PLC Scottsdale, Arizona July 29, 2004

L & L FINANCIAL HOLDINGS, INC. CONSOLIDATED BALANCE SHEET APRIL 30, 2004

ASSETS
CURRENT ASSETS
Cash		$ 461,050
Accounts receivable		166,570
Prepaid expenses and other current assets		64,607

Total current assets		692,227
PROPERTY AND EQUIPMENT, net	Note 4	183,792
NOTE RECEIVABLE	Note 5	72,000
INVESTMENTS	Note 10	1,224,934

TOTAL ASSETS		$ 2,172,953

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable		$ 7,303
Accrued liabilities		42,617
Bank line of credit	Note 7	205,061

Total current liabilities		254,981

STOCKHOLDERS' EQUITY:	Note 11
Preferred stock, no par value, 500,000 shares authorized,
none issued and outstanding		-
Common stock, $.001 par value, 6,500,000 shares authorized,
5,556,634 issued and outstanding		5,557
Paid in capital		1,928,734
Amount due from controlling shareholders		(101,202)
Deferred stock compensation		(27,645)
Foreign currency translation		(9,017)
Retained Earnings		121,545

Total stockholders' equity		1,917,972

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 2,172,953

The accompanying notes are an integral part of these consolidated financial statements.

L & L FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2004 AND APRIL30, 2003

		2004	2003
REVENUE:
Service Revenue		$384,982	$193,701
Fee Revenue - affiliate		185,520	160,711

Total revenue		570,502	354,412

OPERATING COSTS AND EXPENSES:
Personnel costs		279,960	223,831
General and administrative expense		274,709	217,121

Total operating expenses		554,669	440,952

OTHER (INCOME) EXPENSE:
Interest expense		12,983	11,604
Loss on sale of equipment		-	51
Other income		(10,081)	(5,907)

Total other (income)		2,902	5,748

INCOME (LOSS) BEFORE TAXES		12,931	(92,288)

INCOME TAXES	Note 8	-	-

NET INCOME (LOSS)		$12,931	$(92,288)

NET INCOME (LOSS) PER COMMON SHARE
Basic		$0.002	$(0.018)

Diluted		$0.002	$(0.018)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic		5,388,292	5,129,343

Diluted		5,439,612	5,129,343

The accompanying notes are an integral part of these consolidated financial statements.

F-4

L & L FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED APRIL 30, 2004

	2004	2003
NET INCOME (LOSS)	$12,931	$(92,288)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(2,240)	(169)

Total Other Comprehensive Income	(2,240)	(169)

COMPREHENSIVE INCOME (LOSS)	$10,691	$(92,457)

The accompanying notes are an integral part of these consolidated financial statements.

L & L FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL30, 2004AND APRIL30, 2003

				Additional	Due from			Foreign
	Common Stock		Stock	Paid-in	Controlling	Deferred	Retained	Currency
	Shares	Amount	Subscriptions	Capital	Shareholders Compensation		Earnings	Translation	Total
BALANCE
MAY 1, 2002	5,179,800	$ 5,180	$ (151,716)	$ 1,207,256	$ (104,485)	$ -	$ 200,902	$ (6,608)	$ 1,150,529
Reversal of stock subscriptions	(166,820)	(167)	151,716	(151,549)					-
Common stock issued for
services	15,000	15		8,535					8,550
Restricted stock issued for
services	60,000	60		34,140		(34,200)			-
Amortization of deferred stock
compensation						3,135			3,135
Foreign currency translation
adjustment								(169)	(169)
Repayment of advances
made to controlling shareholder					81,413				81,413
Net loss							(92,288)		(92,288)
BALANCE
APRIL 30, 2003	5,087,980	$ 5,088	$ -	$ 1,098,382	$ (23,072)	$ (31,065)	$ 108,614	$ (6,777)	$ 1,151,170

The accompanying notes are an integral part of these consolidated financial statements.

L & L FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE YEARS ENDED APRIL 30,2004 AND APRIL30, 2003
			Additional	Due from			Foreign
	Common Stock		Paid-in	Controlling	Deferred	Retained	Currency
	Shares	Amount	Capital	Shareholders	Compensation	Earnings	Translation	Total

BALANCE
MAY 1, 2003	5,087,980	$ 5,088	$ 1,098,382	$ (23,072)	$ (31,065)	$ 108,614	$ (6,777)	$ 1,151,170

Cancellation of shares	(158,180)	(158)	(90,167)					(90,325)

Common stock issued for
cash	626,834	627	910,518					911,145

Amortization of deferred stock
compensation					3,420			3,420

Foreign currency translation
adjustment							(2,240)	(2,240)

Advances made to
controlling shareholder				(78,129)				(78,129)

Warrants issued for director
compensation			10,000

Net income						12,931		12,931
BALANCE
APRIL 30, 2004	5,556,634	$ 5,557	$ 1,928,733	$ (101,201)	$ (27,645)	$ 121,545	$ (9,017)	$ 1,907,972

	The accompanying notes are an integral part of these consolidated financial statements.

L & L FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2004 AND APRIL 30, 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,931	$(92,288)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	10,059	13,470
Issuance of common stock as compensation for services	-	8,550
Issuance of warrants as compensation for services	10,000	-
Loss on disposal of equipment	-	51
Changes in assets and liabilities:
Accounts receivable	193,866	41,989
Prepaids and other assets	(52,606)	32,209
Notes receivable	(72,000)	-
Accounts payable	6,502	(1,148)
Deferred revenue	-	(138,400)
Accrued liabilities	(26,841)	27,177
Income taxes payable	7,322	(11,780)

Net cash (used in) provided by operating activities	89,233	(120,170)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(43,449)	(2,027)
Cash advanced on proposed business acquisition	(567,355)	(20,079)

Net cash (used in) investing activities	(610,804)	(22,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	911,145	90,325
Stock shares cancelled, cash refunded	(90,325)
Net advances (to) from controlling shareholder	(78,129)	81,413
Repayments on bank lines of credit	(9,661)	-
Borrowings on bank line of credit	-	86,404

Net cash provided by financing activities	733,030	258,142

Effect of exchange rate changes on cash and cash equivalents	(2,240)	(169)

INCREASE IN CASH	209,219	115,697

CASH, BEGINNING OF YEAR	251,830	136,133

CASH, END OF YEAR	$461,049	$251,830

The accompanying notes are an integral part of these consolidated financial statements.

F-8

L & L FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2004 AND APRIL 30, 2003

	2004	2003
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$12,983	$11,604
Income taxes paid	$0	$11,780

The accompanying notes are an integral part of these consolidated financial statements.

L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED APRIL 30, 2004 AND APRIL 30, 2003

1. ORGANIZATION AND BASIS OF PRESENTATION

L & L Financial Holdings, Inc. (the "Company"), was formally known as Royal Coronado Company Ltd. The Company changed its name to L & L Financial Holdings, Inc. in connection with its acquisition of L & L Investments Holdings, Inc. L & L Investments Holdings, Inc. was a holding company for two operating entities, L & L Financial Holdings Company Ltd., and Global Future Company Ltd. (formerly known as L & L Financial Investments Company Ltd.). Substantially all of the Company's operations are conducted from the Hong Kong office. The Company's revenues are generated from consulting and other services provided to clients located primarily in Asia.

The Company focuses on obtaining clients in high growth industries in China. The Company intends to acquire or invest in private Chinese businesses as well as state-owned-entities. Management believes that the Company can utilize management practices and technologies common in the United States to restructure and better manage these businesses, improving efficiencies and profitability. The Company intends to use its personal networks and personnel in Hong Kong, China and the United States to market its services. Its business is conducted through two wholly-owned subsidiaries. The Company, through its Hong Kong subsidiary, performs due diligence and financial consulting services. The Company's United States subsidiary manages its own investment portfolios in the companies located in China. (See Note 10.)

The Hong Kong subsidiary, Global Future Company Ltd. incorporated in Hong Kong, is a licensed investment advisor and is regulated by the Hong Kong Securities and Futures Commission, a government regulatory authority. The Hong Kong subsidiary operates as a financial advisor and performs due diligence services for its Hong Kong and Chinese corporate clients.

As discussed in Note 3, Royal Coronado Company Ltd. merged with and into L & L Investments Holdings, Inc. on August 18, 2001. At the time of the merger, Royal Coronado Company Ltd. had yet to commence operations and the net book value of its assets was immaterial. As a result of the merger transaction with L & L Investments Holdings, Inc., the former stockholders of L & L Investments Holdings, Inc. held a majority of Royal Coronado Company Ltd.'s voting stock. For financial accounting purposes, the acquisition is a reverse acquisition of Royal Coronado Company Ltd. by L & L Investments Holdings, Inc., under the purchase method of accounting, and is treated as a recapitalization with L & L Investments Holdings, Inc. as the accounting acquirer. Accordingly, the financial statements have been restated to give retroactive effect to April 30, 2001, of the reverse acquisition completed on August 18, 2001, and represent the operations of L & L Investments Holdings, Inc. and its subsidiaries. Consistent with reverse acquisition accounting: (i) all of L & L Investments Holdings, Inc.'s assets, liabilities, and accumulated deficit are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on August 18, 2001.

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

Revenue Recognition - Revenue is earned from a range of consulting services, including, but not limited to, business strategy, merger and acquisition services, accounting and management services. Revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors.

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

Costs of Service - Professional compensation consists of payroll costs and related benefits associated with client service professional staff. Other direct contract expenses include costs directly attributable to client engagements. These costs include out-of-pocket costs such as travel and subsistence for client service professional staff.

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

Recently Issued Accounting Standards - In April 2003, the FASB issued SFAS No. 149,

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

Impairment of long-lived assets is assessed by the Company whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

Income Per Common Share - The Company has adopted SFAS No. 128, Earnings per Share, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS (See Note 13).

Foreign currency translation – The foreign subsidiaries maintain their financial statements in the local currency which has been determined to be the functional currency. Substantially all operations are conducted in Hong Kong and the functional currency is the Hong Kong Dollar. Assets and liabilities denominated in the foreign currency are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas, gains and losses resulting from foreign currency transactions are included in the results of operations. There were no material foreign currency gains or losses for the years ended April 30, 2004 and April 30, 2003.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30, 2004:

Building	$153,846
Furniture and fixtures	26,571
Office equipment	44,411
Vehicle	27,011
Leasehold improvements	26,471
Total	278,310
Less accumulated depreciation	(94,518)

Property and equipment, net	$183,792

Depreciation expense was $6,639 and $10,335 for the years ended April 30, 2004 and 2003, respectively.

5. NOTE RECEIVABLE

The note receivable was established during the year ended April 30, 2004 from the conversion of a trade accounts receivable balance. The unsecured note receivable is due April 1, 2006 and accrues interest at 8% per annum. The receivable balance of $72,000 is net of an allowance of $30,000 at April 30, 2004.

6. OPERATING LEASES

The Company leases its office and two residences in Hong Kong under leases that expire through 2006. An additional lease was entered into during the fiscal year for an office in Seattle, Washington. Rent expense under these leases was $47,970 and $48,894 for the years ended April 30, 2004 and 2003, respectively.

Remaining minimum annual lease payments under these leases agreements for years ended April 30 are as follows:

2005	$70,195
2006	20,710

Total	$90,905

7. LINE OF CREDIT

The Company has overdraft arrangements with two Hong Kong banks.

Overdraft protection with a limit of HK$1,000,000,
approximately USD $128,205 at April 30, 2004. Interest at
the Overnight Interbank Rate ( 5%
per annum at April 30,2004). The loan
is collateralized by the assets of the Company.
Interest is payable monthly. The Company's balance
due under this facility includes accrued interest.	$ 123,826

Overdraft protection with a limit of HK$710,000,
approximately USD $91,025 at April 30, 2004. Interest
at the higher of the prime rate for lending
Hong Kong dollars or the Overnight Interbank Rate
plus 0.05%.(5 % per annum at April 30, 2004) The
loan is collateralized by deposits in the amount of
US$92,638. Interest is payable monthly. The Company's
balance due under this facility includes accrued interest.	81,235

$ 205,061

8.INCOME TAXES

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company is subject to income taxes primarily in two taxing jurisdictions, Hong Kong and the United States. In the years ended April 30, 2004 and April 30, 2003, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities. However, the Company has a net operating loss carryforward of approximately $390,000 resulting in a deferred income tax asset of approximately $64,000 at April 30, 2004. The deferred income tax asset is offset by an equal valuation allowance. Income taxes for the year ended April 30, 2004 consisted of the following:

	2004	2003
Current (benefit) provision	$1,570	$(15,064)
Deferred (benefit) provision	(1,570)	15,064

Total income tax provision	$-	$-

The Company decreased the valuation allowance for the deferred income tax asset by $1,576in the year ended April 30, 2004.

The differences between the statutory and effective tax rates is as follows:
	2004		2003
U.S. federal statutory rates	$ 456	15%	$ (2,040)	(15%)
Hong Kong flat statutory rate	1,120	16%	(13,120)	(16%)
Valuation allowance	1,576	-	15,160	-

	$ - 0 -	-0-%	$ - 0 -	-0-%

The statutory rates are applied to the income or loss incurred within the respective taxing jurisdictions, primarily Hong Kong and the United States.

9. RELATED PARTY TRANSACTIONS

There are numerous entities controlled by the shareholder whom has a beneficial ownership interest in the Company of approximately 46% at April 30, 2004. Certain expenses such as rent, personnel costs and other overhead expenses are shared and allocated among these affiliated entities. The results of operations could vary depending on the method of allocating these expenses.

The Company provides office space, professional and technical personnel and marketing leads to one such affiliate owned by the Company's controlling shareholder. There are numerous contracts entered into by the affiliate for which the Company provides the professional staff for conducting the services to the end-user client. Under the agreement, the affiliate agrees to pay 80% of its billings, as well as reimburse 75% of the professional staff salary and 40% of the administrative staff salary to the Company. During the year ended April 30, 2004, the Company received total fees from the affiliate of $185,520. Fees from the affiliate for the year ended April 30, 2003 were $160,711. The receivable balances related to these billings are included in the due from the controlling shareholder and his affiliates balance. At April 30, 2004, the amount due related to these billings was $55,500.

Another affiliate provides assistance in raising capital and other contracted business presentations for the Company. This affiliate shares office space with the Company in Seattle, Washington. During the year ended April 30, 2004, the Company received fees net of expenses charged of $46,910.

Employee housing is provided at the Company's Seattle location. Rent for this facility is paid to the spouse of the Company's majority shareholder. Fees paid for rent for the year ended April 30, 2004 were $12,056.

The Company borrows and advances funds to numerous affiliates controlled by its controlling shareholder. The net amount due from the controlling shareholder and his affiliates was $101,201 at April 30, 2004 and $23,072 at April 30, 2003. This balance is presented as a component of stockholders' equity due to the control over the ultimate disposition of this balance resting with the controlling shareholder.

10. INVESTMENTS

The Company has equity investments in two privately held companies in distinct industries and geographical areas in China. These securities do not trade on an exchange and do not have a readily determinable fair value. Investments are recorded at historical cost.

Investments are analyzed annually by management for indications of impairment. The original purchase costs were determined to be the fair value of the securities exchanged as determined by independent appraisers. The Company's investments represent less than 20% of each investee's common equity stock, and no significant influence can be demonstrated. The investments are held on a long-term basis.

The investments at April 30, 2004 are as follows:

	Year		Ownership
Industry	Purchased	Cost	Interest

Software	2001	$ 400,500	19.5%
Timber	2001	237,000	19.5%

		$ 637,500

Management has determined that there is no impairment of the carrying value of these investments as of April 30, 2004. During the year ended April 30, 2004 the Company capitalized an additional $567,355 in expenditures, in the form of cash held in escrow pending the negotiation of final terms, related to a prospectitve business acquisition. The carrying value of this prospective business acquisition at April 30, 2004 was $587,434.

11. STOCKHOLDERS' EQUITY

During the year ended April 30, 2003, the Company granted 60,000 shares to a director valued at $0.57 per share, the value of the most recent cash transactions to non-affiliates, aggregating to $34,200. The value of the restricted stock award has been deferred and is being amortized over the 10 year vesting period of the award.

The Company had issued 166,820 shares of its common stock under stock subscription agreements that had not been paid in the year ended April 30, 2002. In the year ended April 30, 2003, the Company determined that it would not collect the $151,716 due under the subscription agreements. The Company has cancelled the 166,820 shares and the the related subscription agreements. An additional 158,180 shares were cancelled in the year ended April 30, 2004 and the cash refunded.

Two private placement campaigns were offered during the year ended April 30, 2004. As a result of these campaigns, 622,834 shares were sold for total cash proceeds, net of capital raising expenses, of $911,145. The purchase entitled the new shareholders a warrant to buy an additional share of stock at the same subscription price.

During the year ended April 30, 2004, the Company granted warrants to purchase 40,000 shares to a director at a strike price of $2.25, which was below the value of the most recent cash transactions to non-affiliates. The resulting expense of $10,000 was recognized and recorded as additional paid-in capital.

The net receivable of $101,201 due from the Company's controlling shareholder and his affiliates is presented as a reduction of stockholders' equity at April 30, 2004.

12. BASIC AND DILUTED EARNINGS PER SHARE

The following presents the computation of basic and diluted earnings per share:

		2004			2003

			Per			Per
	Income	Shares	Share	Loss	Shares	Share
BASIC EARNINGS
PER SHARE

Net Income (Loss)	$12,931	5,388,292	$0.002	$(92,288)	5,129,343	$(0.018)

Effect of dilutive
warrants	n/a	51,320		n/a	n/a

DILUTED
EARNINGS PER
SHARE	$12,931	5,439,612	$0.002	$(92,288)	5,129,343	$(0.018)

Due to the net loss in 2003, the assumed net exercise of warrants was excluded, as the effect would have been anti-dilutive. Warrants to purchase 622,834 shares outstanding at April 30, 2004 were excluded because their effect was anti-dilutive.

13.	GEOGRAPHIC AREA DATA

The Company generates its revenue from several clients, primarily in Asia. The Company operates in only one reportable segment and holds the majority of its assets in Hong Kong. Approximately $155,000 of the Company's revenue recognized in the year ended April 30, 2004 was earned from clients in North America. For the year ended April 30, 2003, approximately $20,000 of the Company's revenue recognized was earned from a client in the United States.

13.	CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks in Hong Kong.

Cash balances are not insured as they are in U.S. banks. At times, cash deposits maintained at banks in the United States may exceed government insured limits. At

April 30, 2004, the Company had uninsured bank balances of $248,313.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable and common stock of its investees. The trade accounts receivable are due primarily from clients in Hong Kong and China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 10, the Company does not believe that the carrying value of its investments is impaired at April 30, 2004.

14.	SUBSEQUENT EVENTS

Subsequent to April 30, 2004, the Company issued 20,000 shares of stock and warrants to purchase 750,000 shares of stock at a strike price of $3, the value of the most recent cash transactions to non-affiliates, to directors of the Company.

In July 2004, the Company began raising additional capital through a warrant private placement offering. The purchase price of the warrant is $1.25, which gives the investor the right to purchase a share of common stock at a strike price of $2.00. The company has authorized the issuance of 800,000 warrants for this offering.

* * * * * *

CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dickson Lee, certify that:

1.	I have reviewed this annual report on Form 10-KSB of L&L Financial Holdings, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: July 29, 2004                                                By: /S/ Dickson Lee

                                                                   ------------------------
                                                                    Dickson Lee
                                                                    Chairman

CERTIFICATIONS OF COMPTROLLER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry Lo Kwan Yu, certify that:

1.	I have reviewed this annual report on Form 10-KSB of L&L Financial Holdings, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: July 29, 2004                                                        By: /S/ Terry Lo Kwan Yu

                                                                            ---------------------------
                                                                            Terry Lo Kwan Yu
                                                                            Acting Comptroller

CERTIFICATION PURSUANT TO SECTION 906 OF

     THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Dickson Lee, L & L Financial Holdings, Inc. (the "Company"), hereby certify, to my knowledge, that:

(1) the Company's Annual Report on Form 10-KSB for the year ended April 30, 2004 (the "Report") fully complies with the requirements of Section13(a) or 15(d) of the Securities Exchange Act of 1934; and (2)information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 29, 2004                                                                                              /s/ Dickson Lee

                                                                                                                                     ------------------------------

                                                                                                                                    Name: Dickson Lee

                                                                                  Chairman

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.

CERTIFICATION PURSUANT TO SECTION 906 OF

     THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Terry Lo Kwan Yu, L & L Financial Holdings, Inc. (the "Company"), hereby certify, to my knowledge, that:

(1)the Company's Annual Report on Form 10-KSB for the year ended April 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.

Dated: July 29, 2004                                                 /s/ Terry Lo Kwan Yu
                                                                    ----------------------
                                                                    Name: Terry Lo Kwan Yu

                                                                    Acting Comptroller

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.