Form 10QSB
period 2004-07-31
L & L FINANCIAL HOLDINGS INC
filed 2004-09-14
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter Ended on July 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 000-32505

L & L FINANCIAL HOLDINGS, INC
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

90-2103949
(I.R.S. Employer Identification No.)

720 Third Avenue #1611, Seattle, WA 98104
(Address of principal executive office) (Zip Code)

Issuer's telephone number, including area code: (206) 264-8065

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock as of
August 31, 2004 was 5,695,055.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

L & L FINANCIAL HOLDINGS, INC.

Report on Form 10-QSB For First Quarter Ended July 31, 2004 Table of Contents

		Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
	Consolidated Balance Sheets at July 31, 2004 (unaudited)
	and April 30, 2004 (audited)................……………..……….……	3
	Consolidated Statements of Operations for the Three Months
	Ended July 31, 2004 and 2003 (unaudited) …	4
	Consolidated Statements of Shareholders' Equity for the Three Months
	Ended July 31, 2004 (unaudited) ..……………………………	5
	Consolidated Statements of Cash Flows for the Three Months Ended
	July 31, 2004 and 2003 (unaudited) ..………………...…	6
	Notes to the Consolidated Financial Statements ..………...….…	8
Item 2. Management's Discussion and Analysis of Financial Condition
	and Results of Operations ...................…………….…………	18
PART II OTHER INFORMATION
Item 1.	Legal Proceedings .........................……………………	21
Item 2.	Changes in Securities ...................……………………	21
Item 3.	Defaults Upon Senior Securities .........………………	21
Item 4.	Submission of Matters to a Vote of Security Holders ……..……	21
Item 5.	Other information .......................……………………	21
Item 6.	Exhibits and Reports on Form 8-K ............………………	21
Signatures ............................……………………………............……		23
Certifications…………………………………………………		24

L & L FINANCIAL HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS

	July 31	April 30
	2004	2004

	(Unaudited)	Audited
ASSETS
CURRENT ASSETS:
Cash	$440,801	$461,050
Accounts receivables, net	108,000	166,570
Prepayment and other assets	94,666	64,607
Employee and other advances	29,629	-

Total current assets	673,096	692,227

PROPERTY AND EQUIPMENT, net	182,582	183,792
NOTE RECEIVABLE	72,000	72,000
INVESTMENTS	1,224,934	1,224,934

TOTAL ASSETS	$2,152,612	$2,172,953

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	-	7,303
Accrued liabilities	32,154	42,617
Bank line of credit	182,260	205,061

Total current liabilities	214,414	254,981

STOCKHOLDER'S EQUITY:
Preferred stock, no par value, 500,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 6,500,000 shares
authorized 5,680,054 and 5,556,634 issued and outstanding	5,680	5,557
Paid-in Capital	2,185,993	1,918,734
Due to/(from) controlling shareholder	(145,940)	(101,202)
Deferred stock compensation	(54,790)	(17,645)
Foreign currency translation	(9,518)	(9,017)
Retained (deficit)/earnings	(43,227)	121,545

Total stockholders' equity	1,938,198	1,917,972

	$2,152,612	$2,172,953

The accompanying notes are an integral part of these unaudited consolidated financial statements.

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months	Three Months
	Ended	Ended
	July 31, 2004	July 31, 2003

REVENUE:
Service revenue	-	89,509
Fee revenue - affiliate	18,400	-

Total revenue	18,400	89,509

OPERATING COSTS AND EXPENSES:
Personnel costs	114,798	39,749
General and administrative expenses	66,124	70,581

Total operating expenses	180,922	110,330
OTHER EXPENSES/(INCOME):
Interest expense	2,670	3,141
Other income	(420)	(9,378)

Total other expenses/(income)	2,250	(6,237)

INCOME/(LOSS) BEFORE INCOME TAXES	(164,772)	(14,584)
LESS PROVISION FOR INCOME TAXES	0	0

NET INCOME/(LOSS)	(164,772)	(14,584)
OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustments	(501)	(435)

COMPREHENSIVE INCOME (LOSS)	$(165,273)	$(15,019)

NET INCOME/(LOSS) PER COMMON SHARE - basic and diluted	$(0.029)	$(0.003)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	5,627,722	5,182,773

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – diluted	5,627,722	5,182,773

The accompanying notes are an integral part of these unaudited consolidated financial statements.

L&L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
			Additional	Due (from)/to			Foreign
	Common Stock		Paid-in	Controlling	Deferred	Retained	Currency
	Shares	Amount	Capital	Shareholder	Compensation	Earnings	Translation	Total

Balance
April 30, 2004	5,556,634	5,557	1,928,734	(101,202)	(27,645)	121,545	(9,017)	1,917,972
Issuance of common
stock for cash	113,420	113	210,769					210,882
Issuance of common
stock for services	10,500	10	31,490					31,500
Advance to shareholder				(44,738)				(44,738)
Amortization of deferred
stock compensation					(27,145)			(27,145)
Purchase of warrants for cash			15,000					15,000
Foreign currency
translation adjustment							(501)	(501)
Net loss						(164,772)		(164,772)

July 31, 2004	5,680,554	5,680	2,185,993	(145,940)	(54,790)	(43,227)	(9,518)	1,938,198

	The accompanying notes are an integral part of these unaudited consolidated financial statements

L & L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
	Three Months	Three Months
	Ended	Ended
	July 31, 2004	July 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(164,772)	$(14,584)
Adjustments to reconcile net income/(loss) to net cash
provided by/(used in) operating activities:
Depreciation and amortization	3,658	2,129
Stock issued as compensation for services	31,500	-
Amortization of deferred stock compensation	(27,145)	-
Changes in assets and liabilities:
Accounts receivable	58,570	267,369
Employee and other advances	(29,628)	-
Prepaids and other assets	(30,060)	-
Accounts payable	(7,303)	(300)
Accrued liabilities	(10,463)	71,287

Net cash (used in)/provided by operating activities	(175,643)	325,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,448)	(567,264)

Net cash used in investing activities	(2,448)	(567,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	210,882	254,248
Warrants issued for cash	15,000	(435)
Net advances (to)/from controlling shareholder	(44,738)	50,491
Net repayments/borrowings on bank line of credit	(22,801)	(1,502)

Net cash provided by financing activities	158,343	302,802

Effect of exchange rate changes on cash and cash equivalents	(501)	-

(DECREASE)/INCREASE IN CASH	(20,249)	61,439
CASH, BEGINNING OF YEAR	461,050	251,830

CASH, END OF YEAR	$440,801	$313,269

The accompanying notes are an integral part of these unaudited consolidated financial statements.

6

L & L FINANCIAL HOLDINGS, INC

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED), continued

SUPPLEMENTAL CASH FLOW INFORMATION:
	Three Months	Three Months
	Ended	Ended
	July 31, 2004	July 31, 2003

Interest paid	$2,670	$3,141

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services $ 31,500 $ -

The accompanying notes are an integral part of these unaudited consolidated financial Statements.

L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003 (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended July 31, 2004 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the period ended April 30, 2004.

L & L Financial Holdings, Inc. (the “Company”), was formally known as Royal Coronado Company Ltd. The Company changed its name to L & L Financial Holdings, Inc. in connection with its acquisition of L & L Investments Holdings, Inc. L & L Investments Holdings, Inc. was a holding company for two operating entities, L & L Financial Holdings Company Ltd., and Global Future Company Ltd. (formerly known as L & L Financial Investments Company Ltd.). Substantially all of the Company’s operations are conducted from the Hong Kong office. The Company’s revenues are generated from consulting and other services provided to clients located primarily in Asia.

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

As discussed in Note 3, Royal Coronado Company Ltd. merged with and into L & L Investments Holdings, Inc. on August 18, 2001. At the time of the merger, Royal Coronado Company Ltd. had yet to commence operations and the net book value of its assets was immaterial. As a result of the merger transaction with L & L Investments Holdings, Inc., the former stockholders of L & L Investments Holdings, Inc. held a majority of Royal Coronado Company Ltd.’s voting stock. For financial accounting purposes, the acquisition is a reverse acquisition of Royal Coronado Company Ltd. by L & L Investments Holdings, Inc., under the purchase method of accounting, and is treated as a recapitalization with L & L

Investments Holdings, Inc. as the accounting acquirer. Accordingly, the financial statements have been restated to give retroactive effect to April 30, 2001, of the reverse acquisition completed on August 18, 2001, and represent the operations of L & L Investments Holdings, Inc. and its subsidiaries. Consistent with reverse acquisition accounting: (i) all of L & L Investments Holdings, Inc.’s assets, liabilities, and accumulated deficit are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on August 18, 2001.

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

The Company generally enters into fixed-price and time-and-materials contracts to provide accounting, merger and acquisition and general business consulting services. Such arrangements are accounted for in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Revenue from such arrangements is recognized when: i) there is persuasive evidence of an arrangement, ii) the fee is fixed or determinable, iii) services have been rendered and payment has been contractually earned, and iv) collectibility of the related receivable or unbilled revenue is reasonably assured. Fees are generally billed and revenue recognized as services are provided and billed to clients based on hourly rates.

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

Financial Instruments - Financial instruments consist primarily of cash, accounts receivable, related party receivables, investments in equity securities and obligations under a bank credit facility. The carrying amounts of cash, accounts receivable and the credit facility approximate fair value because of the short maturity of those instruments. The carrying value of the related party receivables is estimated on the basis of arms’ length transactions.

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

Impairment of long-lived assets is assessed by the Company whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets’ net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

Income Per Common Share - The Company has adopted SFAS No. 128, Earnings per Share, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS (See Note 13).

Foreign currency translation – The foreign subsidiaries maintain their financial statements in the local currency which has been determined to be the functional currency. Substantially all operations are conducted in Hong Kong and the functional currency is the Hong Kong Dollar. Assets and liabilities denominated in the foreign currency are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas, gains and losses resulting from foreign currency transactions are included in the results of operations. There were no material foreign currency gains or losses for the three months ended July 31, 2004 and July 31, 2003.

3. BUSINESS COMBINATION

On August 18, 2001, the Company exchanged 5,000,000 shares of its common stock for all of the issued and outstanding shares of L & L Investment Holdings, Inc. and its wholly owned subsidiaries. (See Note 1.) As a result of the transaction, the stockholders of L & L Investment Holdings, Inc. held an approximately 86% interest in Royal Coronado Company Ltd. Additionally, L & L Investment Holdings, Inc.’s management and board of directors became the new management of the Company. The Company had no material assets or operations at the time of the transaction. For financial accounting purposes, the acquisition was a reverse merger and was treated as a recapitalization with L & L Investment Holdings, Inc. as the acquirer.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at July 31, 2004:

Building	$153,846
Furniture and fixtures	26,840
Office equipment	45,535
Vehicle	27,011
Leasehold improvements	27,525
Total	280,757
Less accumulated depreciation	(98,175)

Property and equipment, net	$182,582

Depreciation expense was $3,658 and $2,129 for the three months ended July 31, 2004 and 2003, respectively.

5.	NOTE RECEIVABLE

The note receivable was established during the year ended April 30, 2004 from the conversion of a trade accounts receivable balance. The unsecured note receivable is due April 1, 2006 and accrues interest at 8% per annum. The receivable balance of $72,000 is net of an allowance of $20,000 at July 31, 2004.

6.	LINE OF CREDIT

The Company has overdraft arrangements with two Hong Kong banks.

Overdraft protection with a limit of HK$1,000,000,
approximately USD $128,205 at July 31, 2004. Interest at
the Overnight Interbank Rate ( 5%
per annum at July 31, 2004). The loan
is collateralized by the assets of the Company.
Interest is payable monthly. The Company’s balance
due under this facility includes accrued interest.	$118,866

Overdraft protection with a limit of HK$710,000,
approximately USD $91,025 at July 31, 2004. Interest
at the higher of the prime rate for lending
Hong Kong dollars or the Overnight Interbank Rate
plus 0.05%.(5 % per annum at July 31, 2004) The
loan is collateralized by deposits in the amount of
US$92,638. Interest is payable monthly. The Company’s
balance due under this facility includes accrued interest.	63,394

$182,260

7.	INCOME TAXES

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company is subject to income taxes primarily in two taxing jurisdictions, Hong Kong and the United States. In the three months ended July 31, 2004 and July 31, 2003, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities. However, the Company has a net operating loss carryforward of approximately $550,000 resulting in a deferred income tax asset of approximately $104,000 at July 31, 2004. The deferred income tax asset is offset by an equal valuation allowance. Income taxes for the three months ended July 31, 2004 consisted of the following:

	Three Months	Three Months
	Ended	Ended
	July 31, 2004	July 31, 2003

Current (benefit) provision	$(39,665)	$(2,250)
Deferred (benefit) provision	39,665	2,250

Total income tax provision	$-	$-

8.	RELATED PARTY TRANSACTIONS

There are numerous entities controlled by the shareholder whom has a beneficial ownership interest in the Company of approximately 45% at July 31, 2004. Certain expenses such as rent, personnel costs and other overhead expenses are shared and allocated among these affiliated entities. The results of operations could vary depending on the method of allocating these expenses.

The Company provides office space, professional and technical personnel and marketing leads to one such affiliate owned by the Company’s controlling shareholder. There are numerous contracts entered into by the affiliate for which the Company provides the professional staff for conducting the services to the end-user client. Under the agreement, the affiliate agrees to pay 80% of its billings, as well as reimburse 75% of the professional staff salary and 40% of the administrative staff salary to the Company. During the three months ended July 31, 2004, the Company received total fees from the affiliate of $18,400. The receivable balances related to these billings are included in the due from the controlling shareholder and his affiliates balance. At July 31, 2004, the amount due related to these billings was $15,000.

Another affiliate provides assistance in raising capital and other contracted business presentations for the Company. This affiliate shares office space with the Company in Seattle, Washington. During the three months ended July 31, 2004, the Company incurred expenses, net of fees earned, of $4,800.

Employee housing is provided at the Company’s Seattle location. Rent for this facility is paid to the spouse of the Company’s majority shareholder. Fees paid for rent for the three months ended July 31, 2004 were $3,013.

The Company borrows and advances funds to numerous affiliates controlled by its controlling shareholder. The net amount due from the controlling shareholder and his affiliates was $145,940 at July 31, 2004 and $380,076 was due to the controlling shareholder at July 31, 2003. This balance is presented as a component of stockholders’ equity due to the control over the ultimate disposition of this balance resting with the controlling shareholder.

9.	INVESTMENTS

The Company has equity investments in two privately held companies in distinct industries and geographical areas in China. These securities do not trade on an exchange and do not have a readily determinable fair value. Investments are recorded at historical cost. Investments are analyzed annually by management for indications of impairment. The original purchase costs were determined to be the fair value of the securities exchanged as determined by independent appraisers. The Company’s investments represent less than 20% of each investee's common equity stock, and no significant influence can be demonstrated. The investments are held on a long-term basis.

The investments at July 31, 2004 are as follows:

	Year		Ownership
Industry	Purchased	Cost	Interest

Software	2001	$400,500	19.5%
Timber	2001	237,000	19.5%

		$637,500

Management has determined that there is no impairment of the carrying value of these investments as of July 31, 2004. During the year ended April 30, 2004 the Company capitalized an additional $567,355 in expenditures, in the form of cash held in escrow pending the negotiation of final terms, related to a prospective business acquisition. The carrying value of this prospective business acquisition at July 31, 2004 was $587,434.

10.	STOCKHOLDERS’ EQUITY

In July 2004, the Company began raising additional capital through a private placement of common stock and common stock warrants. The warrants have a purchase price of $1.25. The warrant gives the holder the right to purchase the Company’s common stock at $2.00 per share. The company has authorized the issuance of 800,000 warrants for this offering. In three months ended July 31, 2004, the Company issued 12,000 warrants for $15,000.

During the three months ended July 31, 2004, the Company granted 10,500 shares to two directors valued at $3.00 per share, the value of the most recent cash transactions to non-affiliates, aggregating to $31,500. The value of the restricted stock awards has been deferred and is being amortized over the vesting periods of the awards.

Two private placement campaigns were offered during the year ended April 30, 2004. In the three months ended July 31, 2004, 113,420 shares were sold for total cash proceeds, net of capital raising expenses of $124,375, of $210,882. In the year ended April 30, 2004, 622,834 shares were sold for total cash proceeds, net of capital raising expenses, of $911,145. The purchase entitled the new shareholders a warrant to buy an additional share of stock at the same subscription price.

In the year ended April 30, 2003, the Company determined that it would not collect the $151,716 due under the subscription agreements. The Company has cancelled the 166,820 shares and the related subscription agreements. An additional 158,180 shares were cancelled in the year ended April 30, 2004 and the cash refunded.

During the year ended April 30, 2004, the Company granted warrants to purchase 40,000 shares to a director at a strike price of $2.25, which was below the value of the most recent cash transactions to non-affiliates. The resulting expense of $10,000 was recognized and recorded as additional paid-in capital.

The net receivable of $145,940 due from the Company’s controlling shareholder and his affiliates is presented as a reduction of stockholders’ equity at July 31, 2004.

11. LOSS PER SHARE

The following presents the computation of basic and diluted earnings per share:
		July 31,			July 31,
		2004			2003

			Per			Per Share
	Loss	Shares	Share	Loss	Shares
BASIC
EARNINGS PER
SHARE

Net Income (Loss)	$(164,772)	5,627,722	$(0.029)	$(14,584)	5,182,773	$(0.0028)

Effect of dilutive
warrants	n/a			n/a

DILUTED
EARNINGS PER
SHARE	$(164,772)	5,627,722	$(0.027)	$(14,584)	5,182,773	$(0.0028)

Outstanding warrants of 902,000 were not considered in the calculation for diluted loss per share for the period ended July 31, 2004, because the effect of their inclusion would be antidilutive.

12.	GEOGRAPHIC AREA DATA

The Company generates its revenue from several clients, primarily in Asia. The Company operates in only one reportable segment and holds the majority of its assets in Hong Kong. Approximately $18,400 and $-0- of the Company’s revenue recognized in the three months ended July 31, 2004 and 2003 was earned from clients in North America, respectively. For the three months ended July 31, 2004, approximately $16,000 of the Company’s revenue recognized was earned from a single client in the United States.

13.	CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks in Hong Kong. Cash balances are not insured as they are not in U.S. banks. At times, cash deposits maintained at banks in the United States may exceed government insured limits. At July 31, 2004 and 2003, the Company had uninsured bank balances of $240,801 and $220,478, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable and common stock of its investees. The trade accounts receivable are due primarily from clients in Hong Kong and China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 9, the Company does not believe that the carrying value of its investments is impaired at July 31, 2004.

14. SUBSEQUENT EVENTS

Subsequent to July 31, 2004, the Company appointed two new members to its board of directors. These directors were awarded 20,000 shares of the Company’s common stock and warrants to purchase 100,000 shares of stock at a strike price of $3, the value of the most recent cash transactions for the Company’s common stock to non-affiliates.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following is a discussion of the results of operations and analysis of financial condition ended July 31, 2004. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management's discussion and

Analysis or Plan of Operation section contained in the Annual report on Form 10-KSB, filed with the Securities and Exchange Commission on August 2, 2004.

Plan of Operation

The company plans to continue its strategy through a combination of synergistic internal expansion and strategic acquisitions, focuses on the acquisition of business entities located in China. The company continues identifying and acquiring targeted companies within the labor intensive industries as well as to share its business intelligence with business associates to cement its relationship in the business community. The company plans to continue its strengthening of both the Board of Directors and the management team. To ensure a quality executive team, the company continues to recruit senior managers in both China and the US.

During 2004, L&L continues seeking capital to implement its M & A model and acquire enterprises in China. As of July 31, 2004, there are two projects are under review. They are:

1) A toy molding machine factory ("toy project"). This factory is located in Liu-Chou city of Guang-Xi province was one of the large machine manufacturing enterprises in China. Its main products include Thermo-plastic Molding Machines and Thermo-set Molding Machines. Its customers use these machines to manufacture plastic toys and plastic tools. It has manufacturing, quality control and testing equipments including Floor Boring-Milling machines, Profiling Mill and CAD/CAM integrated systems. The 2003 income is approximately $12 million dollars (unaudited) with profits of approximately $2 million (unaudited).

2) L & L worked on a manufacturing factory in China. It was a private owned enterprise ("POE"). The factory received ISO9001 in 1996.. The 2004 income is approximately $15 million dollars (unaudited) with profits of approximately $2 million (unaudited).

In addition, an acquisition of additional shares of an existing agriculture company, project located in Yun Nan province, China. Currently, L & L owns approximately 19% of this agriculture/ timber company.

Results of Operations

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes included in the Company's 2004 Form 10-KSB.

Total Revenue: The Company recorded revenue of $18,400 for the first three months ended July 31, 2004, compared to $89,509 for the same period in 2003. The revenue for the three months ended July 31, 2004 is decreased by $71,109 (79%) due to relocates its staff and resources to conduct acquisitions, which led to a decrease of accounting service performed.

Total operating expenses: Total operating expenses include Personnel costs and General and administrative expenses. Personnel cost was $114,798 for the current period ended July 31, 2004, comparing to $39,749 for that of 2003. The personnel cost for the current period ended July 31, 2004 increased by $75,049 (or 189%) when comparing to the same period of 2003. This increase is mainly due to the continuing strengthen of the management team, by recruitment of additional senior executives, both in the US and China. As of July 2004, the company has 12 professional staffs comparing to 7 staff in 2003. Moreover, L & L had recruited a retired High Court judge in Ho-Nan Province, China in the current quarter, who is an expert in Chinese judicial systems. Continuing strengthening company's human resource reduce the company's risks.

Selling, General and Administrative Expenses (SG&A): SG&A was $66,124 for the current period ended July 31, 2004 as comparing to $70,581 for the same period in 2003. The SG&A for the current year ended April 30, 2004 decreased by $4,457 or (6%) when comparing to the same period in 2003. The current decrease of SG& A was mainly due to the relocation of the HK office to ShenZhen City, in China, in order to focus on the growing Chinese market.

Interest expenses: Interest expense was $2,670 for the current period ended July 31, 2004, comparing to $3,141 for the same period of 2003. The decrease of $471 (or 15%) of interest expense for the current period ended July 31, 2004 was immaterial and resulted from the average amount overdrawn in the bank accounts.

Net Loss: Net loss was $164,722 for current period ended July 31, 2004 compared to the loss of $14,584 for the same period in 2003. A $150,138 significant increase in net loss for the current period when comparing to the same period in 2003 is due to management determination to focus on acquiring factories instead of provide services to client, which lead to a net effect of decrease of revenue $71,109, and increase of $75,049 Personnel costs.

Change in Liquidity and Capital Resources:

Operating activities: Net Cash used in operating activities was $175,643 during the current period ended July 31, 2004 compared to net cash provided of $325,901 in 2003. It shows a sharp decrease of $501,544 (or 154%) net cash used in the current period. The decrease was mainly due to the combined effect of an increase collection of accounts receivable of $58,570, increase of net loss by $150,188 and decrease in employee and other advances, prepaid assets of $29,628 and $30,060 respectively, decrease of accrued liabilities of $81,750, and increase of depreciation expenses of $1,529 and decrease of accounts payable of $7,003. The Company's operating cash flow is highly dependent upon its ability to bill for its services and collect these billings in a timely manner.

Investing activities: Net Cash used in investing activities was $2,448 during the current period ended July 31, 2004 when comparing to $567,264 of net cash used during the same period in 2003. The decrease of $564,816 (99%) was due to no investment was made during the period.

Financing activities: Net Cash provided by financing activities was $158,343 for the current period compared to $302,802 of net cash provided during the same period in 2003. The decrease of net cash provided of $144,459 (48%) was primarily due to the borrowing and advancement of funds to a number of affiliates controlled by the controlling shareholder.

The current assets were $673,096 and $692,227 for the periods ended July 31, 2004 and April 30, 2004 respectively. The decrease in current assets of $19,131 (3%) was primarily due to the decrease of cash of $20,249, decrease of accounts receivable of $58,570 and increase of prepaid expenses of $30,059.

The current liabilities were $214,414 and $254,981 for the periods ended July 31, 2004 and April 30, 2004 respectively. The decrease of the current liabilities $40,567 (or 16%) was primarily due to decrease of accrued liabilities $10,643 and decrease in bank line of credit of $22,801 through the improvement of the Company's cash position in the current year.

Off-Balance Sheet Arrangements:

The company does not have any off-balance sheet financing arrangements.

The Company's current ratio (current assets divided by current liabilities, a ratio to determine the company's ability to pay its short-term liabilities) was 3.21 at July 31, 2004 comparing to 2.71 in the period ending in April 30, 2004. The higher the current ratio, the more likely that the company will be able to pay its short-term bills. This increase in current ratio primarily is due to the decrease in accounts receivable and decrease of bank line of credit.

Forward Looking Statements:

The company makes written and oral statements from time to time regarding the business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by the company to analysts, stockholders, investors, news organizations and others, and discussions with management and other Representatives of the company. For such statements, the company claims the protection of the safe harbor for forward-looking statements contained in the private Securities Litigation Reform Act of 1995.

Any forward-looking statement made by or on behalf of the company speaks only as of the date on which such statement is made. The forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, the company does not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause the future results to differ materially from historical results or trends, results anticipated or planned by the company, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of the company.

Item 3 Control and Procedures

The company, under the supervision the principal executive officer and the principal accounting officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the company has concluded that the disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the company in reports filed under the Security Exchange Act of 1934 is recorded, recessed, summarized, and reported within the time periods specified in the SEC's rules and forms. The company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As required by Rule 15e-15(e) under the Securities Exchange Act of 1934, the company has evaluated the internal control over financial reporting to determine whether any changes occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial report. Based on this evaluation, no such change in the internal control over financial reporting occurred during the most recent fiscal quarter.

Part II

Item 1 LEGAL PROCEEDINGS None Item 2 Changes in Securities

During the three month ended July 31, 2004, the Company has issued 123,920 (113,420 from Private placement and 10,500 from Director compensation (Ms. S Kiang and Mr. R Olmsted) common shares at $2.5 and $3.00 each share for cash to acquire additional capital of $242,259 (net of fund raising expenses, such as commission, legal and professional fee, consulting fee, printing and postages).

During the period ended July 31, 2004, the company is offering 800,000 units of warrants of the company, to a limited number of accredited investors at a price of $1.25 per warrant payable in cash. Each unit of warrant has an irrecoverable right to acquire a share of L&L common stock. Warrant can be exercised in four years starting from August 1, 2004 (EST) to August 1, 2008 (EST).

Item 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4 SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None

Item 5 OTHER INFORMATION

None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certificate of Chairman as Required by Rule 13a-14(a)/15d- 14

31.2	Certificate of Acting Comptroller as required by Rule 13a-14(a)/15d-14

32.1	Certificate of Chairman as Required by Rule 13a-14(b) and Rule 15d-14(b)

(17 CFR 240.15d -14(b))and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2 Certificate of Acting Comptroller as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d -14(b))and Section 1350 of Chapter 63 of Title 18 of the United States Code

(b) Reports on Form 8-K

Resignations of Registrant's Directors

Dr. Robert Kelly (retired colonel of US Navy), a member of our Board of Directors, passed away due to an illness on July 31, 2004. Dr. Kelly had a distinguished career as an aerospace test pilot, as a senior U.S. Navy officer, and a successful entrepreneur after his retirement from the US Navy.

Dr. Kelly had been with L&L since 2002 and had made tremendous contributions to the company. Dr. Kelly is to be buried at the Arlington National Cemetery, at Washington D.C.

The Board of Directors accepted the resignation of Ms. Kathy K C Au (wife of Dickson Lee) on June 1, 2004, to enhance the Registrant's internal control and continuing growth. The Board of Directors appointed Mr. Roy Olmsted as a board member on June 1, 2004. Mr. Olmsted is an experienced executive with 30 years of experience in information technology and telecommunications. Mr. Olmsted was the Vice President of Tandem Computer in Hong Kong. Mr. Olmsted is appointed as an Independent Director.

Ms. Nicol Leung resigned the position of Comptroller on May 28, 2004 while remains as a Board Member so that she can focus on her family matters. Mr. Terry Lo was promoted as Acting Comptroller on May 28, 2004. Mr. Lo was a supervising accountant of the Registrant since September 2003. Terry was a senior auditor of a CPA firm from 1999 to 2003. Mr. Lo earned BBA degree from McGill University, Canada, in 1998.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.

L & L Financial Holdings, Inc.

Date: September 14, 2004	By: /s/ Dickson V Lee
--------------------------------	--------------------------
Dickson V. Lee, Chairman

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.

L & L Financial Holdings, Inc.

Date: September 14, 2004	By: /s/ Terry Lo
--------------------------------	--------------------------
Terry Lo, Acting Comptroller

Exhibit 31.1 CERTIFICATIONS

I, Dickson Lee, certify that:
1.	I have reviewed this Quarterly Report on Form 10-QSB of L & L Financial Holdings, Inc:

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial Statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) for the small business issuer and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated Subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report; and c) disclosed in this report any changes in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: September 14, 2004	By: /S/ Dickson Lee
------------------------
Dickson Lee
Chairman & CEO

Exhibit 31.2 CERTIFICATIONS

I, Terry, Lo, certify that:
1.	I have reviewed this Quarterly Report on Form 10-QSB of L & L Financial Holdings, Inc.:

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated Subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report; and c) disclosed in this report any changes in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: September 14, 2004	By: /S/ Terry Lo
------------------------
Terry, Lo

Acting Comptroller

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of L & L Financial Holdings, Inc. (the "Company") on Form 10-QSB for the quarter ending July 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dickson Lee, Chairman of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully	complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition andresults of operations of the Company.

September 14, 2004	By: /s/ Dickson Lee
------------------------
Dickson Lee
Chairman & CEO

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of L & L Financial Holdings, Inc. (the "Company") on Form 10-QSB for the quarter ending July 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Terry Lo, Acting Comptroller of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully	compiles with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

September 14, 2004	By: /s/ Terry, Lo
------------------------
Terry, Lo
Acting Comptroller

