Form 10QSB
period 2004-10-31
L & L FINANCIAL HOLDINGS INC
filed 2004-12-15
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter Ended on October 31, 2004

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
Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock as of
October 31, 2004 was 17,336,801.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

1

L & L FINANCIAL HOLDINGS, INC.

Report on Form 10-QSB For Second Quarter Ended October 31, 2004 Table of Contents

      Page PART I FINANCIAL INFORMATION

Item 1. Financial Statements

	Consolidated Balance Sheets at October 31, 2004 (unaudited)
	and April 30, 2004 (audited)................……………..……….……	3
	Consolidated Statements of Operations for the Six Months
	Ended October 31, 2004 and 2003 (unaudited) …	4
	Consolidated Statements of Shareholders' Equity for the Three months
	and Six Months Ended October 31, 2004 (unaudited) ….…	5
	Consolidated Statements of Cash Flows for the Six Months Ended
	July 31, 2004 and 2003 (unaudited) ..………………...…	6
	Notes to the Consolidated Financial Statements ..………...….…	8
Item 2.Management's Discussion and Analysis of Financial Condition
	and Results of Operations ...................…………….…………	18
PART IIOTHER INFORMATION
Item 1.	Legal Proceedings .........................……………………	21
Item 2.	Changes in Securities ...................……………………	21
Item 3.	Defaults Upon Senior Securities .........………………	21
Item 4.	Submission of Matters to a Vote of Security Holders ……..……	21
Item 5.	Other information .......................……………………	21
Item 6.	Exhibits and Reports on Form 8-K ............………………	21
Signatures............................……………………………............……		23
Certifications………………………………………………………………….		24

L & L FINANCIAL HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS

	Oct 31	April 30
	2004	2004

	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash	$736,830	$461,050
Accounts receivables	46,000	166,570
Prepayment and other assets	207,073	64,607
Subscription receivables	0	0

Total current assets	989,903	692,227

PROPERTY AND EQUIPMENT, net	178,922	183,792
Note Receivable (Net of Allowance $92,000 and$20	0	72,000
INVESTMENTS	1,198,301	1,224,934

TOTAL ASSETS	$2,367,126	$2,172,953

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	-	7,303
Accrued liabilities	43,230	42,617
Bank line of credit	185,313	205,061

Total current liabilities	228,543	254,981

STOCKHOLDER'S EQUITY:

Preferred stock, no par value, 500,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value, 120,000,000 shares
authorized 17,336,801 issued and outstanding	17,337	16,671
Paid-in Capital	2,680,997	1,917,620
Due to/(from) controlling shareholder	(78,515)	(101,202)
Deferred stock compensation	(86,000)	(27,645)
Foreign currency translation	(9,917)	(9,017)
Retained Earning/Accumulated Deficit	(385,319)	121,545

Total stockholders' equity	2,138,583	1,917,972

TOTAL LIABILITIES AND STOCKHOLDERS' EQUIT$	2,367,126 $	2,172,953

The accompanying notes are an integral part of thee consolidated financial Statements

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)

		Three MonthsEnded		Six MonthsEnded
		October 31	October 31	October 31	October 31
		2004	2003	2004	2003

SERVICE REVENUES		$8,000 $	89,887	$26,400	$ 179,396

Company Secretary Income
OPERATING COSTS AND EXPENSES:
Personnel costs		104,453	39,403	219,251	79,152
General and administrative expenses		244,835	56,383	310,959	126,964

Total operating expenses		349,287	95,786	530,209	206,116

OTHER EXPENSES/(INCOME):
Interest expense		1,042	3,501	3,712	6,642
Gain on sales of assets		0	0	0	0
Other income		(237)	(215)	(94)	(9,593)
Interest income				(563)

Total other expenses/(income)		805	3,286	3,055	(2,951)

INCOME/(LOSS) BEFORE INCOME TAXES		(342,092)	(9,185)	(506,864)	(23,769)
LESS PROVISION FOR INCOME TAXES		0	0	0	0

NET INCOME/(LOSS)		(342,092)	(9,185)	(506,864)	(23,769)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjusments		(399)	(561)	(900)	(996)
Total other comprehensive income		(399)	(561)	(900)	(996)

COMPREHSIVE INCOME (LOSS)		$(342,492)	(9,746)	(507,765)	(24,765)

NET INCOME/(LOSS) PER COMMON SHARE – basic and dilu		$(0.0201)	(0.0017)	(0.0295)	(0.0045)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	– basic	17,024,756	5,338,986	17,194,113	5,260,880

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	– dilute	17,024,756	5,338,986	17,194,113	5,260,880

The accompanying notes are an integral part of theseconsolidatedfinancialStatements

L&L Financial Holdings, Inc.
Consolidated Statement of Stockholders' Equity (Unaudited)

			Additional	Due (from)/to			Foreign
	Common	Stock	Paid-in	Controlling	Deferred	Retained	Currency
	Shares	Amount	Capital	Shareholder	Compensation	Earnings	Translation	Total

Balance
April 30, 2004	16,669,902	16,671	1,917,620	(101,202)	(27,645)	121,545	(9,017)	1,917,972
Issuance of common
stock for cash	680,397	680	341,154					341,834
Issuance of common stock
for services	43,002	43	119,957		(120,000)			0
Cancellation of common
stock for service	(56,500)	(57)	(53,984)		55,290			1,249
Advance to shareholder, ne t				22,687				22,687
Amortization of deferred
compensation					6,355			6,355
Purchase of warrants for cash			356,250					356,250
Foreign currency translation
translation ad justment							(900)	(900)
Net (Losses)						(506,864)		(506,864)

October 31, 2004	17,336,801	17,337	2,680,997	(78,515)	(86,000)	(385,319)	(9,917)	2,138,583

The accompanying notes are anintegral part ofthese consolidatedfinancialStatements

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS(UNAUDITED)
Six Months Ended October 31
		2004		2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	( 506, 864)	$	( 23, 769)
Adjustments to reconcile net income/(loss) to net cash
provided by / (used in )operating activities:
Depreciation and amortization		7, 316		4, 257
Amortization of deferred compensation		6, 355		-
Allowance for doubtful accounts		72, 000		-
Changes in assets and liabilities:
Accounts receivable		120, 570		194, 702
Employee and other advances		( 61, 498)		-
Prepaids and other assets		( 79, 717)		( 1, 137)
Accounts payable		( 7, 303)		(297)
Accrued liabilities		613		( 25, 722)

Net cash provided by /(used in) operating activities		( 448, 528)		149, 843

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments		-		( 567, 263)
Disposition of investment		26, 633		-
Purchases of property and equipment		( 2, 447)		( 2, 040)

Net cash used/(provided) in investing activities		24, 186		( 569, 303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants issued for cash		698, 083		497, 990
Net advances (to) from controlling shareholder		22, 687		15, 595
Net borrowings/ repayments on bank line of credit		( 19, 748)		( 15, 278)

Net cash provided by financing activities		701, 022		498, 307

FOREIGN CURRENCY TRANSLATION		(900)		(996)

INCREASE IN CASH		275, 780		77, 851

CASH, BEGINNING OF YEAR		461, 050		251, 830

CASH, END OF YEAR		$736, 830		$329, 681

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid		$3, 712		$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCINGACTIVITIES:
Reclassification of consulting expenses		$26, 633		$-

The accompanying notes are an integral part of these consolidated financial Statements

L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003 (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the six months ended October 31, 2004 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended April 30, 2004.

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

Foreign currency translation – The foreign subsidiaries maintain their financial statements in the local currency which has been determined to be the functional currency. Substantially all operations are conducted in Hong Kong and the functional currency is the Hong Kong Dollar. Assets and liabilities denominated in the foreign currency are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas, gains and losses resulting from foreign currency transactions are included in the results of operations. There were no material foreign currency gains or losses for the three months ended October 31, 2004 and October 31, 2003.

3. BUSINESS COMBINATION

On August 18, 2001, the Company exchanged 5,000,000 shares of its common stock for all of the issued and outstanding shares of L & L Investment Holdings, Inc. and its wholly owned subsidiaries. (See Note 1) As a result of the transaction, the stockholders of L & L Investment Holdings, Inc. held an approximately 86% interest in Royal Coronado Company Ltd. Additionally, L & L Investment Holdings, Inc.'s management and board of directors became the new management of the Company. The Company had no material assets or operations at the time of the transaction. For financial accounting purposes, the acquisition was a reverse merger and was treated as a recapitalization with L & L Investment Holdings, Inc. as the acquirer.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2004:

Building	$153,846
Furniture and fixtures	26,840
Office equipment	45,535
Vehicle	27,011
Leasehold improvements	27,525
Total	280,757
Less accumulated depreciation	(101,835)

Property and equipment, net $ 178,922

Depreciation expense for the three months ended October 31, 2004 was $3,658, and for the three months ended October 31, 2003 was $1,273. Depreciation expense for the six months ended October 31, 2004 was $7,316, and for the six months ended October 31, 2003 was $2,546.

5.	NOTE RECEIVABLE

The note receivable was established during the year ended April 30, 2004 from the conversion of a trade accounts receivable balance. The unsecured note receivable is due April 1, 2006 and accrues interest at 8% per annum. A full provision is made on this balance as of October 31 2004

6.	LINE OF CREDIT

The Company has overdraft arrangements with two Hong Kong banks.

Overdraft protection with a limit of HK$1,000,000,
approximately USD $128,205 at October 31, 2004. Interest at
the Overnight Interbank Rate ( 5%
per annum at October 31, 2004). The loan
is collateralized by the assets of the Company.
Interest is payable monthly. The Company's balance
due under this facility includes accrued interest.	$ 127,019

Overdraft protection with a limit of HK$710,000,
approximately USD $91,025 at October 31, 2004. Interest
at the higher of the prime rate for lending
Hong Kong dollars or the Overnight Interbank Rate
plus 0.05%.(5 % per annum at October 31, 2004) The
loan is collateralized by deposits in the amount of

US$92,638. Interest is payable monthly. The Company's
balance due under this facility includes accrued interest.	58,294

$ 185,313

7.	INCOME TAXES

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company is subject to income taxes primarily in two taxing jurisdictions, Hong Kong and the United States. In the three months ended October 31, 2004 and October 31, 2003, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities. However, the Company has a net operating loss carryforward of approximately $550,000 resulting in a deferred income tax asset of approximately $104,000 at October 31, 2004. The deferred income tax asset is offset by an equal valuation allowance. Income taxes for the six months ended October 31, 2004 consisted of the following:

	Three Months	Three Months
	Ended	Ended
	October31, 2004	October31, 2003

Current (benefit) provision	$(39,665)	$(2,250)
Deferred (benefit) provision	39,665	2,250

Total income tax provision	$-	$-

8.	RELATED PARTY TRANSACTIONS

There are numerous entities controlled by the shareholder whom has a beneficial ownership interest in the Company of approximately 45% at October 31, 2004. Certain expenses such as rent, personnel costs and other overhead expenses are shared and allocated among these affiliated entities. The results of operations could vary depending on the method of allocating these expenses.

The Company provides office space, professional and technical personnel and marketing leads to one such affiliate owned by the Company's controlling shareholder. There are numerous contracts entered into by the affiliate for which the Company provides the professional staff for conducting the services to the end-user client. Under the agreement, the affiliate agrees to pay 80% of its billings, as well as reimburse 75% of the professional staff salary and 40% of the administrative staff salary to the Company. During the six months ended October 31, 2004, the Company received total fees from the affiliate of $26,400. The receivable balances related to these billings are included in the due from the controlling shareholder and his affiliates balance. At October 31, 2004, the amount due related to these billings was $15,000.

Another affiliate provides assistance in raising capital and other contracted business presentations for the Company. This affiliate shares office space with the Company in Seattle, Washington. During the six months ended October 31, 2004, the Company incurred expenses, net of fees earned, of $ 4,170.

Employee housing is provided at the Company's Seattle location. Rent for this facility is paid to the spouse of the Company's majority shareholder. Fees paid for rent for the six months ended October 31, 2004 were $6,026.

The Company borrows and advances funds to numerous affiliates controlled by its controlling shareholder. The net amount due from the controlling shareholder and his affiliates was $78,515 at October 31, 2004 and $380,076 was due to the controlling shareholder at October 31, 2003. This balance is presented as a component of stockholders' equity due to the control over the ultimate disposition of this balance resting with the controlling shareholder.

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

		$637,500

Management has determined that there is no impairment of the carrying value of these investments as of October 31, 2004. During the year ended April 30, 2004 the Company capitalized an additional $567,355 in expenditures, in the form of cash held in escrow pending the negotiation of final terms, related to a prospective business acquisition. In the three month quarter ended October 31 2004, the company wrote off the capitalized consulting fee and treated it as expense due to the investment is withdrawn on December 8 2004. The investment amount $560,801 were redeposited into the Company's bank.

10. STOCKHOLDERS' EQUITY

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

In July 2004, the Company began raising additional capital through a private placement of common stock and common stock warrants. The warrants have a purchase price of $1.25. The warrant gives the holder the right to purchase the Company's common stock at $2.00 per share. The company has authorized the issuance of 800,000 warrants for this offering. In six months ended October 31, 2004, the Company issued 285,000 warrants for $356,250.

On September 21, 2004 to increase three (3) times of the existing numbers of issued and outstanding equity stocks, including both common shares and warrants, via a 3 (new) to 1 (existing) split effective on September 30, 2004. To accommodate the 3 to 1 split, the Board also resolved to increase the authorized common shares to 120 millions (from 6.5 millions), the numbers of authorized preferred (convertible) shares to 2.5 millions (from 0.5 million), and authorized warrants to 9.1 millions (from 4.35 millions).

During the six months ended October 31, 2004, the Company granted 40,000 shares to four directors valued at $3.00 per share, the value of the most recent cash transactions to non-affiliates, aggregating to $120,000. Due to resignations of directors, 56,500 shares were cancelled during the same six months. The value of the restricted stock awards has been deferred and is being amortized over the vesting periods of the awards.

In the three months ended October 31, 2004, 156,601 shares were sold and warrants converted for total cash proceeds, net of capital raising expenses of $277,553 of $130,951.

The net receivable of $78,515 due from the Company's controlling shareholder and his affiliates is presented as a reduction of stockholders' equity at October 31, 2004.

11. LOSS PER SHARE

The following presents the computation of basic and diluted earnings per share:

	Three months	Three months	Six months	Six months
	ended October	ended October	ended October	ended October
	31 ,2004	31 ,2003	31 ,2004	31 ,2003

BASIC
EARNGING
PER SHARE

Net income (loss)	(342,092)	(9,185)	(506,864)	(23,769)

Number of shares	17,024,756	5,338,986	17,194,113	5,260,880

Per shares	(0.0201)	(0.0017)	(0.0295)	(0.0045)

Effect of dilutive
warrants	n/a	n/a	n/a	n/a

DILUTED
EARNGING	(0.0201)	(0.0017)	(0.0293)	(0.0045)
PER SHARE

Outstanding warrants of 3,805,213 were not considered in the calculation for diluted loss per share for the period ended October 31, 2004, because the effect of their inclusion would be antidilutive.

WARRANTS LIST

Type of warrants	Authorised	Outstanding
	(Units)	(Units)
Warrants (class A)
Re: Attached warrants on PPM @US$ 2.50	2,000,000	1,553,202

Warrants (class B)
Re: Premium of US$1.25 with exercise price of US$2.00	1,000,000	830,000

Warrants (class C)
Re: Attached warrants on PPM @US$ 3.00	1,000,000	344,095

Warrants (class D & E)
Re: Executive/director services	5,100,000	1,077,916

	9,100,000	3,805,213

12.	GEOGRAPHIC AREA DATA

The Company generates its revenue from several clients, primarily in Asia. The Company operates in only one reportable segment and holds the majority of its assets in Hong Kong. Approximately $26,400 and $-0- of the Company's revenue recognized in the six months ended October 31, 2004 and 2003 was earned from clients in North America, respectively. For the six months ended October 31, 2004, approximately

$24,000 of the Company's revenue recognized was earned from a single client in the United States.

13.	CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks in Hong Kong. Cash balances are not insured as they are not in U. S. banks. At times, cash deposits maintained at banks in the United States may exceed government insured limits. At October 31, 2004 and 2003, the Company had uninsured bank balances of $357,794 and $232,555, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable and common stock of its investees. The trade accounts receivable are due primarily from clients in Hong Kong and China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 9, the Company does not believe that the carrying value of its investments is impaired at October 31, 2004.

14.	SUBSEQUENT EVENTS

The Company decided to withdraw the amount of investment in PVC Project "PVC" based on the following reasons:

	1)	The management of "PVC" project will not be able to remove the existing liabilities

	2)	The management cannot settle the outstanding issue with their employee regarding the fringe benefit and employee retirement pension.

The Company decided to withdraw the investment US$560,801 after considering all others option available. On November 26 ‘2004, settlement was entered by both parties with witness by local government. The company withdrew the entire amount US$560,801 of investment and remitted to the company's US account.

On December 4th, 2004, the Company made a purchase of 51% of equity interest of a manufacturing company, Liuzhou Liuerkong Machinery Co., Ltd ("LEK"), a limited liability company established and registered in Liuzhou City of south China through an exchange of equity common shares. The total consideration of this purchase of LEK is US$4,327,272. The purchase price is to be paid by company's 1,442,424 equity common shares valued at US$3 each share.

ITEM 2 MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

General

The following is a discussion of the results of operations and analysis of financial condition ended October 31, 2004. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management's discussion and Analysis or Plan of Operation section contained in the Annual report on Form 10-KSB, filed with the Securities and Exchange Commission on August 2, 2004.

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

During 2004, L&L continues seeking capital to implement its M & A model and acquire enterprises in China. On December 4th, 2004, the Company made a purchase of 51% of equity interest of a manufacturing company, Liuzhou Liuerkong Machinery Co., Ltd ("LEK"), a limited liability company established and registered in Liuzhou City of south China through an exchange of equity common shares. LEK, with approximately one thousand (1,000) workers and employees, primarily manufactures and market air compressors for industrial usage. It also manufactures plastic injection molding machineries on a smaller scale. The sales portfolio consists of approximately 80% air compressor and 20% plastic molding machines. At present, all the sales of LEK are made in the China market and some south East Asian countries.

The sources of funding used in this acquisition will include a swap of the company's equity shares, cash investment and cash loans.

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

The results of operations for the three months and six months ended October 31, 2004 are not necessarily indicative of the results expected for the entire year.

Total Revenue: The Company recorded revenue of $8,000 and $26,400 for the three months and six months ended October 31, 2004, compared to $89,887 and $179,396 for the same period in 2003. The revenue for the six months ended October 31, 2004 is decreased by

$152,996 (85%) due to the allocation of the company's staff and resources to conduct mergers and acquisitions, which led to a decrease of accounting service performed.

Total operating expenses: Total operating expenses include Personnel costs and General and administrative expenses. Personnel cost were $104,453 and $219,251 for the three months and six months ended October 31, 2004, comparing to $39,403 and $79,152 for the same period in 2003.The personnel cost for the three months and six months ended October 31, 2004 increased by $65,050 (165%) and $140,099 (177%) comparing to the same period of 2003. This increase is mainly due to the continue strengthening of the management team, by recruitment of additional senior executives, both in the US and China. As of October 2004, the company has 14 professional staffs comparing to 7 staff in 2003.

Selling, General and Administrative Expenses (SG&A): SG&A were $244,835 and $310,959 for the three months and six months ended October 31, 2004 when compared to $56,383 and $126,964 for the same period in 2003. The SG&A for the three months ended October 31, 2004 increased by $188,452 (334%) when comparing to the same period in 2003. The SG&A for the six months ended October 31, 2004 increase by $183,995 (145%) when compared to the same period in 2003. The current increase of SG& A was mainly due to the increase in consultancy fee and increase of traveling and accommodation expenses related to "LEK" project.

Interest expenses: Interest expenses were $1,042 and $3,712 for the three months and six months ended October 31, 2004 when compared to $3,501 and $6,642 for the same period of 2003. The interest expenses for the three months and six months ended October 31, 2004 decrease by $2,459 (70%) and $2,930 (44%) respectively when compared to the same period in 2003.The decrease of interest expense for the current period ended October 31, 2004 was resulted from the average amount overdrawn in the bank account and the decreasing of interest rate.

Net Loss: Net losses were $342,092 and $506,864 for the three months and six months ended October 31, 2004 compared to net income of $9,185 and net loss of $23,769 for the same periods in 2003. The $483,095 (2032%) significant increase of net loss for the six months ended October 31, 2004 when compared to the same period in 2003 was due to management determination to focus on acquiring factories instead of provide services to client, which lead to a net effect of decrease of revenue $152,996 and increase of $140,099 personnel costs. Moreover, the Company wrote off a note receivables with the amount of US$72,000 for prudent purpose. Upon the maturity on 2006, the collection would be recorded as other income.

Change in Liquidity and Capital Resources:

Operating activities: Net Cash used in operating activities was $448,528 during the six months ended October 31, 2004 compared to net cash provided of $149,843 in 2003. It shows an increase of $598,371 (399%) net cash used in the current period. The increase was mainly due to the combined effect of an increase collection of accounts receivable of $120,570, increase of net loss by $483,095 and increase in prepaid assets of $141,216, and decrease of accounts payable of $7,303. The Company's operating cash flow is highly dependent upon its ability to bill for its services and collect these billings in a timely manner.

Investing activities: Net Cash provided in investing activities was $24,186 for the current period ended October 31, 2004 when compared to $569,303 of net cash used during the same period in 2003. The significant decrease of $593,489 (104%) was due to no investment made during the period.

Financing activities: Net Cash provided by financing activities was $701,022 for the current period ended October 31, 2004 when compared to $498,307 of net cash provided during the same period in 2003. The increase of net cash provided of $202,715 (41%) was primarily due to the proceeds from stock sales and subscriptions.

The current assets were $989,902 and $692,227 for the periods ended October 31, 2004 and April 30, 2004 respectively. The increase in current assets of $297,674 (43%) was primarily due to the increase of cash of $275,780, decrease of accounts receivable of $120,570 and increase of prepaid expenses, employee and other advances of $142,466.

The current liabilities were $228,543 and $254,981 for the periods ended October 31, 2004 and April 30, 2004 respectively. The decrease of the current liabilities $26,438 (10%) was primarily due to decrease of accounts payable of $7,303 and decrease in bank line of credit of $19,748 through the improvement of the Company's cash position in the current year.

Off-Balance Sheet Arrangements:

The company does not have any off-balance sheet financing arrangements.

The Company's current ratio (current assets divided by current liabilities, a ratio to determine the company's ability to pay its short-term liabilities) was 4.33 at October 31, 2004 comparing to 2.71 in the period ending in April 30, 2004. The higher the current ratio, the more likely that the company will be able to pay its short-term bills. This increase in current ratio primarily is due to the decrease in accounts receivable and decrease of bank line of credit.

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

Part II
Item 1 LEGAL PROCEEDINGS
None
Item 2 Changes in Securities

The Company has reviewed the existing corporate equity structure and its growth strategy of using equity shares to acquire companies in China. As of September 21, 2004, the Registrant has only limited common shares being authorized, issued and outstanding (Of total 6.5 million authorized, approximately 5,680,554 shares issued and outstanding), thus the Registrant needs additional equity shares and a more sophisticated equity structure to implement the current acquisition strategy, ensuring company's growth.

The Board resolved on September 21, 2004 to increase three (3) times of the existing numbers of issued and outstanding equity stocks, including both common shares and warrants, via a 3 (new) to 1 (existing) split effective on September 30, 2004.

To accommodate the 3 to 1 split, the Board also resolved to increase the authorized common shares to 120 millions (from 6.5 millions), the numbers of authorized preferred (convertible) shares to 2.5 millions (from 0.5 million), and authorized warrants to 9.1 millions (from 4.35 millions).

During the six months ended October 31, 2004, the company issued 270,021 common shares from Private placement $3.00 each share, and the conversion of warrants to common stock for cash to acquire additional capital of $346,580 (net of fund raising expenses, such as commission, legal and professional fee, consulting fee, printing and postages).

The company issued 20,000 common shares for director compensation (Mr. B. Clark and Mr. C. Sheppard) for the 3 months ended October 31, 2004.

The Board of Directors accepted the resignation of Mr. Roy Olmsted on September 10, 2004. He has 1,500 common shares and 7,500 of warrants outstanding as of October 31, 2004.

Item 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4 SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None
Item 5 OTHER INFORMATION

Subsequent events

The Company decided to withdraw the amount of investment in PVC Project "PVC" based on the following reasons:

1.	The management of "PVC" project will not be able to remove the existing liabilities

2.	The management cannot settle the outstanding issue with their employee regarding the fringe benefit and employee retirement pension.

The Company decided to withdraw the investment US$560,801 after considering all others option available. On November 26 ‘2004, settlement was entered by both parties with witness by local government. The company withdrew the entire amount US$560,801 of investment and remitted to the company's US account.

On December 4th, 2004, the Company made a purchase of 51% of equity interest of a manufacturing company, Liuzhou Liuerkong Machinery Co., Ltd ("LEK"), a limited liability company established and registered in Liuzhou City of south China through an exchange of equity common shares. The total consideration of this purchase of LEK is US$4,327,272. The purchase price is to be paid by company's 1,442,424 equity common shares valued at US$3 each share.

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certificate of Chairman as Required by Rule 13a-14(a)/15d- 14

31.2	Certificate of Acting Comptroller as required by Rule 13a-14(a)/15d-14

32.1	Certificate of Chairman as Required by Rule 13a-14(b) and Rule 15d-

14(b) (17 CFR 240.15d -14(b))and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2 Certificate of Acting Comptroller as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d -14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

(b) Reports on Form 8-K

The Board of Directors accepted the resignation of Mr. Roy Olmsted on September 10, 2004. Mr. Olmsted resigned because of his personal reasons.

The Board of Directors appointed Mr. Charles E. K. Sheppard as an Independent Member of the Board of Directors on September 10, 2004. Mr. Sheppard is an executive with 30 years of experience of business in Asia, and North America. At present, Mr. Sheppard is the CEO of Laurent Financial Holdings, Inc., a position he held since 1998. Mr. Sheppard resides in Vancouver, Canada. He graduated from Royal Melbourne Institute of Technology, Australia.

As Dr. Robert Kelly a member of our Board of Directors passed away on July 31, 2004, the Board of Directors of the Registrant appointed Mr. Robert Clarke as a board member on September 11, 2004.

Mr. Clarke is the Chairman and founding shareholder of Asia Payment Systems Inc. since 2002. Mr. Clarke relocated from Vancouver to Hong Kong in 2001, to focus on IT and telecommunications development in China. From 1999 to 2002, Mr. Clarke has served as a Director of Waverider Communications Inc. He was formerly associated with Peat Marwick & Mitchell (now KPMG) in Vancouver, Canada.

Mr. Clarke received an MBA degree from Western Ontario University, Canada in 1968. He and his family reside in Hong Kong.

The Registrant has reviewed the existing corporate equity structure and its growth strategy of using equity shares to acquire companies in China. As of September 21, 2004, the Registrant has only limited common shares being authorized, issued and outstanding (Of total 6.5 million authorized, approximately 5,680,554 shares issued and outstanding), thus the Registrant needs additional equity shares and a more sophisticated equity structure to implement the current acquisition strategy, ensuring company's growth.

The Board resolved on September 21, 2004 to increase three (3) times of the existing numbers of issued and outstanding equity stocks, including both common shares and warrants, via a 3 (new) to 1 (existing) split effective on September 30, 2004.

To accommodate the 3 to 1 split, the Board also resolved to increase the authorized common shares to 120 millions (from 6.5 millions), the numbers of authorized preferred (convertible) shares to 2.5 millions (from 0.5 million), and authorized warrants to 9.1 millions (from 4.35 millions).

The above warrants have five (5) different categories, they are summarized as follows:

  Warrant A – with $2.50 conversion price per warrant to one common share (which isdesignated to the accredited investors who purchased common shares at$2.50 each).
  As of September 21, 2004, the Registrant has 0.65 million units of authorizedWarrant A. The amount will be increased to 2.0 million units authorized, and to approximate 1,891,002 units issued and outstanding on and after September 30, 2004.Warrant B – with $2.00 conversion price (which is designated to the accreditedinvestors who purchased the warrants at $1.25 each unit). As of September 21,2004,the Registrant has 0.8 million units of authorized Warrant B. The amount will beincreased to 1 million units authorized, and to approximate 534,000 units issued andoutstanding on and after September 30, 2004.
  Warrant C - with $3.00 conversion price (which is designated to the accreditedinvestors who purchased the Registrant's common shares at $3.00 each). As ofSeptember 21, 2004, the Registrant has 0.4 million units of authorized Warrant C.
  The amount will be increased to 1 million units authorized, and toapproximate332,763 units issued and outstanding on and after September 30, 2004.
  Warrant D - with $2.25 conversion price (which is mainly designated to rewardexecutives of the Registrant who made exceptional contribution to the company). Asof September 21, 2004, the Registrant has 0.13 million units of authorized Warrant D.
  The amount will be increased to 1.1 million units authorized, and to approximate12,000 units issued and outstanding on and after September 30,2004.
  Warrant E – with $3.00 conversation price (which is mainly designated to rewardDirectors who made exceptional strategic contribution to the company). As ofSeptember 21, 2004, the Registrant has 2.37 million units of authorized Warrant E.
  The amount will be increased to 4 million units authorized, and to approximate233,121 units issued and outstanding on and after September 30, 2004.

As a result of the above capital expansion that any existing holder who owns one (1) unit of Company's equity stock, including common shares and/or warrants as of September 30, 2004 is to own three (3) units of the same securities on and after September 30, 2004. Due to the expansion objective, the Registrant has not paid nor plans to pay any dividend in the near future.

Currently, management is conducting due diligence studies on targeted companies in China. The Company plans to acquire a controlling interest of the targeted entities, if feasible, to utilize the US technology to improve sales and profits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.

L & L Financial Holdings, Inc.

Date: December 14, 2004	By: /s/ Dickson V Lee
--------------------------------	--------------------------
Dickson V. Lee, Chairman

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.

L & L Financial Holdings, Inc.

Date: December 14, 2004	By: /s/ Terry Lo
--------------------------------	--------------------------
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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) for the small business issuer and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated Subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report; and c) disclosed in this report any changes in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees

who have a significant role	in	the	small business issuer's internal	control	over	financial
reporting.

Date: December 14, 2004			By: /S/ Dickson Lee
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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated Subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report; and c) disclosed in this report any changes in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: December 14, 2004	By: /S/ Terry Lo
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
Securities Exchange Act of 1934; and

(2) The information contained in theReport fairly presents, in all material respects, the financial condition and results of operationsof the Company.

December 14, 2004	By: /s/ Dickson Lee
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
Securities Exchange Act of 1934; and

(2) The information contained in the Reportfairly presents, in all material respects, the financial condition and results of operationsof the Company.

December 14, 2004	By: /s/ Terry, Lo
------------------------
Terry, Lo
Acting Comptroller