Form 10QSB
period 2005-01-31
L & L FINANCIAL HOLDINGS INC
filed 2005-08-01
CIK 1137083

CORRESP 1 1234567890 xxxxxxxx CORRESP DOCUMENT ASSEMBLED FOR VALIDATION PURPOSES ONLY ON l10qsb3q052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Third Quarter Ended on January 31, 2005

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

Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock as of January 31, 2005 was 18,963,893

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

	L & L FINANCIAL HOLDINGS, INC.
Report on Form 10-QSB For Third Quarter Ended January 31, 2005
	Table of Contents
		Page
PART IFINANCIAL INFORMATION
Item 1.Financial Statements
	Consolidated Balance Sheets as of January 31, 2005 (unaudited)
	and April 30, 2004 (audited)................……………..……….……	3
	Consolidated Statements of Operations for the Three and Nine Months
	Ended January 31, 2005 and 2004 (unaudited) ……………………	5
	Consolidated Statements of Shareholders' Equity for the Nine Months
	Ended January 31, 2005 (unaudited) ..………………………………….6
	Consolidated Statements of Cash Flow for the Nine Months
	Ended January 31, 2005 and 2004 (unaudited) ..………………...…	7
	Notes to the Consolidated Financial Statements ..………...….…	9
Item 2.Management's Discussion and Analysis or Plan of Operations		19
Item 3.Control and Procedures .................……………………		22
PART IIOTHER INFORMATION
Item 1.	Legal Proceedings .........................……………………	23
Item 2.	Changes in Securities ...................……………………	23
Item 3.	Defaults upon Senior Securities .........………………...................…	23
Item 4.	Submission of Matters to a Vote of Security Holders ……..……	23
Item 5.	Other information .......................……………………	23
Item 6.	Exhibits and Reports on Form 8-K ............………………	24
Signatures............................……………………………............……		25
Certifications………………………………………………………………….		26

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

L & L FINANCIAL HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS

	January 31	April 30
	2005	2004

	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash	$2,480,678	$461,050
Accounts receivables, net	4,780,579	166,570
Note Receivable	98,063	72,000
Prepayment and other assets	1,276,284	64,607
Inventories	3,412,985	0

Total current assets	12,048,589	764,227

PROPERTY AND EQUIPMENT, net	1,601,061	183,792
INVESTMENTS	698,033	1,224,934
	1,998,92
EXCESS PURCHASE PRICE	2	0

	3,367,13
LOAN FROM A CORP SHAREHOLDER	4	0

Total long term assets	7,665,150	1,408,726

TOTAL ASSETS	$19,713,739	$2,172,953

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	4,061,911	7,303
Accrued and other liabilities	1,092,267	42,617
Taxes payable	666,428	0
Customer deposits	1,460,479	0
Bank loan and bank line of credit	836,673	205,061

Total current liabilities	8,117,758	254,981

LONG TERM LIABILITIES:
Long Term Bank Loan	1,210,654	0

CONSOLIDATED BALANCE SHEETS (Cont'd)

TOTAL LIABILITIES	9,328,412	254,981

MINORITY INTEREST	3,752,837	0

STOCKHOLDER'S EQUITY:

Preferred stock, no par value, 2,500,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value, 120,000,000
shares
authorized 18,963,893 issued and outstanding	18,964	16,671
Paid-in Capital	7,114,866	1,917,620
Due to/(from) controlling shareholder	-83,204	-101,202
Deferred stock compensation	-81,500	-27,645
Foreign currency translation	-10,417	-9,017
(Accumulated Deficit)/Retained Earnings	-326,219	121,545

Total stockholders' equity	6,632,490	1,917,972

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$19,713,739	$2,172,953

4

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OFOPERATIONS(UNAUDITED)

	3 months		9 month
	ended		ended

	31-Jan	31-Jan	January 31	31-Jan
	2005	2004	2005	2004

Sales	$2,528,851	0	2,528,851	0
Service Revenues	68,000	179,396	94,400	358,849

	2,596,851	179,396	2,623,251	358,849

Cost of Goods Sold	1,767,611	0	1,767,611	0

	829,240	179,396	855,640	358,849

OPERATING COSTS AND EXPENSES:
Personnel costs	247,679	72,870	466,929	152,022
General and administrative expenses	383,840	66,617	694,799	193,581

Total operating expenses	631,519	139,487	1,161,728	345,603

OTHER EXPENSES/(INCOME):
Interest expense	9,751	2,621	13,463	9,263
Other income	(64,921)	-278	-65,578	- 9,871

Total other expenses/(income)	-55,170	2,343	-52,115	-608

INCOME/(LOSS) BEFORE INCOME
TAXES AND MINORITY INTEREST	252,891	37,566	-253,973	13,854
LESS PROVISION FOR INCOME
TAXES	0	0	0	0

INCOME/(LOSS) BEFORE MINORITY
INTEREST	252,891	37,566	-253,973	13,854

LESS: MINORITY INTEREST	-193,792	0	-193,792	0

INCOME/(LOSS)	59,099	37,566	-447,765	13,854

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	-499	-1,433	-1,400	-2,429

6

Total other comprehensive loss	-499	-1,433		-1,400	-2,429

COMPREHENSIVE INCOME (LOSS)	58,600	36,133		-449,165	11,425

NET INCOME/(LOSS) PER COMMON
SHARE – basic	0.0031	0.007		-0.0259	0.002

NET INCOME/(LOSS) PER COMMON
SHARE – diluted	$0.003	0.007	-$	0.0259	0.002

WEIGHTED AVERAGE COMMON
SHARES
		16,510,2			16,025,1
OUTSTANDING – basic	18,701,835	30		17,365,520	69

L & L FINANCIALHOLDINGS,INC.
CONSOLIDATEDSTATEMENTSOF SHAREHOLDERS'EQUITY(UNAUDITED)

				Due
	Common		Additional	(from)/to			Foreign
	Stock	At Par	Paid-in	Controlling	Deferred	Retained	Currency
					Compensati		Translati
	Shares	Amount	Capital	Shareholder	on	Earnings	on	Total

Balance
30-Apr-04	16,669,902	16,671	1,917,620	-101,202-27,645		121,545-9,017		1,917,972

Issuance of
common
stock for
cash	135,087	135	256,995					257,130

Issuance of
common
stock for								0
stock split	270,175	270	-270

Issuance of
common

stock for
warrants
conversion	184,268	184	192,743					192,927

Issuance of
common
stock for
stock split
for
warrants
conversion	368,535	369	-369					0

Issuance of
common
stock for
acquisition	1,442,424	1,442	4,325,830					4,327,272

Issuance of
common
stock
for services	34,502	34	92,716		-120,000			-27,250

8

Cancellatio
n
Of common
stock for
service	-141,000	-141	-26,649		55,290			28,500

Advance to
shareholder				17,998				17,998

Amortizati
on of
deferred
compensati
on					10,855			10,855

Purchase of
warrants
for cash			356,250					356,250

Foreign
currency
translation
adjustment							-1,400	-1,400

Net
(Losses)						-447,764		-447,764

31-Jan-05	18,963,893		7,114,866	-83,204	-81,500	-326,219	-10,417	6,634,490

L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED JANUARY 31, 2005 AND 2004 (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying un-audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the nine months ended January 31, 2005, are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended April 30, 2004.

L & L Financial Holdings, Inc. (the "Company"), was formally known as Royal Coronado Company Ltd. The Company changed its name to L & L Financial Holdings, Inc. in connection with its acquisition of L & L Investments Holdings, Inc. L & L Investments Holdings, Inc. was a holding company for two operating entities, L & L Financial Holdings Company Ltd., and Global Future Company Ltd. (formerly known as L & L Financial Investments Company Ltd.). Substantial operations are conducted from the representative office in ShenZhen of China. The Company's revenues are generated from its recently acquired subsidiary of LEK (Liuzhou Liuerkong Machinery Company Ltd.) and from some consulting services provided to clients located primarily in Asia.

The Company focuses on acquiring established, manufacturing companies with high growth potential in China. The Company intends to acquire at least 51% equity control over its investments in private Chinese businesses. Management believes that the Company can utilize management practices and technologies common in the United States to restructure and better manage these businesses, improving efficiency and profitability. The Company intends to use its personal networks and personnel in Hong Kong, China and the United States to market its goods and services. Its business is conducted through two wholly-owned subsidiaries. The Company's United States subsidiary manages its own investment portfolios in the companies located in China. The Company, through its Hong Kong subsidiary, performs due diligence and financial consulting services.

The Hong Kong subsidiary, Global Future Company Ltd. incorporated in Hong Kong, performs due diligence services for its Hong Kong and Chinese corporate clients.

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, L & L Investments Holdings, Inc., L & L Financial Holdings Company Ltd., Global Future Company Ltd of Hong Kong. and LEK (Liuzhou Liuerkong Machinery Company Ltd of China). All significant inter-company accounts and transactions are eliminated.

Revenue Recognition - Revenue is earned primarily from sales of goods of LEK air compressor products, and from small consulting services, such as, business strategy, , and/or accounting related services. Revenue includes all amounts that are billed or billable to clients,

Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincide with the time when the goods are delivered to customers and title has passed.

The Company generally enters into fixed-price contracts in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenue from such arrangements is recognized when: i) there is persuasive evidence of an arrangement, ii) the fee is fixed or determinable, iii) goods and services have been rendered and payment has been contractually earned, and iv) collectibility of the related receivable or unbilled revenue is reasonably assured. Sales and fees are generally billed and revenue recognized as good or services are provided and billed to clients based on consistent methods.

Costs of Service – Product cost consists of material cost, direct labor costs and related overhead costs associated with such product and or services. Other contract expenses include costs directly attributable to client engagements related to travel for client service professional staff.

Inventories - Inventories comprise stocks and work–in-progress and are stated at the lower of cost and net realizable value. Cost, calculated on the first-in, first-out basis, comprises materials, direct labor and an appropriate proportion of all production overhead expenditure. Net realizable value is determined on the basis of anticipated sales proceeds less estimated selling expenses

Income taxes - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements. The Company is a US company. Its income from overseas controlled subsidiary is not subject to the US federal income tax, as income is not repatriated to the US is subject to per subpart F of IRS code

Financial Instruments - Financial instruments consist primarily of cash, accounts receivables, related party receivables, investments in equity securities and obligations under a bank credit facility. The carrying amounts of cash, accounts receivable and the credit facility approximate fair value due to the short maturity of those instruments. The carrying value of the related party receivables is estimated on the basis of arms' length transactions.

Use of Estimates - The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards – In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123R is effective for the first interim or annual reporting period of the Company's first fiscal year beginning on or after December 15, 2005. The adoption of SFAS No. 123R is not expected to have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153 "Exchange of Non-Monetary Assets – an Amendment of APB Opinion No. 29" to amend APB No. 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's financial position or results of operations.

In March 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

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

Foreign currency translation – The foreign subsidiaries maintain their financial statements in the local currency which has been determined to be the functional currency. Substantially all operations are conducted in Hong Kong and China and the functional currencies are respectively Hong Kong Dollar and Renminbi (RMB). Assets and liabilities denominated in the foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains and losses resulting from foreign currency transactions are included in the results of operations. There were no material foreign currency gains or losses for the three and nine months ended January 31, 2005 and January 31, 2004.

3. BUSINESS COMBINATION

On December 4, 2004, the Company exchanged 1,442,424 shares of its common stock for approximately 51% ownership of (See Note 1) LiuZhou City No. 2 Air Compressor Co Ltd,

or translated by sound as Liuzhou Liuerkong Machinery Company Ltd ("LEK") The Company has accounted for the transaction as a purchase in accordance with SFAS No. 141.

The following information relates to the LEK acquisition:,

1.	LEK is located at LiuZhou city of south China. LEK is a privately owned entity .It an established company with over 30 years of operations of manufacturing and sales of various air-compressors (80%) of sales and PVC plastic molding machines (20%) of sales A 51% of the LEK equity voting stock was acquired by the Company on December 4, 2004 via an execution of a sales and purchase agreement on that date.

The Company intends to take advantage of rapid growth in China by using the business knowledge of the Company's management while understanding the Chinese culture, languages business opportunities and risks. The Company's management is led by Chinese Americans with a management team, with members who speak the Chinese language, understand the culture. The team can bring U.S. managment philosophies, and, manufacturing quality to China, which may lead LEK to a global company.

2.	The statement of operations through January 31, 2005 includes the results of operations of LEK from the the acquisition date of December 4, 2004.

3.	The aggregated cost of acquisition is $4,327,272. The transaction is a non cash transaction, as the contract is executed by an exchange of L&L's common shares of 1,442,424 (being issued seven days after the acquisition date) with a value of $3.00 per share (mutually agreed by both LEK and L&L) with LEK's 51% of equity. The value of $3.00 per common share was based on the recent private placements of the Company's stock being sold at $3.00 per share. Thus $3.00 was the values assigned to those shares, as the private placement price is used as a basis to determine that value.

4.	Contingent payments, options, or commitments specified in the acquisition agreement and the accounting treatment of each are as follows:

a). Per the acquisition contract, three (3) loans of approx $121,800 (RMB 1,000,000) each from L&L to LEK. Two of the loans have been advanced to LEK on 12/14/2004 and 5/1/2005. The third loan due on 8/30/2005 is to be advanced to LEK. The loans bear a minimal interest rate to be paid by LEK to the Registrant. These loans are designed for the improvement of LEK working capital, as well as for a consolidation and relocation of the existing three LEK manufacturing facilities to a new large, single facility. The objective of these loans is to enhance LEK inventory controls and operational efficiency. b). there is an option that L&L may elect to acquire additional shares of LEK exceeding the 51% control. As of July 28,2005 the Registrant has acquired additional share of 9.4% of LEK, thus the Company increase its equity holding to 60% of LEK as of 7/28/2005. C) If and when possible, L&L is to form a new join-venture company to further gain control and tax benefits of LEK operations. These three loans are recorded as liabilities in the Registrant's balance sheet, until such loans are made to LEK

Condense balances sheet disclosures.

5.	Condensed balance sheet disclosures; In addition, an approx. $9.5 millions of bad debt written off on LEK (of RMB receivables) was made prior to the acquisition date, and an add on of about $4.2 millions on equity due to two items which are reconciled to the US GAAP standards. Consequently, the LEK balance sheet was substantially reduced accordingly prior to L&L acquisition.

The condensed balance sheet of LEK is summarized as follows: (in $000's)

		Per Fair			Per Fair
	Per	Market		Per	Market
	Books	Value		Books	Value

Cash	$640	$640	Accounts Payable	$3,865	$3,865

Accounts
Receivable	4,451	4,451	Other Payable	5,484	5,484

Other Assets	3,820	3,820	Long Tern Liabilities	0	0

Inventories	3,579	3,600

Fixed Assets	1,398	1,402

			Total Liabilities and
Total Assets	$13,888	$13,913	Equity	$9,349	$9,349

6. The purchase price allocation of the total acquisition cost of $4,327,272 is being completed and may be adjusted when a formal third party valuation report is completed.

7. Goodwill of $1,998,922 is recorded by the Registrant on its consolidated balance sheet.
During the Registrant's acquisition of LEK on 12/4/2004 that the purchase price exceeds the net equity acquired. LEK has an intangible brand name of over 50 years, and patent right on
"Liuerkong Air Compressors". A valuation report will be performed by an independent surveyor to evaluate the patent value. Impairment will be recorded if the patent evaluated value is lower than the goodwill appraisal value at the year end.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at January 31, 2005:

Building	$1,820,772
Machinery	3,012,068
Furniture and fixtures and
Office equipment	312,514

Vehicle	335,801
Leasehold improvements	27,524
Total	5,508,679
Less accumulated depreciation	(3,907,618)

Property and equipment, net	$1,601,061

Depreciation expense for the three months ended January 31, 2005 was $36,117, and for the three months ended January 31, 2004 was $1,273. Depreciation expense for the nine months ended January 31, 2005 was $7,316, and for the nine months ended January 31, 2004 was $39,775.

Building of $1,666,926 and machinery of $3,012,068 are in the books of LEK and an independent valuation is being performed at year end to ensure the reasonableness of these costs

5.	NOTE RECEIVABLE

The note receivable was established from the newly acquired subsidiary from the conversion of a trade accounts receivable balance. The unsecured note receivable is due April 1, 2006.

6.	LOAN FROM A CORPORATE SHAREHOLDER of LEK

When the Registrant acquired the LEK, its assets include a loan which is due from an corporation owning a 9.4% minority shares of LEK. The loan amount is secured by assets of a land usage right and a building of this corporate entity. The amount bears a minimal interest. The long term loan is due on in the year of 2007.

7.	BANK LOAN AND BANK LINE OF CREDIT

The Company has overdraft arrangements with two Hong Kong banks.

Overdraft protection with a limit of HK$1,000,000,
approximately US$128,205 as of January 31, 2005. Interest at the Overnight Interbank Rate ( 5%
per annum as of October 31, 2004). The loan
is collateralized by the assets of the Company.
Interest is payable monthly. The Company's balance
due under this facility includes accrued interest.	$123,175

Overdraft protection with a limit of HK$710,000,
approximately US$91,025 as of January 31, 2005. Interest
at the higher of the prime rate for lending
Hong Kong dollars or the Overnight Interbank Rate
plus 0.05% (5 % per annum at January 31, 2005). The

loan is collateralized by deposits in the amount of
US$92,638. Interest is payable monthly. The Company's
balance due under this facility includes accrued interest.	77,905

The Company has bank loans arrangements with two China banks.

Bank loan protection with the properties of the subsidiary
approximately US$618,123 as of January 31, 2005. Interest at
5.31 % per annum. The loan interest is payable monthly.
The Company's balance due under this facility
includes accrued interest.	635,593

$836,673

8.	LONG TERM BANK LOAN

LEK has a term loan arranged with a bank in China. The loan is interest bearing at 5.75% per annum, repayable on December 2007. The loan is secured by the building owned by a third party who is the 9.4% corporate shareholder. The current portion of the loan only relates to the interest which is minimal.

9.	INCOME TAXES

The Registrant is a US incorporated company with its main operations located in China and Hong Kong. The Company is subject to income taxes primarily in three taxing jurisdictions, including China, Hong Kong and the United States. The income of the Registrant is mainly generated in China, via its LEK subsidiary, a controlled foreign entity which is outside the US jurisdiction. As no cash or profit is repatriated from LEK or other subsidiaries to the US, the Registrant is no subject to the US federal taxation, under the Internal Revenue Code.

The Registrant recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. In the three months ended January 31, 2005, and January 31, 2004, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities. During the three months ended January 31, 2005, income is generated from its China subsidiary, LEK is to be used for its expansion in China. The Company had no plan to repatriate its overseas profit nor funds back to U.S. Therefore the Company is not subject to U.S. income tax.

In addition, the Company has a net operating loss carry forward of approximately $550,000 in the past resulting in a deferred income tax asset of approximately $104,000 as of January 31, 2005. The deferred income tax asset is offset by an equal valuation allowance. Income taxes for the nine months ended January 31, 2005, consisted of the following:

The tax payables of the Registrant amounting to $666,428 reported on the balance sheet as of January 31.2005, represent income tax, sales tax and properties tax of LEK payable to foreign government L&L did not have any tax liabilities due to the U.S. federal government.

10. RELATED PARTY TRANSACTIONS

There are two related entities controlled by the shareholder who has a beneficial ownership interest in the Company of approximately 45% as of January 31, 2005. Certain expenses such as rent, personnel costs and other overhead expenses are shared and allocated among these affiliated entities. The results of operations could vary depending on the method of allocating these expenses.

The Company provides office space, professional and technical personnel and marketing leads to one such affiliate, owned by the Company's controlling shareholder. There are numerous contracts entered into by the affiliate for which the Company provides the professional staff for conducting the services to end-user clients. Under the contracts, the affiliate agrees to pay 80% of its billings, as well as reimburse 75% of the professional staff salary and 40% of the administrative staff salary to the Company. During the six months ended January 31, 2005, the Company received total fees from the affiliate for $26,400. The receivable balances related to these billings are included in the amount due from the controlling shareholder and his affiliate's balance. As of January 31, 2005, the amount due related to these billings was $15,000.

Another affiliate a securities brokerage firm which provides assistance in raising capital and other contracted business presentations for the Company. This affiliate shares Seattle office space with the Company in Seattle, Washington. During the six months ended January 31, 2005, the Company incurred expenses, net of fees earned, of $4,170.

As many executive/ employees travel from Hong Kong and China to visit the Seattle Office for business. The overseas employees are not accustomed to the food in the US and the right-hand side driving on the US roads. Some do not have a driver's license For convenience, they stay at a house owned by the majority shareholder of the Company and often cook themselves at the facility. They form a car-pool to the Seattle office, using a company car. A feasibility study reveals that staying in the facility is less expensive than staying in an apartment. Rent for the facility is paid to the Company's majority shareholder. Fees paid for rent for the three months ended January 31, 2004 total $6,026.

The Company borrows and advances funds to its affiliates controlled by its controlling shareholder. The net amount due from the controlling shareholder and his affiliates was $78,515 as of January 31, 2005. $380076 was due to the controlling shareholder as of January 31, 2004. This balance is presented as a component of stockholders' equity due to the control over the ultimate disposition of this balance resting with the controlling shareholder. As of 6/31/2005, there is a balance between which the Registrant due to the controlling shareholder of $19,977.

A loan made from a 9.4% corporate shareholder of LEK is disclosed on Note #6.

11. INVESTMENTS

The Company has equity investments in two (2) smaller privately held companies in distinct industries and at different geographical areas in China. The securities of these investments do not trade on an exchange and do not have a readily determinable fair value in a public market. Investments are recorded at its historical cost. If the fair market is lower than that historical cost, the fair market cost is to be recorded. Investments are analyzed annually by the management for indications of impairment. The Company's investments represent less than 20% of each investee's common equity stock, and no significant influence can be demonstrated. The investments are held on a long-term basis.

Investments as of January 31, 2005 are as follows:

	Year		Ownership
Industry	Purchased	Cost	Interest

Software	2001	$400,500	19.5%
Timber	2001	237,000	19.5%

Air Compressor	2004	60,533	5.0%

		$698,033

Management has determined that there is no impairment of the carrying value of these investments as of October 31, 2004. During the year ended April 30, 2004, the Company capitalized an additional $587,434 in expenditures in the form of cash held in escrow pending the negotiation of final terms related to a prospective business acquisition of a Henan factory in China. In the three-month quarter ended October 31, 2004, the company wrote off the capitalized consulting fee and treated it as an expense due to the investment is withdrawn on December 3, 2004. The investment amount of $560,963.43 was re-deposited into the Company's bank.

The Air Compressors investment of $60,533 represents a 5% investment in a minority shareholder (9.4% equity owner) of LEK. The investment is recorded at cost and no impairment is suggested.

12.	STOCKHOLDERS' EQUITY

a) Private Placement of common stock for the US accredited investors in the US.

The Registrant offers its common shares in private placements under the Reg. D to the US accredited investors to gain capital in order to acquire business in China, starting in June of 2003. The initial PPM offered was at $2.50 per share with a warrant. The price went up to $3.00 since 2/14/2004. Currently, the sales of private placement is at $3.00 for one Company share and one warrant. At the present time, the private placement is conducted by a licensed securities firm, Century Pacific Securities Inc. (member of NASD and SIPC), which is an affiliate to the Registrant due to a common ownership with the largest shareholder of the Registrant.

On July 14, 2004, the Company began issue warrants ( un-registered with the SEC) at $1.25 per unit to raise capital through a private placement. Each unit of the warrant gives the holder the right to purchase the Company's common stock at $2.00 per share. The company has authorized the issuance of 800,000 warrants for this offering. In the six months ended October 31, 2004, the Company issued 285,000 units of warrants for $356,250.

b) A 3 (new)-to-1 (old) securities split in September 2004.

Due to very limited amount of the common shares of the Company which was available and outstanding as of in the beginning of September 2004. Limited of float in public hand may hinder the Registrant's liquidity, when the Registrant starts to trade common shares in a US public market. On September 21, 2004, the Company, in an effort to triple the existing numbers of issued and outstanding equity stocks, including both common shares and warrants, instigated a 3 (new) to 1 (existing) split, effective on September 30, 2004. To accommodate the 3 to 1 split, the Board also resolved to increase the authorized common shares to 120 million (from 6.5 million), the numbers of authorized preferred (convertible) shares to 2.5 million (from 0.5 million), and authorized units of warrants to 9.1 million (from 4.35 million).

c) An acquisition of a Chinese subsidiary (LEK) using its stock valued at $3.00 per share. During the nine months ended January 31, 2005, the Company issued 135,087 common shares for $257,131 and issues additional 270,175 shares as a result of the 3-to-1 split, warrant of 184,265 units converted to shares with receipt of $192,927. Due to the 3-to-1 split, there are 368,535 additional shares issued. In addition, the Registrant issued 1,442,424 additional common shares to acquire 51% ownership of LEK on 12/4/2004, and issued 34,502 shares for the services.

d) Cash sale of shares is recorded net of expenses. The Company recorded the amount of cash received net of the fee and other overhead expenses, including finder commission, printing costs, FedEex charges. The Company ceased to use a finder since 12/2004. It is currently using a licensed securities firm to continue its private placements at a lower costs . The finders' fee was paid at approx. 35% of the subscription received. Consequently, the sales of 135,057 shares of common stock at $3.00 was recorded as cash proceed of $257,130, consisting stock at par of $135, and Paid in Capital of 256,995.

13. Earning (LOSS) PER SHARE

20

]

The Registrant has both common stock and warrants outstanding as of 1/31/2005. To compute the diluted shares, warrants are added to the common stock as if they were converted. The following presents an computation for both basic and diluted earnings per share:

	Three		Nine	Nine
	months	Three months	months	months
	ended	ended	ended	ended
	January 31	January 31	January 31	January 31
	,2005	,2004	,2005	,2004

Net income (loss)	59,099	-9,185	-447,765	-23,769

Number of shares	18,701,835	16,016,958	17,365,520	15,782,640

Per shares-basic	0.0032	-0.0017	-0.0258	-0.0015

Effect of dilutive
warrants	700,326	n/a	n/a	n/a

	19,402,161
Per shares-dilutive	0.003	-0.0017	-0.0258	-0.0045

In addition, the following table listed all types of warrants outstanding as of 1/31/2005:

WARRANTS SUMMARY

Type of warrants	Authorized	Outstanding
	(Units)	(Units)
Warrants (class A)
Re: Attached warrants on PPM @US$2.50	2,000,000	1,502,202

Warrants (class B)
Re: Premium of US$1.25 with exercise price of
US$2.00	1,000,000	340,761

Warrants (class C)
Re: Attached warrants on PPM @US$3.00	1,000,000	825,000

Warrants (class D & E)
Re: Executives / Directors services	5,100,000	1,077,916

Total	9,100,000	3,745,879

14.	GEOGRAPHIC AREA DATA

The Company operates in two (2) reportable income segments. They are: a) sales of air compressors, and b) performed consulting services. As the Company focuses on the manufacturing related activities in China, its income is shifted to the manufacturing related sales. Currently, the Company's major business is operated in China. Its main revenue is generated from LEK located in China. The majority of its assets is located in China and Hong Kong.

For a comparative purpose, the sales of air compressors, a main source of revenue of the Registrant, increased to approx $2,623,251 from $0 in the three months ended January 31, 2005, and 2004 respectively. It is important to be aware that any overseas investment including made in China, has much higher risks than that in the US.

15.	CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks located in Hong Kong and China. Cash balances in these foreign locations are not insured as they do in the U.S. In addition, there are times, when the Registrant's cash deposits maintained at the US banks located in the United States exceed federal government insured limits. As of January 31, 2005, and 2003, the Company had uninsured bank balances of $1,712,243 and $232,555, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable and common stock of its investees. The trade accounts receivable are due primarily from clients in China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 9, the Company does not believe that the carrying value of its investments is impaired at January 31, 2005.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

1. General

The Company is to continue seek opportunities to acquire established, and labor intensive entities in China, to take advantages of China's fast economic growth. When the Registrant receives adequate sponsor and financial support from institutions, it plans to place more weights on the cash flow aspect of the future targets, ensuring even higher quality of the future acquisitions It is important to realize that any investment in China has higher degree of risks than that in the US. The following is a discussion of the results of operations and analysis of financial condition ended January 31, 2005. The following discussion may be understood more fully by reference to the Registrant's financial statements, notes to the financial statements, and the Management's discussion and Analysis or Plan of Operation section contained in the Annual report on Form 10-KSB of the Company, filed with the Securities and Exchange Commission on August 2, 2004.

2. Plan of Operations

The Company plans to continue its strategy through a combination of synergistic strategic acquisitions and or its internal expansion, focusing on the acquisition of business entities located in China. The Company continues to identify and acquire targeted companies within the labor intensive industries as well as to share its business intelligence with business associates to cement its relationship in the business community. The Company plans to continue its strengthening of both the Board of Directors and the management team to cope with the continuous growth. To ensure a quality executive team, the company continues to recruit senior managers in both China and the US, when its financial resources become feasible to do so.

During 2004, L&L sought capital to implement its M & A (mergers and acquisitions) model, and acquire enterprises in China. On December 4, 2004, the Company made a purchase of 51% of equity interest of a manufacturing company, LEK, a limited liability company established and registered in Liuzhou City of south China. The acquisition was executed through an exchange of equity common shares. LEK, with approximately eight hundred (800) workers, primarily manufactures and markets air compressors for industrial usage. It also manufactures plastic injection molding machineries on a smaller scale. The sales portfolio consists of approximately 80% air compressors and 20% plastic injection molding machines. At present, all of LEK's sales are made in the China market and some South East Asian countries.

The sources of funding used in this acquisition model in the future, will include a similar swap of the Company's equity shares, some cash investment and possible of cash loans. It is the Registrant policy to continue its acquisition focus on the south China region so that the management team can best utilize its languages skills and knowledge of China markets, to enhance the shareholders value of holding L&L securities.

3. Results of Operations

As the Company completed its LEK acquisition in 2004, its operational results has been improved for the. quarter ended 1/3/12005. The Company's consolidated financial statements are prepared in accordance with the US generally accepted accounting principles for interim financial information and following the relevant instructions to file a Form 10-QSB. As the quarterly filings are different from the annual filings in the extent of details. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes required and included in the Company's Form 10-KSB.

The results of operations for the three months and nine months ended January 31, 2005, are not necessarily indicative of the results which can be expected for the entire year which will be ended on April 30, 2005.

Total Revenue: The Company recorded revenue of $2,596,851 and $2,623,251 for the three months and nine months ended January 31, 2005, comparing to $179,396 and $358,849 for the same period in 2004. The revenue for the nine months ended January 31, 2005, was increased by $2,264,402 (or 631%) due to the contribution of the revenue from LEK, the newly acquired subsidiary.

Total operating expenses: Due to the LEK acquisition and anticipated further acquisitions, the Company operating expenses are increased propositionally during this quarter. Additional expenses may incur as the management intent to improve its corporate operations by recruiting qualified professionals when financial resource permits. Total operating expenses include Personnel costs and General and administrative expenses. Personnel costs were $247,679 and $466,929 for the three months and nine months ended January 31, 2005, compared to $72,870 and $152,022 for the same period in 2004. The personnel costs for the nine months ended January 31, 2005, increased by $314,907 (or 207%) when compared to the same period of 2004. This increase is mainly due to the continuing strengthening of the management team, by recruitment of additional executives, both in the US and China. As of January 2005, the Company has 16 professional staff compared to 7 staff in the prior year of 2004. For example, L & L recruited Annamarie Swatzell, Esq, as L&L's legal analyst. Ms. Swatzell graduated from the University of Washington, School of Law with a JD degree in 2004, with an emphasis on trial and appellate advocacy. Ms. Swatzell is to work closely with the management team of the Registrant to provide on legal advise to mitigate the Registrant risks.

As of 2/2005, the Registrant also invited Mr. Joe Borich, a US Department of State career diplomat, and a former American Consul General to Shanghai, China to become a Board Member of the Registrant.

Continuing to strengthen the Company's human resources by inviting professionals to join the Company's operation will reduce the Company's risks. It is important to realize that any investment in China has higher degree of risks than that in the US.

Selling, General and Administrative Expenses (SG&A): SG&A were $383,840 and $694,799 for the three months and nine months ended January 31, 2005, as compared to $66,617 and $193,581 for the same period in 2004. The SG&A for the nine months ended January 31, 2005, increased by $501,218 (or 258%) when compared to the same period in 2004. The current increase of SG& A was mainly due to the LEK acquisition and the increase in consultancy fees and increase in traveling and accommodation expenses related to the continuing M&A projects in China.

Interest expenses: Interest expenses totaled $9,751 and $13,463 for the three months and nine months ended January 31, 2005, when compared to $2,621 and $9,263 for the same period in 2004. The interest expenses for~~e~~ the nine months ended January 31, 2005, increased by $4,200 (or 45%) when compared to the same period in 2004. The increase of interest expenses was a result of an increase of the average amount overdrawn in the bank accounts, to finance business operations

Net Income/Loss: Net income was $58,873 for the three months ended January 31, 2005, with an accumulated net loss was $447,991 for the nine months ended January 31, 2005, compared to net income of $37,566 and net income of $13,854 for the same periods in 2004. The accumulated nine month loss of $461,845 (or 3,333% increase) incurred during the current year is due to management determination to focus on acquiring factories. Not to focus on providing consulting services to clients. The acquisition of LEK resulted in to a net increase in revenue of $2,264,402, increase of $314,907 in personnel costs, and increase of $501,218 in SG&A costs in the current year.

Change in Liquidity and Capital Resources:

Operating activities: Net Cash used in operating activities was $1,116,230 during the nine months ended January 31, 2005, compared to net cash provided of $30,147 in 2004. It shows a sharp increase of $1,146,377 (or 3,803%) net cash used in the current period. The increase was mainly due to the combined effect of an increase of net loss by $262,124, decrease of accounts receivable by $496,656, increase of accounts payable by $189,515 and increase of prepayments and other assets by $940,096. The Company's operating cash flow is highly dependent upon its ability to bill for its services and collect these billings in a timely manner.

Investing activities: Net Cash used in investing activities was $465,996 during the current period ended January 31, 2005, when compared to $572,640 of net cash provided during the same period in 2004. The significant increase of $1,038,636 (or 181%) of investment activities was due to the LEK acquisition.

Financing activities: Net Cash provided by financing activities was $2,030,978 for the period ended January 31, 2005, when compared to $623,133 of net cash provided during the same period in 2004. The significant increase of net cash provided by $1,407,845 (or 226%) was primarily due to the proceeds from sales of the Company securities under Reg. D and from the net borrowings on bank lines of credit.

The current assets were $15,415,723 and $764,227 for the periods ended January 31, 2005, and April 30, 2004, respectively. The significant increase in current assets of $14,651,496 (or 1,917%) was primarily due to the increase of inventory by $3,412,985, increase of cash by $2,019,628, increase of accounts receivable by $4,614,009 and increase of prepayment of other assets by $4,578,811 as a result of LEK acquisition.

The current liabilities were $8,117,758 and $254,981 for the periods ended January 31, 2005, and April 30, 2004, respectively. The significant increase of the current liabilities by $7,862,777 (or 3,084%) was primarily due to the LEK acquisition, which increases of bank loans by $631,612, increase of deposits received by $1,460,479, increase of accrued liabilities by $1,049,650 and increase of account payables by $4,054,608.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet financing arrangements.

The Company's current ratio (current assets divided by current liabilities,) a ratio used to determine the Company's ability to pay its short-term liabilities) was 1.92 as of January 31, 2005, compared to 2.30 in the period ending on April 30, 2004. As a general rule, the higher the current ratio, the more likely it is that the company will be able to pay its short-term bills. This decrease in the current ratio is primarily due to the increase in accrued liabilities and increase of bank loans due to the LEK acquisition. It is important to realize that any investment in China has higher degree of risks than that in the US.

Forward Looking Statements:

The company makes written and oral statements from time to time regarding the business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions, identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers, or other representations made by the company to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of the Company. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the private Securities Litigation Reform Act of 1995.

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

Item 3. CONTROL AND PROCEDURES

The Company, under the supervision of the principal executive officer and the principal accounting officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company has concluded that the disclosure controls and procedures, as of the end of the period covered by this report, were designed and functioning effectively to provide reasonable assurances that the information required to be disclosed by the Company in reports filed under the Security Exchange Act of 1934, is recorded, recessed, summarized, and reported within the time periods specified in the SEC's rules and forms. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As required by Rule 15e-15(e) under the Securities Exchange Act of 1934, the Company has evaluated the internal controls over financial reporting to determine whether any changes occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, no such change in the internal controls over financial reporting occurred during the most recent fiscal quarter.

Part II
Item 1. LEGAL PROCEEDINGS
None.
Item 2. CHANGES IN SECURITIES

During the nine months ended January 31, 2005, the company issued 839,397 common shares from private placement at $3.00 per share, and the conversion of warrants to common stock for cash to acquire additional capital of $450,057 (net of fund raising expenses, such as commissions, legal and professional fees, consulting fees, printing and postage).

As of January 31, 2005, the company issued 1,442,424 shares of common stock for the LEK acquisition and 34,502 shares of common stock for the services of directors.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITIES HOLDERS

None.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
31.1 Certificate of Chairman as Required by Rule 13a-14(a)/15d-14.

31.2 Certificate of Acting Comptroller as required by Rule 13a-14(a)/15d-14.

32.1 Certificate of Chairman as Required by Rule 13a-14(b) and Rule 15d-14(b) (17
CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States
Code.

32.2 Certificate of Acting Comptroller as Required by Rule 13a-14(b) and Rule 15d-
14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United
States Code.

(b) Reports on Form 8-K

On December 4th, 2004, the Registrant made a purchase of 51% of equity interest of a manufacturing company, Liuzhou Liuerkong Machinery Co., Ltd ("LEK"), a limited liability company established and registered in Liuzhou City of south China through an exchange of equity common shares. LEK, with approximately one thousand (1,000) workers and employees, primarily manufactures and market air compressors for industrial usage. It also manufactures plastic injection molding machineries on a smaller scale. The sales portfolio consists of approximately 80% air compressor and 20% plastic molding machines. LEK has annual sales of approximately US$12,001,502 for the year ended October 31, 2004. LEK with net loss after tax of approximately US$2,741,647 for the year ended October 31, 2004. LEK's net assets were approximately US$12,120,433 as of October 31, 2004. See Item 9.01 for the financial statements of the past two years. At present, most of the sales of LEK are made in the China market, and some south East Asian countries. Audited financial statements for the past two years are being file with the SEC at a earlier date.

The total consideration of this purchase of LEK is US$4,327,272. The purchase price is made by payment of the Registrant's 1,442,424 common shares valued at US$3 each share. The acquisition has promised with the loans made by L&L to LEK. LEK is to expand and consolidate its operations to ensure continuing profits. See Exhibit A for the contract.

This agreement was signed to mitigate the investment risks to invest in a foreign country, such as China. China is relaxing its various restrictions to US investors. This agreement was signed by 3 parties; 1) Registrant, 2) LEK and 3) Mr. Yang WU (who is the VP of air compressor operation of the Registrant, major shareholder and Chairman of the board of LEK. Mr. Wu is a Chinese citizen who resides in Liuzhou, China, he act as the officer and agent of L&L) on December 4th, 2004.

LEK was founded in Liuzhou City, south China in the 1950s. It was an SOE (State Owned Enterprise) in China and has been privatized prior to the Registrant acquisition on 12/4/2004. LEK specializes in manufacturing and marketing of air compressor (including both the piston-type and screw-leverage type of air compressors) and plastic injection molding machineries. LEK has been a well-known brand name in China over the past many years. LEK developed approximately 21 marketing and service centers, physically located in major cities throughout China to serve its existing customers. LEK has received the ISO9001 quality status since 1996.

L & L acquires 51% of LEK controlling shares and is to inject capital, bring in American accounting and advanced engineering know-how to expand LEK sales to the US. L&L is, to improve LEK's operational efficiency and financial transparency, thus, increase its in profits and integrity, to mitigate risks doing business in China.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.

L & L Financial Holdings, Inc.

Date: July 19, 2005	By: /s/ Dickson V Lee
--------------------------------	--------------------------
Dickson V. Lee, CPA,. Chairman

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.

L & L Financial Holdings, Inc.

Date: July 19, 2005	By: /s/ Terry Lo
--------------------------------	--------------------------
Terry Lo, CPA, Acting Comptroller

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) for the small business issuer and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated Subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report; and c) disclosed in this report any changes in the small business issuer's internal controls over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: July 19, 2005	By: /S/ Dickson Lee
------------------------
Dickson Lee, CPA
CEO

Exhibit 31.2 CERTIFICATIONS

I, Terry Lo, certify that:

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
b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report; and
c) disclosed in this report any changes in the small business issuer's internal controls over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information;
and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:	July 19, 2005	By: /S/ Terry Lo
------------------------
Terry Lo, CPA

Acting Comptroller

Exhibit 32.1

CERTIFICATION PURSUANT TO

     18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of L & L Financial Holdings, Inc. (the "Company") on
Form 10-QSB for the quarter ending January 31, 2005, as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, Dickson Lee, Chairman of the Company,
hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

July 19, 2005	By: /s/ Dickson Lee
------------------------
Dickson Lee, CPA
Chairman & CEO

Exhibit 32.2

CERTIFICATION PURSUANT TO

     18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of L & L Financial Holdings, Inc. (the "Company") on
Form 10-QSB for the quarter ending January 31, 2005, as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, Terry Lo, Acting Comptroller of the Company,
hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

July 19 , 2005	By: /s/	Terry Lo
------------------------
Terry, Lo, CPA
Acting Comptroller

