Form 10KSB
period 2005-04-30
L & L FINANCIAL HOLDINGS INC
filed 2005-12-14
CIK 1137083

CORRESP 1 1234567890 xxxxxxxx CORRESP DOCUMENT ASSEMBLED FOR VALIDATION PURPOSES ONLY ON llyrend05

StaUNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ---------- FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2005

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file number: 000-32505

L & L FINANCIAL HOLDINGS, INC.

------------------------------------------------------

(Exact name of small Business Issuer as specified in its charter)

NEVADA	90-2103949
----------------------------------------------------	-----------------------------------------------
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

720 Third Avenue Suite#1611, Seattle, WA	98104
-------------------------------------------------	----------------------------
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (206) 264-8065 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock $.001 par value (Title of class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for most recent fiscal year ended April 30, 2005 were $ 7,719,527

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2005 there were 18,227,559 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

L & L FINANCIAL HOLDINGS, INC.

2005 Form 10 -KSB Annual Report

Table of Contents
Page
PART I
Item 1.	Description of Business ……………………...…………………………………….3
Item 2.	Description of Property ………………………………………………………..… 4
Item 3.	Legal Proceedings ………………………………………...……………………… 4
Item 4.	Submission of Matters to a Vote of Security Holders …………………………….…….4

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters ………...……….5
Item 6.	Management's Discussion and Analysis or Plan of Operation …………………..…… …5
Item 7.	Consolidated Financial Statements ………………………………………………….10
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
………………………………………………………………….……36
Item 8A.Controls and Procedures …………………………………………………….….….36
Item 8B.Other Information …………………………………………..……………….……36

PART III
Item 9.	Directors and Executive Officers ……………………………………………………37
Item 10.	Executive Compensation ……………………………………………………….….37
Item 11.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters ………………………………………………...….38
Item 12.	Certain Relationships and Related Transactions …………………………..….……….38

PART IV
Item 13.	Principal Accountant Fees and Services 39
Item 14.	Exhibits Report on Form 8-K …………………………….………………...……….39

Signatures………………………………………………………………………...……….40

When we use the terms "we," "us," "our," "L & L" and "the Company," we mean L & L FINANCIAL HOLDINGS, INC., a Nevada corporation, and its subsidiaries.

This report contains forward-looking statements that involve risks and uncertainties. Please see the sections entitled "Forward-Looking Statements" and "Risk Factors" below for important information to consider when evaluating such statements.

Item 1. Description of Business

PART I

L & L Financial Holdings, Inc. ("L & L", the Company") is a ten (10) years old of company. It owns and operates an air compressor subsidiary, LEK, (Liuzhou Liuerkong Machinery Co., Ltd) in China. (see Note 3, Business Combination, below) LEK is the 11th largest air compressor company in China. Its main product, the oil-free type air compressor, ranked as the third (3rd) largest producer in China, according to the report of the China Economic Index, published by the China General Machinery Industrial Association, Air Compressor Chapter, on October 31, 2004.

In order to improve air compressors sales and profits, the Company has identified an American strategic partner to provide high-end US air compressors and to transfer US technology improving LEK operations in China. The Company is in discussions with the LEK minority shareholders, to restructure its air compressor operations. The objective is to form a new Sino-American joint venture in China to take advantage of China tax rebates, and to increase the Company's equity ownership in the air compressor operations targeted at 80%. The Company is also engaging discussions with other targeted companies in China trying to become a leader in the air compressor industry.. Despite some MOUs (memorandum of understanding) were executed, L&L has not made any offer to the targeted companies as of April 30, 2005. The Company is also studying other strategies to increase sales, profits, and ultimately, increase the value of its shareholders.

AVAILABLE INFORMATION

The Company files annual, quarterly and special reports, and other information with the Securities and Exchange Commission, or the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov.

History of the Company

In 1995, Mr. Dickson Lee, CPA and a US securities principal license holder, started the Company in Hong Kong to provide corporate finance and financial consulting services. In 1997, the Company expanded the operations into China and purchased a prime office in downtown area of Shenzhen City, as its China operational center. In September 1998, the Company assisted a few Chinese Companies to list on the US capital markets. In February of 1999, the Company's CEO, due to excellent reputation, was appointed as a judicial member of the Insider Dealing Tribunal of Hong Kong, conducting legal inquiries on companies, which may violate the Insider Dealing Ordinance of Hong Kong. In February of 2000, the Company shifted its focus from a consulting firm to acquire and operate established manufacturing companies in China. In May of 2001, L & L, by a reverse merger, became a SEC public reporting company in the US. In April of 2002, the Company together with China Development Institute (CDI), a China think-tank, began its acquisition project in China. In the same year, the Company acquired minority equity of a computer software company in Chen-Do City, China. During 2002, the Company was appointed as an Economic Advisor by the municipal government of Tong Shan City in China. In 2004, the Company acquired 51% equity interest of an air compressor company, LEK in GuangXi. In 2005, the Company put efforts to attract qualified Board Members and executives. It recruited Mr. Joseph J. Borich, a former US Consul General at Shanghai as a Board Member, and Ms. Annie Swatzell, Esq, as its Legal Analyst. In April of 2005, the Company further engaged Mr. Mark Hiraide, a former Chief of Enforcement, SEC LA regional office, as its independent legal counsel. The Company also established three (3) committees to provide better corporate governance in April 2005. They are the Audit Committee, Compensation Committee and Business Committee.

The Company Corporate Structure

As of April 30, 2005, L & L holds a 100% ownership of three (3) operating entities: L & L Financial Holdings Co. Ltd. (a Nevada incorporated company), Global Future Company Ltd ("Global") (a Hong Kong incorporated company), and L & L Investments Holdings, Inc. (a British Virgin Island incorporated company). The Company also holds 51% equity ownership of LEK, which was acquired in December 2004. The Company uses its Nevada subsidiary to manage the acquired investment portfolios located in China.

L & L maintains two (2) control and command centers for its operations. One is located in Shenzhen City of China, and the other is located in Seattle, Washington. The ShenZhen office supervises operations of its subsidiaries, and collects market intelligence in China. The Company assigns full-time staffers to GuangXi, to improve the LEK operations, internal controls, and inventories efficiency. With its China-in-Country experience developed over the 10 years, the Company is able to communicate effectively with Chinese communities to carry out its strategies for growth. The Company leverages on its American accounting, management skills, and US technology to arbitrage and improve its air compressor operations. When feasible, the Company plans to export the improved air compressors from China to the US, taking advantage of inexpensive labor in China.

Acquisitions and Dispositions of Business Entities in China

Starting in 2002, the Company has invested certain Chinese entities, in small scales, to gain hands-on knowledge of operating business in China. This is an important strategic step, to ensure the Company gains hand-on experience doing business in China. The Company invested in Chengdu Tech-H Information Co. Ltd. ("Tech-H"), a computer software company, and RuiLi Timber Co. Ltd. ("RuiLi"), an agricultural company.( See the subsequent event, below, for the disposal of RuiLi). The Company acquired a Henan PVC project in 2003. The Company voluntarily terminated the acquisition project in 2004, after carefully weighted evidence. The entire cash deposit of $560,963 transferred to Henan PVC factory in China, was repatriated back to the US. As of today, L&L no longer holds the Henan investment.

On December 4th, 2004, L & L made a purchase of 51% of equity interest of an air compressor manufacturing company, LEK, a limited liability company located and registered in Liuzhou City of south China. The LEK acquisition is executed through an exchange of equity common shares between L&L and certain LEK shareholders with cash loans to LEK. LEK has 50 years experience of manufacturing air compressors. LEK has approx eight hundred (800) workers and employees. It engages in product research, design, development of various air compressors (mainly the piston-type, with some screw-type as well as air-dryers). LEK has twenty-three (23) sales and marketing centers covering the entire China geographic territory. Its air compressors, including approx. 100 different specifications, have wide applications in beer manufacturing, metallurgy, petroleum, and medicine production. The brand name of LEK with 50 years of history is well known. Its niche products, the oil-free (non-lubricant) air compressors is ranked as the 3rd largest producer in China. LEK also manufactures plastic injection molding machines on a smaller scale. The sales portfolio consists of approximately 80% air compressors, and 20% plastic molding machines. Prior to the acquisition, LEK had sales of approx US$ 12 million with net profit after tax of approx $1.1 million. LEK's net assets are approximately $11.5 million as of October 31, 2004. All LEK sales are made inside China as of April 30, 2005. It is the Company's intent to: 1) improve LEK existing product quality, 2) export air compressors to the US markets, after product improvements, and 3) increase the Company equity ownership in LEK. These steps are to improve the Company's overall sales and profits. As the Company only owned 51% equity of LEK of April 30, 2005, 49% of LEK profit was removed from the Company's consolidated net income, hurting the Company's bottom line.

The LEK purchase price of $4,327,272 is paid by the Company's 1,442,424 equity common shares valued at US$3.00 each common share, as referenced by the Company's selling its shares at $3.00 to the US accredited investors at the time of executing the acquisition contract. In the acquisition contract, L & L is to provide three (3) installment loans of $120,000 or equivalent of RMB 1,000,000 each, to assist LEK expansion and consolidation its manufacturing operations if certain conditions are met. In June of 2005, L&L increased additional 9.4% of LEK equity through execution of an agreement with certain LEK shareholders. Consequently, L & L owns 60.4% of equity of LEK as of today. The Company believes additional control over LEK operations brings positive benefits to both L&L and LEK.

Item 2. Description of Properties

As of April 30, 2005, the Company occupies a corporate office (approx. 1,800 sq ft) located at 720 Third Avenue, Suite# 1611, Seattle, Washington, 98104. The property is held under a long term operating lease. The Company owns an office property (approximately 2,000 sq ft) located at Suite #2503, United Plaza, Shenzhen city, Guangdong Province, China. This office is about one hour away from Hong Kong. The Company also occupies a villa (approximately 2,700 sq ft) at Silver Lake of Shen Zhen City, under a long term operating lease. This villa serves as a marketing and operational center of the Company. Some staff members live in the facility. As of April 30, 2005, LEK owns three sales offices. They are located at: a) Suite 403 & 404, Guichen Haisan Road, Nahai City, Guangdong, China (approx. 1,400 sq. ft.); b) Suite #1, Guichen Haisan Road, Nahai City, Guangdong, China. (approx. 2,005 sq. ft.), and 3) Room 102, Pujian Road, Shanghai, China office (approx. 1,650 sq. ft.). The LEK subsidiary also has three manufacturing facilities with one warehouse (approx. 100,700 sq. ft.) located at 39, Long Pang Road, Liuzhou, GuangXi, China.

Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

As of April 30, 2005, the Company is a privately held company. Its common shares and warrants are not publicly traded. There is no public market for the Company's common stock and warrants. The Company has retained a lawyer and a securities firm to start the process of getting its common shares publicly traded on a US stock market, OTC-BB, through approvals from the SEC and other regulatory agencies.

Dividends

The Company has not declared or paid any cash dividends on its common stock. It intends to retain earnings, if any, to finance the development and expansion of the business. As a result, the Company does not anticipate paying dividends on our common stock in the foreseeable future. Payment of dividends, if any, will depend on our future earnings, capital requirements and financial position, plans for expansion, general economic conditions and other pertinent factors.

Sales of Securities

To obtain sufficient capital for acquiring projects in China, the Company relying on Reg. D exemption had raised fund from the US accredited investors through private placements in the US. As the Company has submitted its applications to the regulators for public trading of its common shares, the sales of its shares of private placements have ceased since June 2005.

Three (new) to One (old) Split of the Company's securities

To ensure there are sufficient shares for its public float, L & L effectuated a three (new) for one (old) split in September 2004. Consequently, the total issued and outstanding Common Stock of the Company was increased to approximately 16.8 million shares. Total units of warrants issued were increased (see below for details).

Increase in Authorized Shares

To improve the Company's liquidity when its stock is public traded in the US, authorized preferred shares increased from 0.5 million to 2.5 million shares; authorized common shares increased from 6.5 million to 120 million shares, and authorized warrants increased from 4.5 million to 9.1 million units.

Item 6. Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS

DOCUMENT. IN ADDITION TO HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION AND OTHER PARTS OF THIS DOCUMENT CONTAIN CERTAIN FORWARD-LOOKING INFORMATION. WHEN USED IN THIS

DISCUSSION, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED DUE TO A NUMBER OF FACTORS BEYOND OUR CONTROL. WE DO NOT UNDERTAKE TO PUBLICLY UPDATE OR REVISE ANY OF OUR FORWARD-LOOKING STATEMENTS EVEN IF EXPERIENCE OR FUTURE CHANGES SHOW THAT THE INDICATED RESULTS OR EVENTS WILL NOT BE REALIZED. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT ONLY OUR CURRENT VIEWS OF POSSIBLE FUTURE EVENTS.

Plan of Operation

The Company continues its growth, through improvement of LEK sales and products quality. The Company also plans to acquire additional strategic entities to increase its market share, and become a market leader of air compressor industry in China. In doing so, the Company is in discussions with investment institutions seeking their funding. A LEK restructure plan to establish a new Sino-American joint venture and to take maximal advantages of tax incentives in China, is being formulated. The Company is in discussions with a US air compressor company to market US high-end products in China, and to improve LEK products using US technology transfers. The Company is also in a process to recruit an experienced engineer in Seattle, to lead the engineering team in China. As of April 30, 2005, L&L holds only 51% equity of LEK. Accordingly, minority interest (i.e. a 49% of LEK profit) has been excluded from the Company's bottom line, which significantly reduced the Company's net profit margin. The Company plans to increase its equity percentage to as high as 80% in formulating of the new LEK joint venture, to improve its bottom lines.

To mitigate business risks, the Company plans to continue strengthening its Board of Directors, and recruiting additional talents, when its financial resources become feasible.

Pursuing its plan, L&L has retained a lawyer and a US securities firm to have its common shares publicly traded on a US stock market

Results of Operations

1) As the Company completed its LEK acquisition in December 2004, its operational results including sales and profits have been significantly improved for the current year ended on April 30, 2005, as comparing to that of the prior year. 2) The Company's consolidated financial statements are prepared in accordance with the US generally accepted accounting principles (US GAAP). The US GAAP, while allowing a record of 100% of LEK revenue, requires subtraction of a portion of the profit belonging to the minority shareholders from the bottom line of the Company. As of April 30, 2005, the Company owning 51% equity of the LEK operation removed a 49% of net profit being minor interest. Consequently, the Company consolidated results of operations appear to have a much lower profit margin percentage (i.e. recording 100% of LEK income, while only recording 51% of LEK net profit).

Total Revenue:

The Company recorded revenue of $7,719,527 for the year ended April 30, 2005, comparing to $570,502 for the same period in 2004. The increase by $7,149,025 (or 1,253%) is due to the acquisition of LEK operations, which contributed $7,100,865 of revenue in five months.

Total operating expenses:

Due to the acquisition of LEK in the current year, total operating expenses increased as comparing to that of the prior year ending on April 30, 2004. Detailed analysis is as follows:

Personnel costs, accounting for $1,047,520 in the current year, represent an increase of $767,560 (or 274%) as compared to $279,960 over the same period in 2004. $612,077 of which is LEK personal cost after our acquisition and $155,483 is attributed to the personnel expenses of additional quality corporate executives hired in both the US and China as part of the management team as well as for due diligence activities of LEK and other targeted companies).As of April 30, 2005, the Company has 16 professional staff as compared to 7 staff in the prior fiscal year.

Selling, General and Administrative Expenses (SG&A):

SG&A is $1,146,700 for the year ended April 30, 2005. When compared it to $274,709 for the same period in 2004, there is an increase of $871,991 (or 317%).The difference is due to mainly LEK SG&A expense of $737,730 which was included in the Company's financial statements for the first time in the current year. Some small increases were due to administrative expenses relating to consultant fees and traveling related expenses for continuing M&A activities in China incurred in the current yea, as the company continuous seeking merger targets.

Interest expenses:

Interest expenses increase in by $48,072 (or 370%) in the current year, from $12,983 of the prior year ended in April 30, 2004 to $61,055 of the current year ended April 30, 2005. The increase was a result of LEK interest expense of $52,220 included in financial statement for the first time in the current year.

Minority Interest:

As the Company acquired 51% of LEK subsidiary in December of 2004, as a result of consolidation a Minority Interest is shown on the income statement for the first time in the year ended on April 30, 2005. The Company did not consolidate the LEK controlling interest in the prior year, therefore no Minority Interest is shown in 2004.

Net Income:

Net income increased by of $277,745 (or 2,150% increase) during the current year, as comparing $290,676 of net income for the current year ended April 30, 2005 to $12,931 of net income for the prior periods in 2004. The increase net income is due to successfully acquisition of LEK resulting an increase of revenue of $7,100,865 in the current year.

Change in Liquidity and Capital Resources:

The following factors affected the Company's liquidity status and capital resources:

From the operating activities: Net Cash used in operating activities was $1,316,119 during the current year ended April 30, 2005. When compared it to net cash generated of $89,234 in 2004, a sharp decrease of $1,405,353 (or 1,574%) was mainly due to the combined effect of an increase in accounts receivable by $2,376,595, and decrease of accounts payable by $1,190,404, prepayments and other assets by $644,755. The Company's operating cash flow is highly dependent upon its ability to bill for the LEK sales and collect these LEK billings in a timely manner.

Investing activities: Net Cash provided by investing activities was $722,346 during the current year ended on April 30, 2005, while $610,804 used over the same period in 2004. The significant increase of net cash provided of $1,333,150 (or 218%) was due to the Company's withdrawal of its PVC investment in the current year ended in April 2005, while made cash PVC investment in the prior year of 2004.

Financing activities: Net cash provided by financing activities was $2,113,465 for the current year ended April 30, 2005, while $733,030 for the same period in 2004. The significant increase of net cash $1,380,435 (or 188%) was primarily due to the LEK acquisition of $1,280,779, and due to some net borrowings on bank lines of credit.

The current assets of the Company were $12,471,322 and $764,227 for the current year ended on April 30, 2005, and for the prior year ended on April 30, 2004, respectively. The significant increase in current assets of $11,707,095 (or1,532%) was primarily due to the increase of LEK account receivable by $4,239,602, LEK cash by $1,579,523, LEK inventory by $3,761,166, and LEK prepayment of other assets by $1,568,214, as a result of the LEK acquisition made in the current year.

The current liabilities were $8,815,437 and $254,981 for the current year ended on April 30, 2005, and the prior year ended on April 30, 2004 respectively. The significant increase of the current liabilities by $8,560,456 (or 3,357%) was primarily due to the LEK acquisition, which resulting increases of bank loans liabilities of $849,439,Chinese tax payables liabilities of $2,066,927, advanced deposits received of $385,413, account payables of $4,252,912 and accruals of liabilities of $518,068.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

The Company's current ratio (current assets divided by current liabilities, a ratio used to determine the Company's ability to pay its short-term liabilities) is 1.41 as of April 30, 2005, compared to 3.00 in the fiscal year ended on April 30, 2004. As a general rule, the higher the current ratio, the more likely the Company will be able to pay its short-term bills. This decrease in the current ratio is primarily due to the increase in accrued liabilities and bank loans as a result of the LEK acquisition.

RISK FACTORS

In addition to the risk information contained in the following, the risk factors also include the reports we incorporated in Form 10k-SB by reference. Each reader and investor should carefully read and consider these risk factors which may affect the Company's future results and financial conditions.

1.	Risks Relating To The Company and it Business

The Registrant's main business is operating in China. China is a developing country with sophisticated and long history of complicated cultural traditions, which are vastly different from that of the US. The decision making process of China is different than that of the US, which becomes a major risk to the Company. As China is still developing its legal system, laws in China are not the same as that of the US. The business activities conducted in China are not covered by the US Constitution, nor by the American judicial system. Any legal system reversal, social unrest in China could adversely affect the Company business, its financial conditions and results of operations. There are critical risks each investor needs to consider them seriously before making an investment in the Company.

2.	Ownership of Land.

Contrary to the out-right land ownership in the US, land in China is only leased to owners on a long term basis, ranging from 40 to 70 years. This is a system similar to the land lease in New Territory of Hong Kong, during the British colonization in Hong Kong, which ended in 1997. Currently, no law in China prohibits the continuing lease of the same land after the expiration of lease period.

3.	Cultural, Political and Language Differences

There are material cultural, political and language differences between China and the United States, which make business negotiations and doing business more difficult in China than that in the United States. Further, continuing trade surpluses, led by the Chinese export to the US over the US export to China, has become a sensitive political issue in the United States, and various members of United States legislature have threatened trade sanctions against China, if China continues its trade surplus with the US. Current Chinese Administration prefers to emphasize on human controls ("ren zi" in Chinese), instead of resolve problems seeking legal means ("fa zi" in Chinese), which are vastly different than the basis of doing business in the US. American investors should be reminded that, there may not have complete judicial independence in China, as the Communist Party directly controls the judicial practice. In addition, continuous strong economic growth in China with its possible military buildup, may result in American economic sanctions against China that could adversely affect the financial position and results of operations of the Registrant.

4.	Uncertainty of exchange rate of Chinese Currency (RMB) to the US Dollars

Currently, the Chinese RMB currency is set at a fixed rate against the US dollars and other foreign currencies. RMB is not freely exchanged in the global markets. The Chinese currency is considered by many to be under valued against other foreign currencies, and the US dollars. The Chinese RMB thus may appreciate against the US dollars. RMB valued was increased by 2.2% in the summer of 2005. When and if the Chinese Government allows a floating exchange rate, it is expected the RMB will appreciate more in its value. The United States has requested that China allow its currency exchange rate to float freely. Implications of currency fluctuation may or may not be favorable to the Company and its investments in China.

5.	The Company may not repatriate profits to the US.

The Company executed an acquisition contract and acquired LEK equity interest on December 4, 2004. If a foreign investor wishes to freely repatriate its profits from China to a place outside mainly China, the foreign entity must first formulate a Sino-foreign joint venture in China. It is the Company policy to reinvest its profits in China to expand its operations, taking advantage of the China growth momentum. If the Company repatriates its overseas profits to the US, the overseas income is subject to the US income tax, under the US Internal Revenue Code. The Company may not intent to repatriate profits from mainland China to the US. The Company is in process to formulate a Sino-American joint venture. As of April 30, 2005, the Company has not formulated a formal Sino-American joint venture for the LEK operations in China

6.	Reliance upon Key Management

The future success of L & L's investments in China is dependent on the Company's Chinese team, led by its CEO, Dickson Lee, a New York CPA and an US securities principal license holder, who understands the cultural differences, legal and US accounting practices in both sides of the Pacific Ocean.

If one or more of the Company's key personnel are unable or unwilling to continue in their present positions, the Company may not be able to easily replace them, and may incur additional expenses to recruit and train new personnel. The Company's business could be severely disrupted and its financial condition and results of operations could be materially and adversely affected. Furthermore, since the industries the Company invests in are characterized by high demand and intense competition for talent, the Company may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future. The Company cannot assure its investors that it will be able to attract or retain the key personnel needed to achieve our business objectives. Furthermore, the Company does not maintain key-man life insurance for any of its key personnel. Currently, most executives and managers are covered by a one-year term accident insurance policy in China, paid by the Company.

7.	Some Director and Officers reside outside United States

Because most of the Company's directors and officers reside outside of the United States, it may be difficult for investors to enforce his or her rights against them or enforce United States court judgments against them if they live in the PRC. After the consummation of the LEK acquisition, most of the Company's assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights, to effect service of process upon the Company's directors or officers, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of the Company's directors and officers under Federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws.

8.	Insurance Coverage in China

The Company has a very limited business insurance coverage in China. The insurance industry in China is still at an early stage of development. In particular, insurance companies in China offer limited business insurance products. As a result, the executives and managers of the Company only have limited one-year accident insurance coverage. No other business liability or disruption insurance coverage is available for the Company's operations in China, nor for LEK subsidiary in China. Any business disruption, litigation or natural disaster might result in substantial costs and the diversion of resources.

9.	Chinese Legal System/Enforcement of Agreements, Including Acquisition Agreements in China.

The Chinese Legal System is in a developmental stage. In addition, the existing Chinese laws generally are not enforceable to the same extent as that in the US. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, resulting in significant uncertainty as to the outcome of any litigation in China. Consequently, there is a risk that should a dispute arise between the Company and any party with whom the Company has entered into a material agreement in China, the Company may be unable to enforce such agreements under the Chinese legal system. Chinese law will govern almost all of the Company's acquisition agreements, many of which may also require the approval of Chinese government agencies. Thus, the Company cannot assure investors that the target business will be able to enforce any of the Company's material agreements or that remedies will be available outside China.

Moreover, the Registrant is aware that the PRC State Administration of Foreign Exchange ("SAFE") SAFE on October 21, 2005 issued a new circular ("Circular 75"), effective November 1, 2005, which supersedes Circular 11 and Circular 29 ceased to be implemented. SAFE also issued a news release about the issuance of its Circular 75 to make it clear that China's national policies encourage the efforts by Chinese private companies and high technology companies to obtain offshore financing. Circular 75 confirms that the use of offshore special purpose vehicles ("SPV") as holding companies for PRC investments are permitted as long as proper foreign exchange registrations are made with SAFE.

Neither the Registrant nor the Chinese shareholders of LEK from whom the Registrant acquired shares of LEK have made registration with SAFE in connection with the LEK transaction. While it is unclear to what extent the regulations is applied to the Registrant, the Registrant believes that Circular 75 may likely be further clarified by SAFE, in writing or through oral comments by officials from SAFE, or through implementation by SAFE in connection with actual transactions.

The Company is in discussions with LEK to form a new Sino -American joint venture in China in the near future. When the new LEK joint venture is consummated by the Company, the apparent concern may be resolved.

10.	Risks Associated With the Company's Business strategy Contemplating Growth

As a component of the Company growth strategy, it intends to continue to enhance our business development by acquiring other businesses. However, the ability to grow through such acquisitions and joint ventures will depend on the availability of fund, suitable acquisition candidates at an acceptable cost or at all, our ability to compete effectively to attract and reach agreement with acquisition candidates or joint venture partners on commercially reasonable terms, the availability of financing to complete larger acquisitions or joint ventures. In addition, the benefits of an acquisition or joint venture transaction may take considerable time to develop and we cannot assure investors that any particular acquisition or joint venture will produce the intended benefits. Moreover, the identification and completion of these transactions may require us expend significant management and other resources.

11.	The Company Acquisition Strategy May Result In Dilution To Its Stockholders

The Company business strategy calls for strategic acquisition of other businesses. In connection with the acquisition of LEK, the Company issued 1,442,424 shares of our common stock as consideration. It is anticipated that future acquisitions will require cash and issuances of our capital stock, including our common stock. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing. Equity financing would result in dilution for our then current stockholders. Stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our stockholders at the time(s) of these stock issuances and financings. Availability of significant amounts of our common stock for sale could adversely affect its market price.

As of April 30, 2005, there were approximately 18,227,559 shares of our common stock outstanding. Please refer to the Statement of Shareholders Equity for details.

12.	Recently enacted changes in securities laws and regulations are likely to increase our costs

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which became law in July 2002, requires changes in our corporate governance, public disclosure and compliance practices. Sarbanes-Oxley also requires the Securities and Exchange Commission (the "SEC"), to promulgate new rules on a variety of corporate governance and disclosure subjects. We expect these developments to increase our legal and financial compliance costs.

We also expect these developments to make it more difficult and more expensive for the Company to attract and retain additional members of the board of directors, particularly to serve on the Company audit committee, and additional executive officers. In the worst event, there is a probability that the Company may not be able to continue to pay auditor fees, to keep its status as a public company in the US.

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

Item 7. Consolidated Financial Statements

The audited Consolidated Financial Statements of the Company and its subsidiaries are reported in Item 14. (Exhibits and Report on Form 8-K).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of L&L Financial Holdings, Inc.

We have audited the accompanying balance sheets of L&L Financial Holdings, Inc. as of April 30, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L&L Financial Holdings, Inc. as of April 30, 2005 and 2004, and the results of its operations and cash flows for each of two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/EPSTEIN WEBER & CONOVER, PLC Scottsdale, Arizona December 6, 2005

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED APRIL 30

	April 30	April 30
	2005	2004

	Audited	Audited
ASSETS

CURRENT ASSETS:
Cash	$1,978,671	$461,050
Accounts receivable, net	4,861,364	166,570
Notes Receivable	67,014	72,000
Prepayment and other assets	1,803,107	64,607
Inventories	3,761,166	-

Total current assets	12,471,322	764,227

PROPERTY AND EQUIPMENT, net	3,283,463	183,792
GOODWILL	1,463,124	-
LOAN FROM A CORP SHAREHOLDER	4,351,582	-
INVESTMENTS	461,033	1,224,934

Total long term assets	9,559,202	1,408,726

TOTAL ASSETS	$22,030,524	2,172,953

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	4,252,912	7,303
Accrued and other liabilities	1,260,746	42,617
Taxes payable	2,066,927	-
Customer deposits	385,413	-
Bank loan and bank line of credit	849,439	205,061

Total current liabilities	8,815,437	254,981

CONSOLIDATED BALANCE SHEETS (Cont'd)

LONG TERM LIABILITIES:
Long Term Bank Loan	1,210,654	-

TOTAL LIABILITIES	10,026,091	254,981

MINORITY INTEREST	4,738,894	-

STOCKHOLDER'S EQUITY:

Preferred stock, no par value, 2,500,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value, 120,000,000 shares authorized
18,227,559 and 16,669,902 issued and
outstanding	18,228	16,670
Paid -in Capital	6,883,603	1,917,620
Due to/(from) controlling shareholder	42,575	(101,201)
Deferred stock compensation	(80,000)	(27,645)
Foreign currency translation	(11,088)	(9,017)
Retained Earnings	412,221	121,545

Total stockholders' equity	7,265,539	1,917,972

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,030,524	$2,172,953

The accompanying notes are an integral part of these consolidated financialstatements

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED APRIL 30

	April 30	April 30
	2005	2004

REVENUES
Sales (LEK)	$7,100,865	$0
Consulting Income	618,662	570,502

TOTAL REVENUES	7,719,527	570,502

Cost of Goods Sold	4,870,745	-
Consulting Expenses	92,598	-

Gross profit	4,963,343
OPERATING COSTS AND EXPENSES:
Personnel costs	1,047,520	279,960
Selling / General and administrative expenses	1,146,700	274,709

Total operating expenses	2,194,220	554,669

OTHER EXPENSES/(INCOME):
Interest expense	61,055	12,983
Other income (net)	(486,702)	(10,081)

Total other expenses/(income)	(425,647)	2,902

INCOME/(LOSS) BEFORE INCOME TAXES AND MINORITY
INTEREST	987,611	12,931
LESS PROVISION FOR INCOME TAXES	64,083	-

INCOME BEFORE MINORITY INTEREST	923,528	12,931

LESS: MINORITY INTEREST	632,852	-

NET INCOME	290,676	12,931

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(2,071)	(2,240)

Total other comprehensive loss	(2,071)	(2,240)

CONSOLIDATED STATEMENTS OF OPERATIONS (Cont'd)

COMPREHENSIVE INCOME	$288,605	$10,691

NET INCOME PER COMMON SHARE – basic	$0.017	$0.001
NET INCOME PER COMMON SHARE – diluted	$0.016	$0.001
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – basic	17,516,438	16,164,876

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – diluted, under treasury stock method	18,054,805	16,480,043

The accompanying notes are an integral part of these consolidatedfinancial statements

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$290,676	$12,931
Add: Minority interest income	632,852
Adjustments to reconcile net income to net cash
provided by / (used in )operating activities:
Depreciation and amortization	115,939	10,059
Amortization for deferred compensation	12,355	-
Warrant compensation expenses		10,000
Provision for doubtful accounts	155,777	-
Changes in assets and liabilities (net of business acquisition):
Accounts receivable	(2,376,595)	121,867
Inventory	1,206,499	-
Prepaid and other assets	(644,755)	(52,606)
Accounts payable	(1,190,404)	6,502
Accrued liabilities and other liabilities	(196,380)	(26,841)
Taxes payable	677,917	7,322

Net cash (used in)/provided by operating activities	(1,316,119)	89,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Refund from PVC project	554,349
Disposal property and equipment	20,751
Purchases of investment	577,146	(567,355)
Purchases of property and equipment	(429,900)	(43,449)

Net cash used/(provided) in investing activities	722,346	(610,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales and subscriptions(net)	812,559	820,820
Net advances (to) from controlling shareholder	143,777	(78,129)
Net borrowings/ repayments on bank line of credit	1,157,129	(9,661)

Net cash provided by financing activities	2,113,465	733,030

FOREIGN CURRENCY TRANSLATION	(2,071)	(2,240)

CONSOLIDATED STATEMENTOF CASH FLOWS (UNAUDITED)(Cont'd)
INCREASE IN CASH	1,517,621	209,220
CASH, BEGINNING OF YEAR	461,050	251,830

CASH, END OF PERIOD	$1,978,671	$461,050

The accompanying notes are an integral part of these consolidated financial statements

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30

		2005		2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$		0		0
Income taxes	$		0		0

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVTIES
Exchange of the company's common shares of
1,442,424 at a mutually agreed value of $3.00 per share		$4,327,272			0
for exchange of LEK's 51% equity.

The accompanying notes are an integral part of these consolidated financial statements

L&L Financial Holdings,Inc.
CONSOLIDATEDSTATEMENTSOF STOCKHOLDERS'EQUITY
For the years ended April30, 2003, 2004and 2005

				Due
			Additional	(from)/to			Foreign
	CommonStock		Paid-in	Controlling	Deferred	Retained	Currency

	Shares	Amount	Capital	ShareholderCompensation		Earnings	Translation	Total

Balance
April 30, 2003	15,263,940	$15,264	$1,088,206	$(23,072)	$(31,065)	$108,614	$(6,777)	$1151,170

Cancellation of
shares	(474,540)	(475)	(89,850)					(90,325)

Common stock
Issued for cash	1,880,502	1,881	909,264					911,145

Amortization of
deferred stock
compensation					3,420			3,420

Foreign currency
translation adjustment							(2,240)	(2,240)

Advances made
to controlling				(78,129)				(78,129)
shareholder

Warrants issued
for director			10,000					10,000
compensation

Net Profit						12,931		12,931

Balance
April 30, 2004	16,669,902	$16,670	$1,917,620	$(101,201)	$(27,645)	$121,545	$(9,017)	$1,917,972

Issuance of common
stock for cash	409,262	409	262,974					263,383

Issuance of common
stock
For warrants	562,803	563	192,363					192,926
conversion

Issuance of common
stock for acquisition	1,442,424	1,442	4,325,830					4,327,272

Cancellation of
common
stock related to	(750,000)	(750)	(236,250)					(237,000)
rescinded investment

Issuance of common
stock
for director fees	50,000	50	149,950		(150,000)			-

Issuance of common
stock for director
fees due to stock split	4,002	4	(4)					-

Forfeiture of common
stock awards	(160,834)	(160)	(85,130)		85,290			0
Advance (from)/ to				143,776				143,776
shareholder
Amortization of					12,355			12,355
deferred compensation
Purchase of warrants			356,250					356,250
for cash
Foreign currency
translation adjustment							(2,071)	(2,071)
Net Profit						290,676		290,676

April 30, 2005	18,227,559	$18,228	$6,883,603	$42,575	$(80,000)	$412,221	$(11,088)	$7,265,539

The accompanying notes are an integral part of these consolidated financial statements

L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED APRIL 30, 2005 AND 2004

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L Financial Holdings, Inc. (the "Company"), was formally known as Royal Coronado Company Ltd. The Company changed its name to L & L Financial Holdings, Inc. in connection with its acquisition of L & L Investments Holdings, Inc. L & L Investments Holdings, Inc. was a holding company for two operating entities, L & L Financial Holdings Company Ltd., and Global Future Company Ltd. (formerly known as L & L Financial Investments Company Ltd.). These entities primarily conducted business consulting services in the United States and Asia. The Company's operations are conducted from the representative office in ShenZhen of China. The Company's revenues are generated from its recently acquired subsidiary, LEK (Liuzhou Liuerkong Machinery Company Ltd.) and from some consulting services provided to clients located primarily in Asia.

The Company focuses on acquisition of established manufacturing companies with high growth potential in China. The Company intends to acquire at least 51% equity control over its investments in private Chinese businesses. Management believes that the Company can utilize management practices and technologies common in the United States to restructure and better manage these businesses, improving efficiency and profitability. The Company intends to use its personal networks and personnel in Hong Kong, China and the United States to market its goods and services. Its business is conducted through two wholly-owned subsidiaries. The Company's United States subsidiary manages its own investment portfolios in the companies located in China. The Company, through its Hong Kong subsidiary, performs due diligence and financial consulting services.

The Hong Kong subsidiary, Global Future Company Ltd. incorporated in Hong Kong, performs due diligence services for its Hong Kong and Chinese corporate clients.

LEK is a manufacturer of industrial air compressors. Its manufacturing facility is located in China and sales of its products are primarily in China.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash –Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: L & L Investments Holdings, Inc., L & L Financial Holdings Company Ltd., and Global Future Company Ltd. of Hong Kong as well as its 51% owned LEK subsidiary. All significant inter-company accounts and transactions are eliminated.

Revenue Recognition - Revenue is earned primarily from sales of goods of LEK air compressor products, and from small consulting services, such as, business strategy, and/or accounting related services. Revenue includes all amounts that are billed or billable to clients,

Revenue- Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincide with the time when the goods are delivered to customers and title has passed.

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

Costs of Service - Product cost consists of material cost, direct labor costs and related overhead costs associated with such product and or services. Other contract expenses include costs directly attributable to client engagements related to travel for client service professional staff.

Accounts receivable - Majority of the Company's accounts receivable is due from its customers in China. The Company determines any required allowance, by considering a number of factors including length of time trade accounts receivable are past due and the Company's previous loss history. The Company writes off accounts receivable when they become uncollectible. When payments subsequently received on such receivables, they are credited to the allowance for doubtful accounts.

Inventories - Inventories comprise finished goods and work–in-progress and are stated at the lower of cost and net realizable value. Cost, calculated on the first-in, first-out basis, comprises materials, direct labor and an appropriate proportion of all production overhead expenditure. Net realizable value is determined on the basis of anticipated sales proceeds less estimated selling expenses

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 10 years.

Income taxes - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements. Its income from overseas controlled subsidiaries is not subject to the United States federal income taxes, as income not repatriated to the US is subject to the IRS code.

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

Stock-Based Compensation: The Company issued warrants to compensate directors and executive in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and provides the pro forma net earnings and pro forma earnings per share disclosures for employee stock warrants granted, as if the fair-value-based method defined in Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied. In accordance with APB No. 25, compensation expense is recorded on the date a warrant is granted only if the current market price of the underlying stock exceeds the exercise price. The Company has issued two types of warrants (Class D, and Class E). As of April 30, 2005, no options have been granted.

The Company from time-to-time may grant restricted stock to employees and executives to award their services. Compensation cost if any, is to be charged as expenses on the grant date.

The Company follows SFAS 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under SFAS 123, stock compensation is based on the fair value of such instruments. The Company made additional disclosure on Note 22; Employee Stock Option Plan. a) Pro Forma Net Income and Earning Per Share:

Under SFAS 123, the Company's net earnings, and earning per share are adjusted to the pro forma amounts for the years ended April 30, 2005, and 2004, as follows:

(Per $ thousand)	Twelve monthsperiod ended

	4/30/2005	4/30/2004

Net income - as reported	$291	$13

Stock-Based employee compensation

Expense included in reported net income, net of tax	12	3

Total stock-based employee compensation expense

determined, under fair- value-based method for

all rewards, net of tax	(399)	(3)

Pro forma net profit	$291	$13

The fair value of the options granted in the year ended April 30, 2005 was determined based on the minimum value method. That calculation assumed no dividends, 5 year lives and risk free interest rate of 3.25% .

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the years ended April 30, 2005 and 2004.

Recently Issued Accounting Standards - In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123R is effective for the first interim or annual reporting period of the Company's first fiscal year beginning on or after December 15, 2005. The adoption of SFAS No. 123R is not expected to have a material effect on the Company's financial position or results of operations.

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

Earning Per Common Share - The Company has adopted SFAS No. 128, Earnings per Share, which supersedes APB No. 15. Net profit per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earning per share is based upon the weighted average number of common shares outstanding . Diluted net profit per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS (See Note 13).

Foreign currency translation - The foreign subsidiaries maintain their financial statements in the local currency which has been determined to be the functional currency. Substantially all operations are conducted in Hong Kong and China and the functional currencies are respectively Hong Kong Dollar and Renminbi (RMB). Assets and liabilities denominated in the foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains and losses resulting from foreign currency transactions are included in the results of operations. There were no material foreign currency gains or losses for the year ended April 30, 2005 and April 30, 2004.

NOTE 3. BUSINESS COMBINATION

On December 4, 2004, the Company purchased 51% voting ownership interest of LiuZhou City No. 2 Air Compressor Co Ltd, or Liuzhou Liuerkong Machinery Company Ltd. ("LEK"). The acquisition of LEK is recorded under a purchase method of accounting. The LEK purchase price of $4,327,272, based on the negotiated value of LEK's net assets, was paid via an exchange of 1,442,424 of L&L common stock valued at $3.00 each stock. The value of the common stock issued was based on the price received for cash sales of the stock during fiscal 2005. The Company has accounted for the transaction as a purchase. In accordance with SFAS No. 141, the Company consolidates LEK financial position at April 30, 2005 and operational results from December 4, 2004 through April 30, 2005.

The following information relates to the LEK acquisition:

1. LEK, is a privately owned legal entity, incorporated in LuiZhou city, GuangXi, China. It is an established company with over 30 years of operations of manufacturing and sales of various piston-type, low-end, industrial air compressors. As of the date of acquisition, sale of air-compressors represent approx. 80% of LEK total sales, while the PVC plastic molding machines sales represents approx. 20%. As a result of the purchase, 51% of the LEK equity voting stock was acquired by the Company on December 4, 2004 via an execution of a sales and purchase agreement on that date.

The Company identified a US strategic partner to transfer US advanced technology to China. The partner is able to work with the Company to transport its high-end air compressors and its key components to LEK, to increase LEK products portfolio, quality, and sales. The Company is also improving the LEK disciplines, to improve sales efficiency. The Company management team is led by Chinese Americans, who understand the Chinese culture, languages, and business opportunities. The management team believes that if the Company could successfully bring in the US technology to manufacture cost competitive air compressors in China, it would lead LEK into a major player in China market. This growth strategy formulated by the Company is shared by its management team and understood by all LEK shareholders.

2. The consolidated statement of operations of the Company through the current year ended on April 30, 2005 includes the results of operations of LEK from the acquisition date of December 4, 2004.

3. The purchase price indicated on the acquisition contract is $4,327,272. The purchase is a non-cash transaction, as the contract is executed by an exchange of the Company's common shares of 1,442,424 at a mutually agreed value of $3.00 per share for exchange of LEK's 51% of equity. The value of $3.00 per common share is a negotiated price, mutually agreed by both parties, based on the private placements of the Company's stock at $3.00 per share on and around the acquisition date.

4. Contingent payments, options, or commitments specified in the acquisition contract and their accounting treatments are as follows:

a) Per the acquisition contract, three (3) loans of approx $121,800 (RMB 1,000,000) each would be made by L&L to LEK. Two of the installments are made to LEK on 12/14/2004 and 5/1/2005, respectively. The third loan of $121,800 due after year-end and, is to be made on a conditional basis. Those conditions include, LEK management performance meets the budget. The loans bear a minimal interest rate to be paid by LEK to the Registrant. These loans are designed for the improvement of LEK working capital, as well as for a consolidation the existing three LEK manufacturing facilities to a new single plant, to enhance LEK inventory controls and operational efficiency. These inter-company balances are eliminated in consolidation.

b) On June 30, 2005 the Registrant acquired additional 9.4% of LEK equity shares using a stock exchange at $3.00 per share of the Company stock. Thus, the Company increased its equity holding of LEK to 60.4% .

c) L&L plans to form a new Sino-American join-venture company with selected assets of LEK, to focus on air compressor business, to gain further control over LEK, and to enjoy the tax benefits of China.

5. LEK Condensed balance sheet disclosures.

The LEK condensed balance sheet as of December 4, 2004 is summarized as follows:

	Historical	Fair Market		Historical	Fair Market
	Cost	Value		Cost	Value

			Accounts
Cash	$640,024	$640,024	Payable	$4,667,924	$4,667,924

Accounts
Receivable	2,627,109	2,627,109	Other Payable	5,058,532	5,058,532

Other Receivable			Long Term
and Prepayment	5,620,200	5,620,200	Liabilities	146,239	146,239

Inventories	4,837,738	4,967,666	Minority Interest	1,271,717	1,293,802

Fixed Assets	1,042,544	3,050,765	Equity	3,623,203	5,739,267

			Total Liabilities
Total Assets	$14,767,615	$16,905,764	and Equity	$14,767,615	$16,905,764

The total appraised fair market value of LEK assets is $16,905,764 including inventories of $4,967,666 and fixed asset of $3,050,765 are determined on the acquisition date of December 4, 2004, supported by an independent, third party‘s appraisal report. The fair market value of LEK assets is higher than that of the book value at the acquisition date. Per SFAS 141, the cost allocation uses the fair market value of LEK assets and liabilities, resulting a net equity of $5,739,267 of LEK on December 4, 2004. LEK owns other subsidiaries that are consolidated for which there is minority ownership to account for.

6. The allocation of LEK purchase cost of $4,390,150.

Total LEK purchase cost of $4,390,150, which consists of $4,327,272 of stock exchange value, and $62,878 of capitalization of direct acquisition costs, is allocated to two components: 1) the fair market value of LEK's net equity and 2) goodwill. Details are summarized as follows:

Item	Amount

Fair value of assets	$16,905,764
Less: Fair value of liabilities	9,872,695
Minority interest	1,293,802

LEK equity	$5,739,267

Net equity acquired by L&L	$2,927,026	(51% of LEK equity)
Goodwill acquired by L&L	$1,463,124	(see Section 7, below)

Total LEK cost to L&L	$4,390,150

7. Goodwill of LEK in the amount of $1,463,124 is shown on the Registrant's consolidated balance sheet as of April 30, 2005. Goodwill included in the consolidated statement is a result of combing LEK operations into the Company's operations. Goodwill is a residual cost after the cost allocation of the total purchase price of $4,390,150 exceeds the net equity acquired of $2,927,026. The goodwill of LEK is an intangible asset, expected to be indefinite until the disposal of the LEK operations. Goodwill of LEK relates to its established brand name, and the oil-free (non-lubricant) technology incorporated in LEK piston-type air compressors. The Company has not identified any finite lived intangible assets in connection with this transaction.

8. Per the SFAS No. 142, Management determined that there is no impairment of the LEK Goodwill at the end of April 30, 2005. This is, evidenced by an independent appraisal evaluation report indicating that as of April 30, 2005 the fair market value of goodwill of $4,617,433 is higher than the carrying amount of $1,463,124 as of April 30, 2004. As there is only one sales reporting segment of the Company, there is no need to further disclose segments of goodwill. In addition, there is no gain or disposal of the goodwill during the year ended April 30, 2005. On-going test of impairment of goodwill will be made at least on an annual basis in the future for the impairment purposes. Per the SFAS No. 142, there is no need for an amortization of goodwill.

NOTE 4. CASH

The cash balances as of April 30, 2005 and April 30, 2004 consist of:

Item	4/30/2005	4/30/2004

Cash on hand	$12,804	$40,031
Cash in banks	1,965,867	421,019

Total	$1,978,671	$461,050

NOTE 5. ACCOUNT RECEIVABLES

The account receivable balances as of April 30, 2005 and April 30, 2004 consist of:

			4/30/2005			4/30/2004

Item			Bad debt	Account		Bad debt	Account
		Amount			Amount
			provision	receivable, net		provision	receivable, net

Within credit term	(1)	$3,694,676	$ -	$3,694,676	$166,570	-	$166,570
Exceeding due
day 1 to 30 days		237,214	(11,861)	225,353	-	-	-
Exceeding due
day 31 to 180 days		1,255,133	(313,798)	941,335	-	-	-
Exceeding due	(2)
day 181 days		666,109	(666,109)	-	-	-	-

Total		$5,853,132	$(991,768)	$4,861,364	$166,570	-	$166,570

(1)	Based on Chinese business custom, the Company grants approx 30-60 days credit term for their customers.

(2)	The receivable would normally be collected within the180 days.

NOTE 6. NOTES RECEIVABLE

The notes receivable balances as of April 30, 2005 and April 30, 2004 consist of:

Item	4/30/2005	4/30/2004

Amount	$159,014	$92,000
Bad debt provision	(92,000)	(20,000)

Notes receivable, net	$67,014	$72,000

The notes receivable of $67,014 was due from LEK subsidiary. The note receivable incurred in current year, is due on October 27, 2005. The entire amount was collected in October, 2005.

NOTE 7. INVENTORIES

Inventories located at LEK subsidiary consist of the following details as of April 30, 2005 and April 30, 2004:

Item			4/30/2005	4/30/2004

Raw Materials (net)	(1)		$3,169,341	$0
Work in process			919,932	0
Finished Goods			543,108	0

Subtotal			4,632,381	0

Less: Obsolescence			(871,215)	(0)
Provision
Total Inventories		$	3,761,166	$0

(1): Slow moving inventories - raw materials relates to LEK air compressor manufacturing operations. Prior to L&L's acquisition of LEK on 12/4/2004, LEK made bulky purchased of raw materials for price volume discounts. Due to larger volume on hand, some raw materials can not be used in 3 months, thus are considered slow moving. Management believes that these raw materials can be absorbed in the next 6 months, under the current production schedule. Therefore, no provision of slow moving inventories is needed as of 4/30/2005.

NOTE 8. PREPAYMENT AND OTHER ASSETS

Prepayment and other assets consist of the following details as of April 30, 2005 and April 30, 2004:

Item		4/30/2005	4/30/2004

Prepayments	(1)	$345,046	$179
Deposits	(1)	177,415	19,667
Other Receivables	(2)	737,650	44,761
Advances to employees	(3)	542,996	-

Total		$1,803,107	$64,607

(1): It is the business practice in China that Company maintains deposits or prepayments with its vendors and consultants, to ensure timely delivery of goods or services.

(2): Other receivables include account receivable from selling old fixed assets, and other non-air compressors. During the current year, LEK disposed old equipment, metal scraps, and un-usable assts to the general public to streamline its manufacturing facilities.

(3); LEK has some 20 sales and service centers, located through out China and away from LiuZhou factory. Each sale staff of these locations receives some cash advances, in order to conduct LEK business. The advances are recorded under employees' personal names, as advances to employees. The advances are on a replenish basis. In addition, it is the business practice that when employees having business trips, or due to unexpected difficulties, they may obtain an approval to borrow cash advance from the employer, on a temporarily basis. The advances can be collected, either upon demand, upon employees' claim their expenses, or deducted from their salaries. As the Company with LEK factory has. 800 workers and staff as of 4/30/2005, the balance is considered reasonable.

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of April 30, 2005 and April 30, 2004:

Item		4/30/2005	4/30/2004

Building	(1)	$1,020,422	$153,846
RuiLi Project (property, at cost),	(2)	367,948	-
Machinery	(1)	1,811,778	-
Furniture, fixtures & Office equipment		132,349	70,982
Vehicles		129,846	27,011
Leasehold improvements		27,524	26,471

Sub-total		3,489,867	278,310

Less: accumulated depreciation	(3)	(206,404)	(94,518)

Property and equipment, net		$3,283,463	$183,792

(1): The LEK related building cost of $866,575 and machinery cost of $1,811,778 are based on an independent valuation on December 4, 2004.

(2): On April 20, 2005 a verbal agreement was reached that a debtor,. Yong Peng, is to turn over the land usage rights of two parcels and a resort property valued at approx. $400,000 to the Company, to offset two outstanding loans of $367,948 due to the Company. As the formal contract was not signed until July 17 of 2005, the Company reclassified Account Receivables to the Property and Equipment account, under Ruili Property at April 30, 2005. The RuiLi properties may facilitate the Company overall expansion in China. RuiLi properties include: a) a 30 year land usage right on 80.5 Mu of land, with remaining right of 25 yeas expiring on 4/26/2030, b) a 20 year land usage right on 28 Mu of an adjacent land with a reservoir, with a remaining right of 19 years expiring on 12/14/2024, and c) an ecological resort with pepper trees, plants, and bungalows.

(3): Depreciation expenses including LEK are $115,939 and $10,059 for the years ended April 30, 2005 and 2004, respectively.

NOTE 10. INVESTMENTS

The Company made two separate investments in 2001, one in Tech-H Information Co. Ltd. ("Tech-H") located in Cheng-Du city, and the other in RuiLi Timber Co. Ltd. (" RuiLi") located in Rui-Li city, China. The Company, having investing interests of 19.8% of equity in these two investments, recorded these investments at costs. The Company has no significant influence on these entities.

On April 30, 2005, the Company negotiated to return its investment in RuiLi, and received its 750,000 L&L common shares originally issued to the RuiLi timber company. The common shares ware immediately retired, thus reduced the Company's issued and outstanding shares at the same amount. There is no gain or loss of the RuiLi divesture. The carrying value of this investment was $237,000. The rescission transaction was accounted for as a repurchase of shares. Management believed that the carrying value of the investment represented the fair value of the transaction in the return, rather than the $3.00 per share value of the Company's common stock that had been issued for cash during the year.

As of April 30, 2005, the Company still owns a 19.8% investment interest in Tech-H, recorded under an investment are accounted for at cost, consistent with that of the prior year. The audited financial statements of Tech-H indicate the software company is growing and profitable. Therefore, management determined there is no impairment for the software company's investment.

The Company acquired a Henan PVC manufacturing facility in 2003. After carefully weighted all evidence, the Company discussed with the seller and decided on a voluntary basis, to terminate the acquired project in 2004. During the current year ended April 30 2005, the Company successfully reached a rescission agreement with the seller, and withdrew all of its cash deposit of $560,963 from the Henan PVC project in China. The entire cash was repatriated back to a Company's bank account in Seattle. As of April 30, 2005, L&L no longer holds any interest of the Henan project.

In addition, the LEK subsidiary has an investment in another air compressor entity (5%) as of April 30, 2005. This small investment is recorded as an investment account on the balance sheet at April 30, 2005. The investment is recorded at cost and no impairment is suggested.

The summary of two years Investments Accounts as of April 30, 2005 and 2004 is as follows:

	Year	Historical	As of			As of
Item				Purchase	Divesture		Equity
	Purchased	Costs	4/30/2004			4/30/2005	Ownership

Owned by L&L:

Tech-H	2001	$400,500	$400,500	$0	$0	$400,500	19.8%
RuiLi	2001	237,000	237,000	0	237,000	0	0
Henan PVC	2003	587,434	587,434	0	587,434	0	0

Owned by LEK:

Air Compressor Co.	2004	60,533		60,533		60,533	5.0%

			$1,224,934	$60,533	$824,434	$461,033

NOTE 11. ACCRUALSAND OTHERLIABILITIES

Accruals and other liabilities consisted of the following as of April 30, 2005 and April 30, 2004:

Item		4/30/2005	4/30/2004

Accrual expenses :		$538,995	$42,617

a) Selling commissions		217,244	0
b) Office expenses		149,917	0
c) Staff salaries and benefits		63,532	25,083
d) other operation expenses including audit fees		108,302	17,534

Other liabilities	(1)	721,751	0

Total		$1,260,746	$42,617

(1): Other liabilities included employees' social insurance, prepaid rental deposit, and other loans with some other companies. All the liabilities have no repayment terms. They are miscellaneous short term accruals due to month early end cut-off dates. They are not notes payable. These accruals are to be paid off in the next month.

NOTE 12. LOANS DUE FROM A LEK CORPORATE SHAREHOLDER AND ITS AFFILIATES

These loans consisted of the following as of April 30, 2005:

Item		Note	4/30/2005	4/30/2004

Liuzhou No. 2 air compressor Co, Ltd.	(1)	(3)	3,085,440	0
FLUID-MEC International Holdings Co., Ltd	(2)	(3)	1,266,142	0

(1): When the Registrant acquired LEK, its assets included a loan of approximately $3,085,440 due from a corporation which owns a minority share of LEK. The loan amount is fully secured by assets of a land usage right ($5,413,402, which was determined by an evaluation report issued by an independent China evaluation firm, and a commercial properties ($2,780,387) of this corporate entity. The loan allows the Company to take the rental income of the commercial properties (approx. $284,000 per annum) as its interest payment (equivalent to approx 9.3% per annum). The term loan becomes due in the year of 2007. Management believes the loan is fully collectable in 2007.

(2): When the Registrant acquired LEK during the current year, an asset of LEK includes a loan of approx. $1,266,142 due from a corporation which owns a minority share of LEK's affiliate. The loan is charged with 2% interest guaranteed by its shareholders and is due in December, 2007. According the loan contract, the principal and interest will be due, and collected in December 2007. The loan had an income to LEK of $10,551, and to L&L $5,381 during the current year ended on April 30.005. .

(3): The notes are subject to paying interests only, until the full principal balances become due at maturity.

NOTE 13. BANK LOAN AND BANK LINE OF CREDIT
Bank loan and bank line of credit are summarized as follows:

Items		4/30/2005	4/30/2004

Bank loans
L&L	(1)	$213,846	$205,061
LEK subsidiary	(2)	635,593	0

Total		$849,439	$205,061

(1): The Company has overdraft arrangements with a Hong Kong bank. Overdraft protection with a limit of US$300,000 is available in this Hong Kong bank as of April 30, 2005. Interest is charged at the overnight inter-bank rate (2.47% per annum as of April 30, 2005). The loan is collateralized by cash deposits of the Company in the bank, with interest is payable monthly. The Company's balance due under this facility includes accrued interest.

(2): Bank loan collateralized the properties of the subsidiary approximately US$635,593 as of April 30, 2005. Interest is charged at 5.31 % per annum. The loan interest is payable monthly. The Company's loan balance includes interest accrual under this facility.

NOTE 14. LONG TERM BANK LOAN

The LEK subsidiary has a long-term credit arrangement of $1,210,654 with a bank in China. The loan bears interest at 5.76% per annum. Principal is due and repayable on December 2007. The loan is secured by a building owned by a third party. The current accrued interest on the loan is approximately $ 23,244 at April 30, 2005Due to bank's changes in policy in the current year, he bank suggested LEK to make an early settlement of this account. As of July 26, 2005 the long term loan was fully paid by LEK, therefore no further disclosure is needed at this time.

NOTE 15. SEGMENT INFORMATION

The Company operations consist of two distinct segments: a) the LEK air compressors operations, and b) L&L consulting operation.

1) Sales Segment:

For the current year ended April 30, 2005, the LEK air compressors income represented 92% of the total consolidated sales. L&L consulting fee income, through its professional services, is less than 10% of total consolidated sales. For the prior year ended on April 30, 2004, the Company only had consulting income.

The sales segmentsare summarized as follows:

	Year ended on		Year ended on
Sale Segments		%		%
	4/30/2005		4/30/2004

Air compressors	$7,100,865	92%	$0	0%
Consulting	$618,662	8%	$570,502	100%

Total Sales	$7,719,527	100%	$570,502	100%

The Company plans to continue focusing on the air compressor sales and manufacturing activities in China. It plans to include sales of US air compressor products in China to increase the product portfolio, so the air compressor segment will continue to be the dominant segment in the future.

2) Geographic Segment:

During the current year ended on April 30, 2005, the Company's operations are in two geographic locations : 1) in China, and 2) in the US. In the current year, all income is generated in China, and in the five months after LEK's acquisition, LEK contributes sales of $7,100,865. to the Company.

During the current year There is no concentration of LEK sales with any of its customers, suppliers, accounts receivable. As the prior year, the Company did not own the controlling interest in LEK, the concentration disclosure is not needed.

3) Segment by Assets:

The Company's assets consistsof the following:
							( in $Per Thousand )

		4/30/2005				4/30/2004

Assets	L&L	LEK
	airConsolidated			%	L&L	LEK	Total	%
	consulting	compressors

Cash	399	1,580	1,979	9	461	0	461	21

Receivables	622	4,306	4,928	22	238	0	238	11

prepayment	477	1,568	1,803	8	64	0	64	3

Inventories	0	3,761	3,761	17	0	0	0 -	0

PP&E	594	2,689	3,283	15	184	0	184	9

Goodwill	0	0	1,463	7	0	0	0	0

Loan from shareholder	0	4,352	4,352	20	0	0	0	0

Investment	5,408	60	461	2	1,225	0	1,225	56

Total Assets	7,500	18,316	22,030	100	2,172	0	2,172	100

Asset %	17%	83%	100%		100%	0	100%

NOTE 16. INCOME TAXES

The Company‘s main operations are located in China. The Company is subject to income taxes primarily in three taxing jurisdictions, including China, Hong Kong (under China sovereignty) and the United States. The income of the Company is mainly generated via its controlled LEK subsidiary, a controlled foreign entity located in China. As no cash or fund is repatriated from LEK to the US, the Company is not subject to the US federal taxation for both the current year and the prior year ended on April 30, 2005, and 2004, under subpart F, Income from controlled foreign company, of the US Internal Revenue Code.

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company due to the LEK acquisition acquired a net operating loss carry forward of approx. $7,708,480 incurred in the past via LEK operations in China. In the years ended on April 30, 2005 and on April 30, 2004, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities. However, the Company has a net operating loss carry-forward resulting in a deferred income tax asset of approximately $42,080 at April 30, 2005. The deferred income tax asset is offset by an equal valuation allowance. Income taxes for the year ended April 30, 2005 consisted of the following:

	2005	2004

Current (benefit) provision	$42,080	$(1,5,70)

Deferred (benefit) provision	$(42,080)	$1,570

Total income tax provision	$-0 -	$ -0 -

The Company decreased the valuation allowance for the deferred income tax asset by $42,080 in the year ended April 30, 2005.During the year ended on April 30, 2005, income is generated from its China LEK subsidiary, is to be used for its expansion in China. The Company has no plans to repatriate its overseas profit or funds back to the US. Therefore the Company does not anticipate any U.S. income tax in the future. The registrant takes over LEK in the current year, thus it recorded no Chinese tax liabilities to China local government as of April 30, 2004.

The differences between the statutory and effective tax rates are as follows:

	As of 4/30/2005			As of4/30/2004

U.S. federal statutory rates	$2,410	15%		$456	15%

China government rate	$(43,884)	33%		$ - 0 -	0%

Hong Kong flat statutory rate	$(606)	16%		$1,120	16%

Valuation allowance	$42,080			$(1,576)

	$ - 0 -	-0	-%	$ - 0 -	-0	-%

As a result of the LEK operations, its local taxes payable in China at April 30, 2005 was $2,066,927. These payables related to local sales tax, local properties taxes, and miscellaneous tax liabilities of LEK payable to Chinese local governments, and can be postponed temporarily. L&L, a US company, is in contacts with local municipal government, and is in a process to formulate a formal Sino-American joint-venture to bring in US management skills, US technology, capital, to China, which benefit local communities. As according to the China law, a new joint venture may enjoy special Chinese tax rebates and treatments from the governments, thus there is a high probability that the LEK local tax liabilities in China can be mitigated

NOTE 17. RELATED PARTY TRANSACTIONS

There are two related entities controlled by the controlling shareholder of the Company as of April 30, 2005. Certain expenses such as rent, personnel costs and other overhead expenses are shared and allocated among these affiliated entities. The results of operations could vary depending on the method of allocating these expenses.

The Company provides office space, professional and technical personnel and marketing leads to one such affiliate, owned by the Company's controlling shareholder. There are number of contracts entered into by the affiliate for which the Company provides the professional staff for conducting the services to end-user clients and charge the affiliate for professional fees as the Company's income. Under the contracts, the affiliate agrees to pay 80% of its billings, as well as reimburse 75% of the professional staff salary and 40% of the administrative staff salary to the Company. During the year ended April 30, 2005, the Company received total fees from the affiliate for $8,600. The receivable balances related to these billings are included in the amount due from the controlling shareholder and his affiliate's balance. As of April 30, 2005, the amount due related to these billings was $144.

Another affiliate, a securities brokerage firm, provides assistance in raising capital and other contracted business presentations for the Company. This affiliate shares the office space with the Company in Seattle, Washington. During the year ended April 30, 2005, the Company incurred expenses, net of fees earned of $10,380. In August, 2005, the controlling shareholder has applied the disposition of his interest of the securities firm, pending regulators approval. During the year ended April 30, 2005, the Company made loans of $241,896 (RMB2,000,000) to LEK, as LEK working capital to improve its operations. The L&L loan of $241,896 to LEK is eliminated during the consolidation process and is excluded in the Company consolidated balance sheet, as of April 30, 2005.

The Company operates business in China with its corporate office is located in Seattle Many executives of China operations need to travel to the Seattle Office to discuss business and cross train each other. Some overseas managers may not familiar with US customs, food and the right-hand driving on the US roads, nor have a driver's license. For operational efficiency, overseas employees are required to stay at a house owned by the majority shareholder of the Company, so they can cook food at nights at the facility. They also form a carpool to work in Seattle, using a Company car. A feasibility study reveals that staying in the facility is less expensive and more convenient than staying at a hotel or a leased apartment. Rent for the facility is paid to the Company's majority shareholder. Fees paid for rent for the current year ended on April 30, 2005 was $12,156, and for the prior year ended on April 30, 2004 was $12,056.

The Company borrows and advances funds to its affiliates controlled by its controlling shareholder. The net amount due to the controlling shareholder and his affiliates was $42,575 as of April 30, 2005 and $101,201 as of April 30, 2004.

NOTE 18. STOCKHOLDERS' EQUITY

The following events incurred during the current year ended April 30, 2005:

The Company offered its common shares with warrants in private placements under the Reg. D to the US accredited investors, to gain capital for acquisition activities in China starting in June of 2003. The initial PPM offered at $2.50 per share with a warrant convertible at the same price. The share price increased to $3.00 on February 14, 2004. As of April 2005, the

private placement offering is at $3.00 for one L&L common share and one unit of warrant. See Note 21, Fund Raising for additional disclosure.

On July 14, 2004, the Company began to issue warrants at $1.25 per unit to raise capital through a private placement. Each unit of the warrant gives the holder the right to purchase the Company's common stock at $2.00 per share. The Company has authorized the issuance of 800,000 warrants for this offering. In the current year ended April 30, 2005, the Company issued 285,000 units of warrants for $356,250.

Since June of 2005, the Company has stopped its private placement activities, to facilitate its application for the public trading of its common shares with the US authorities.

The Company declared a 3 (new)-for-1(old) common split in September 2004, to increase its issued and outstanding stock, and to improve its float and liquidity when stock is being traded. All stock presented to the Company on May 1, 2003, have been retroactively restated for the effect of this split.

The table below listed the Company's of warrants as of April 30, 2005 and 2004

WARRANTS
SUMMARY
			Beginning					Warrants	Ending
			balance	Activityduringthe year				Expired	balance

Type of Warrants	Date	Authorized	5/1/2004	Issuance	Split	Conversion	Exercised	4/30/2005	4/30/2005

		(Units)	(Units)	(Units)	(Units)	(Units)	(Units)		(Units)
Warrants (class A)
Re: Warrants on PPM
exercise price	Feb-03	2,000,000	630,334	-	1,260,668	(490,800)	-	-	1,400,202
@US$2.50

Warrants (class B)
Re: Warrants on PPM
exercise price	Feb-04	1,000,000	4,167	144,753	241,842	(42,003)	-	-	348,759
@US$3.00

Warrants (class C)
Re: Premium of
US$1.25 with
exercise price	Jul-04	1,000,000	-	285,000	570,000	(30,000)	-	-	825,000
@US$2.00

Warrants (class D)
Re: Executive
exercise price	May -04	1,100,000	-	40,000	80,000	-	-	-	120,000
@US$2.25

Warrants (class E)	May -04	4,000,000	-	850,000	153,749	(47,500)	-	-	956,249
Re: Director
exercise price
@US$3.00

Total		9,100,000	634,501	1,319,753	2,306,259	(610,303)	0	0	3,650,210

See Note 22, Employee Stock Option Plan, for warrants (class D and Class E) issued to executive and director compensations.

NOTE 19. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding during the year. Under the treasury stock method of SFAS #128, the Company computed the diluted earning per share, as if all issued warrants were converted to common stock, and cash proceeds were used to buy back common stock. The following presents both basic and diluted earnings per share, for the two years ended on April 30, 2005 and 2004.

Item	Twelve Months Ended	Twelve Months Ended
	April 30, 2005	April 30, 2004

Net Income	$290,676	$12,931
Number of Shares	17,516,438	16,164,876
Per Share - Basic	$0.017	$0.001
Effect of dilutive shares	538,367	315,167
Number of dilutive shares	18,054,805	16,480,043
Per Share - Diluted	$0.016	$0.001

NOTE 20. CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks located in Hong Kong and China. Cash balances in these foreign locations are not insured as they do in the U.S. In addition, there are times, when the Registrant's cash deposits maintained at US banks located in the United States exceed federal government insured limits. As of April 30, 2005, and 2004, the Company had uninsured bank cash balances of $2,089,517 and $248,313, respectively.

Financial instruments that also potentially subject the Company to concentrations of credit risks are primarily trade accounts receivable and common stock of its investees. The trade accounts receivable are due primarily from clients in China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 9, the Company does not believe that the carrying value of its investments is impaired at April 30, 2005.

Note 21. FUND RAISING

During the current year, the Company conducted fund raising excise, by selling its common shares and warrants to raise working capital from the accredited investors in the US.

When the cash is raised from the sales of the Company common stock and warrants via the private placements during the years, the Company recorded the cash amount received net of the finder fees and other overhead expenses, including finder commission, printing costs, FedEx charges. The Company has ceased to use a finder since December 2, 2004, the Company engaged a licensed securities firm, an affiliate, to continue its private placements activities, until June of 2005. When the finder was used, the Company paid a fee at 35% of the cash received. None of its director, nor management receives any compensation for the assistance of the private sales of the Company shares. For the year ended on April 30, 2005, the Company records cash proceeds of $263,383 via sales of 136,421 common shares at $3.00 each, net of expenses. The amount is recorded as stock sold at par value of $136, and Paid in Capital of $263,247.

NOTE 22. EMPLOYEE STOCK OPTION PLAN

The Company issued two types of warrants, one for executives (warrant class D), and the other for directors (warrant class E). Only directors and senior executives are entitled to receive warrants, as compensations for their services. See Note 18, Stockholders' Equity for reference.

During the current year, no warrants are converted to common shares. As of April 30, 2005, total warrants authorized under Class D and Class E are 1,100,000 units and 4,000,000 units, respectively. During the year ended April 30, 2005, total units of warrants (class D) issued and warrants (class E) issued are 40,000 units and 850,000 units respectively.

Information relating to warrants outstanding and exercisable at May 31, 2005 summarized by exercise price is as follows:

Weighted
	Numberof			Weighted	Number	Weighted
Range of			Average
	Outstandingat			Average	Exercisable at	Average
Exercise			Remaining
	April30,2005			Exercise	April 30,2005	Exercise
Price			Contractual
	(units)			Price	(units)	Price
Life

	Class D	Class E			Class D Class E

$3.00	600,000	956,249	4 Years	$3.00	600,000 512,000	$3.00

During the current year ended April 30, 2005, the Company does not use its equity instruments to acquire goods or services, other than directors' services and reward senior executives. None of the warrants issued are converted as of April 30, 2005.

The following table summarizes two types of warrants and exercise prices, as of April 30, 2005:

	Number of	Number of
Name of Director, executive	Warrants (D)	Warrants (E)	Warrants
	issued and	issued and	convertible price
	outstanding	outstanding

Olmsted , Director		7,500	$3.00
Leung, Director		181,250	$3.00
Lee, Director		604,166	$3.00
Locke, Director, ex -executive	120,000		$2.25
Kiang, Director		61,666	$3.00
Sheppard, Director		51,667	$3.00
Borich, Director		50,000	$3.00

Total units issued	120,000	956,249

NOTE23. COMMITMENTS AND CONTINGENCIES
a) Operating Leases

The Company leases its Seattle office and Silver Lake facility in China under two separate long-term, non-cancelable leases, expiring in March, and June of 2006 respectively. The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises. Rental expenses for the years ended April 30, 2005 and 2004 were $61,060 and $60,826, respectively.

The future minimum lease payments required under the operating leases is $26,565.

NOTE 24. SUBSEQUENT EVENTS

On June 30, 2005, the Company acquired additional 9.4% equity of LEK. As a result, the Company has 60.4% control over LEK.

On July 17, 2005, the Company signed a contract to take over the RuiLi project.

In September 2005, the Company reached an understanding with Sullivan-Palatek (SP), a US compressor manufacturer located in Michigan City, Indiana, to market SP synergetic air compressors in China. It is also agreed in principle that SP would assist LEK product quality improvement. There is no formal commitment or contingencies between SP and the Company.

The Company is in a process to seek institutional funding to facilitate its new joint venture with LEK operation in China to take advantage of Chinese tax rebates, to increase its equity percentages in LEK.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 8A. Controls and Procedures

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

Item 8B. Other information
None.

Item 9. Directors and Executive Officers a) Board of Directors

Part III

Dickson V. Lee, CPA, founder & Chairman since 1995. He has been a Judicial Member of the SEC Insider Dealing Tribunal of Hong Kong since 1999. Mr. Lee is an advisor of International Leadership Foundation of Washington, D.C. He has been a New York CPA for over 20 years, and was associated with Peat Marwick & Mitchell (KPMG) and NYNEX (now Verizon) in New York City. Mr. Lee is a US citizen, speaks three languages. He shuttles between Seattle and China. He earned an MBA from Dalhousie University in 1975.

Joseph J Borich, MBA, Independent Director since February 2005. He is also the Executive Director of the Washington State China Relations Council, which represents over 100 major American corporations interested in China, including Boeing and Microsoft. In 1997 Mr. Borich was the American Consul General at Shanghai, China. He also served as an American Foreign Service Officer for twenty-five years. Mr. Borich speaks Mandarin.

Nicol Leung, CPA, Director since September 2003. Ms. Leung was a Comptroller of the Company since 1995. She resigned her management position to take care of family in 2004 while remains as a Board Member. Ms. Leung was an executive of Hang Seng Bank of Hong Kong before joining the company. She earned a Bachelor of Commerce degree from University of Wollongong in Australia.

Shirley Kiang, MBA, Independent Director since March 2004. She was associated with Read-Rite (Thailand) as Finance Director from 1995 to 2002. She earned her MBA degree in the University of Massachusetts at Amherst in 1979. Ms. Kiang speaks both Mandarin and English.

Charles Sheppard, Independent Director since August, 2004. He has 30 years of experience as a senior executive in telecommunications in the US and Asia. Mr. Sheppard was associated with NYNEX (now Verizon) in Hong Kong in the 1990s. Mr. Sheppard graduated from Royal Melbourne Institute of Technology, Australia.

b) Executive officers
There are only two officers in the Company, at the present time.
Dickson Lee CPA, CEO. See above in Item 9.

Edwin Li, Vice President since November 2003. He was Deputy General Manager of Yue Xiu Finance Company Ltd., a licensed broker dealer, insurance agent, money lender in Hong Kong, and Group Treasury Manager of Yue Xiu Enterprises Ltd. a major financial investment arm of Guangzhou municipal government. Mr. Li assists the CEO managing the company's operations and leads the acquisition teams in China. Mr. Li earned a BBA degree from Simon Fraser University in Canada. Edwin shuttles between Seattle and Hong Kong.

Item 10. Executive & Director Compensation

No executive in the company takes salaries over $80,000 per year in 2005. The Company provides housing allowances to the CEO. The CEO did not take any cash salaries in 2003.

Directors receive no monthly cash compensation. The Company pays $3,000 per month to a non-profit organization to retain one director service as directors.

The Company issued 54,002 common shares to new member of Board of Directors as the 5-year service compensations. The issued shares cover a 5 year service period, if a director resigned prior the 5th year, the pro-rated shares may be repatriated back to the Company.

Warrants of the Company are issued to the Company directors (or former directors) to compensate director's services. Warrants exercisable in the four years after issuance date are given free as an incentive for help the Company to grow. There is no cash effect on both recipients of warrants. There is no taxable gain until a warrant is disposed for a gain. The conversion price of warrants to directors is the same as offered to the private investors. Except that Mr. D. Lee, founder & Chairman, owns 604,166 units of Warrants as of April 30, 2005. None of other directors has more than 200,000 units of warrants. None of the directors has exercised the warrants.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 30, 2005 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.

	Name of Beneficial	Amount and Nature
Class of Stock		of Beneficial	Percent
	Owner	Ownership

Common	Dickson Lee	7,650,000	42.0%
Common	Kathy C Au	1,200,000	6.6%
Common	Li Xiang	1,200,000	6.6%
Common	Wu Yang	1,442,424	7.9%
Common	Other investors	6,735,135	36.9%

Total issued &		18,227,559	100.0%
outstanding

Item 12. Certain Relationships and Related Transactions

There are two (2) related entities controlled by the controlling shareholder of the Company as of April 30, 2005. Certain expenses such as rent, personnel costs and other overhead expenses are shared and allocated among these affiliated entities. The results of operations could vary depending on the method of allocating these expenses.

The Company provides office space, professional and technical personnel and marketing leads to one such affiliate, Loral CPA LLC, owned by the Company's controlling shareholder. There are a number of contracts entered into by the affiliate, for which the Company provides the professional staff for conducting the services to end-user clients and charge the affiliate for professional fees. Theses fees are recorded as the Company income. Under the contracts, the affiliate agrees to pay 80% of its billings, as well as reimburse 75% of the professional staff salary and 40% of the administrative staff salary to the Company. During the year ended April 30, 2005, the Company received total fees from the affiliate for $8,600. The receivable balances related to these billings are included in the amount due from the controlling shareholder and his affiliate's balance. As of April 30, 2005, the amount due related to these billings was $144.

Another affiliate, a securities brokerage firm, provides assistance in raising capital and other contracted business presentations for the Company. This affiliate shares the office space with the Company in Seattle, Washington. During the year ended April 30, 2005, the Company incurred expenses, net of fees earned of $10,380. In August, 2005, the controlling shareholder has applied for a disposition of his interest of the securities firm, pending regulators approval.

Part IV
Item 13. PrincipalAccountant Fees and Services
	Item	2005	2004

	Audit Fee:
	Audit-Related Fess (1)	$85,400	$43,000
	Other fees	-	-

	Total audit fees	$85,400	$43,000

(1)	Representing estimated aggregatefees forprofessional services related to the year-end audit. Amount excluding quarterlyreview fees.

Item 14. Exhibits and Report on Form 8-K
1.	Independent auditor's report on Financial Statements.

2.	The LEK acquisition contract (English translation).

3.	The independent CPA firms' evaluation report on LEK fixed assets and inventories on the acquisition date (English Translation).

4.	The independent CPA firms' evaluation report on LEK goodwill on brand -name and others (English translation).

The following list describes the exhibits filed as part of this report on Form 10-KSB:

EXHIBIT	DESCRIPTION
NUMBER

31.1	Certificate of Chairman as Required by Rule 13a-14(a)/15d -14.

31.2	Certificate of Acting Comptroller as required by Rule 13a-14(a)/15d-14.

32.1	Certificate of Chairman as Required by Rule 13a-14(b) and Rule 15d -14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certificate of Acting Comptroller as Required by Rule 13a-14(b) and Rule 15d -14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Reports on Form 8-K

On December 4th, 2004, the Registrant made a purchase of 51% of equity interest of a manufacturing company, Liuzhou Liuerkong Machinery Co., Ltd ("LEK"), a limited liability company established and registered in Liuzhou City of south China through an exchange of equity common shares. LEK, with approximately one thousand (1,000) workers and employees, primarily manufactures and market air compressors for industrial usage. It also manufactures plastic injection molding machineries on a smaller scale. The sales portfolio consists of approximately 80% air compressor and 20% plastic molding machines. LEK has annual sales of approximately US$12,001,502 for the year ended October 31, 2004. At present, most of the sales of LEK are made in the China market, and some to south-east Asian countries. Audited financial statements for the past two years are being file with the SEC at an earlier date.

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

LEK was founded in Liuzhou City, south China in the 1950s. It was a SOE (state owned enterprise) in China and has been privatized prior to the Registrant acquisition on 12/4/2004. LEK specializes in manufacturing and marketing of air compressor (including both the piston-type and screw-leverage type of air compressors) and plastic injection molding machineries. LEK has been a well-known brand name in China over the past many years. LEK developed approximately 21 marketing and service centers, physically located in major cities throughout China to serve its existing customers. LEK has received the ISO9001 quality status since 1996.

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

L & L FINANCIAL HOLDINGS, INC.

Date: December 12, 2005	By: /S/ Dickson Lee

------------------------
Dickson Lee, CPA
Chairman

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

Date: December 12, 2005	By: /S/ Dickson Lee

------------------------
Dickson Lee, CPA
Chairman

CERTIFICATIONS OF ACTING COMPTROLLER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry Lo, certify that:

1.	I have reviewed this annual report on Form 10-KSB of L&L Financial Holdings, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date: December 12, 2005	By: /S/ Terry Lo

---------------------------
Terry Lo, CPA
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

Date: December 12, 2005	By: /S/ Dickson Lee

------------------------
Dickson Lee, CPA
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

CERTIFICATION PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Terry Lo, L & L Financial Holdings, Inc. (the "Company"), hereby certify, to my knowledge, that:

(1)the Company's Annual Report on Form 10-KSB for the year ended April 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.

Date: December 12, 2005	By: /S/ Terry Lo

---------------------------
Terry Lo, CPA
Acting Comptroller

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.

