Form 10KSB/A
period 2005-04-30
L & L FINANCIAL HOLDINGS INC
filed 2005-12-15
CIK 1137083

CORRESP 1 1234567890 xxxxxxxx CORRESP DOCUMENT ASSEMBLED FOR VALIDATION PURPOSES ONLY ON f10ksb2005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ---------- FORM 10-KSB

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

