Form 10KSB/A
period 2005-04-30
L & L FINANCIAL HOLDINGS INC
filed 2006-01-10
CIK 1137083

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

Item 1. Description of Business

PART I

L & L Financial Holdings, Inc. ("L & L", the Company") is a ten (10) year old company. It owns and operates an air compressor subsidiary, LEK, (Liuzhou Liuerkong Machinery Co., Ltd) in China. (see Note 3, Business Combination, below) LEK is the 11th largest air compressor company in China. Its main product, the oil-free type air compressor, ranked third (3rd) in sales in China, according to the report of the China Economic Index, published by the China General Machinery Industrial Association, Air Compressor Chapter, on October 31, 2004.

In order to improve air compressor sales and profits, the Company has identified an American strategic partner to provide high-end US air compressors and to implement US technology to improve LEK operations in China. To achieve this end, the Company is in discussions with the LEK minority shareholders, to restructure its air compressor operations. The objective is to form a new Sino-American joint venture in China to take advantage of China tax rebates, and to increase the Company's equity ownership in the air compressor operations (targeted at 80%). The Company is also talking with other targeted companies in China in order to become a leader in the air compressor industry.. Despite some MOUs (memorandum of understanding), L&L has not made any offer to the targeted companies as of April 30, 2005. The Company is also studying other strategies to increase sales, profits, and ultimately, increase the value of its shares.

AVAILABLE INFORMATION

The Company files annual, quarterly and special reports, and other information with the Securities and Exchange Commission, or the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov.

History of the Company

In 1995, Mr. Dickson Lee, a CPA and US securities principal license holder, started the Company in Hong Kong to provide corporate finance and financial consulting services. In 1997, the Company expanded the operations into China and purchased a prime office in the downtown area of Shenzhen City, as its China operational center. In September 1998, the Company assisted a few Chinese companies to list on the US capital markets. In February of 1999, the Company's CEO, was appointed as a judicial member of the Insider Dealing Tribunal of Hong Kong, conducting legal inquiries on companies, that may have violated the Insider Dealing Ordinance of Hong Kong. In February of 2000, the Company shifted its focus from consulting firm to acquiring and operating established manufacturing companies in China. In May of 2001, L & L, by a reverse merger, became a SEC public reporting company in the US. In April of 2002, the Company together with China Development Institute (CDI), a China think-tank, began its acquisition project in China. In the same year, the Company acquired minority equity of a computer software company in Chen-Do City, China. During 2002, the Company was appointed as an Economic Advisor by the municipal government of Tong Shan City in China. In 2004, the Company acquired 51% equity interest of an air compressor company, LEK in GuangXi. In 2005, the Company sought out qualified Board Members and executives. It recruited Mr. Joseph J. Borich, a former US Consul General at Shanghai as a Board Member, and Ms. Annie Swatzell, Esq, as its Legal Analyst. In April of 2005, the Company further engaged Mr. Mark Hiraide, a former Chief of Enforcement, SEC LA regional office, as its independent legal counsel. The Company also established three (3) committees to provide better corporate governance in April 2005. They are the Audit Committee, Compensation Committee and Business Committee.

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

L & L maintains two (2) control and command centers for its operations. One is located in Shenzhen City of China, and the other is located in Seattle, Washington. The ShenZhen office supervises operations of its subsidiaries, and collects market intelligence in China. The Company assigns full-time staffers to GuangXi, to improve the LEK operations, internal controls, and inventories efficiency. With its base in China experience developed over the last ten years, the Company is able to communicate effectively with Chinese communities to carry out its strategies for growth. The Company leverages on its American accounting, management skills, and US technology to arbitrage and improve its air compressor operations. When feasible, the Company plans to export the improved air compressors from China to the US, taking advantage of inexpensive labor in China.

Acquisitions and Dispositions of Business Entities in China

Starting in 2002, the Company has invested certain Chinese entities, on a small scale, to gain hands-on knowledge of operating a business in China. This is an important strategic step, to ensure the Company gains hands-on experience doing business in China. The Company invested in Chengdu Tech-H Information Co. Ltd. ("Tech-H"), a computer software company, and RuiLi Timber Co. Ltd. ("RuiLi"), an agricultural company.( See the subsequent event, below, for the disposal of RuiLi). The Company acquired a Henan PVC project in 2003. The Company voluntarily terminated the acquisition project in 2004, after carefully weighting evidence. The entire cash deposit of $560,963 transferred to Henan PVC factory in China, was repatriated back to the US. As of today, L&L no longer holds the Henan investment.

On December 4th, 2004, L & L made a purchase of 51% of equity interest of an air compressor manufacturing company, LEK, a limited liability company located and registered in Liuzhou City of south China. The LEK acquisition is executed through an exchange of equity common shares between L&L and certain LEK shareholders with cash loans to LEK. LEK has 50 years experience of manufacturing air compressors. LEK has approximately eight hundred (800) workers and employees. It engages in product research, design, development of various air compressors (mainly the piston-type, with some screw-type as well as air-dryers). LEK has twenty-three (23) sales and marketing centers covering the entire geographic territory of China. Its air compressors, including approx. 100 different specifications, have wide applications in beer manufacturing, metallurgy, petroleum, and medicine production. The brand name of LEK with 50 years of history is well known. Its niche product, the oil-free (non-lubricant) air compressor enjoys the 3rd largest sales of this type of air compressor in China. LEK also manufactures plastic injection molding machines on a smaller scale. The sales portfolio consists of approximately 80% air compressors, and 20% plastic molding machines. Prior to the acquisition, LEK had sales of approx US$ 12 million with net profit after tax of approx $1.1 million. LEK's net assets were approximately $11.5 million as of October 31, 2004. All LEK sales were made inside China as of April 30, 2005. It is the Company's intent to: 1) improve LEK existing product quality, 2) export air compressors to the US markets, after product improvements, and 3) increase the Company equity ownership in LEK. These steps are to improve the Company's overall sales and profits. As the Company only owned 51% equity of LEK as of April 30, 2005, 49% of LEK profit was removed from the Company's consolidated net income, hurting the Company's bottom line.

The LEK purchase price of $4,327,272 is paid by the Company's 1,442,424 equity common shares valued at US$3.00 each common share, as referenced by the Company's selling its shares at $3.00 to the US accredited investors at the time of executing the acquisition contract. In the acquisition contract, L & L is to provide three (3) installment loans of $120,000 or equivalent of RMB 1,000,000 each, to assist LEK expansion and consolidation its manufacturing operations if certain conditions are met. In June of 2005, L&L increased additional 9.4% of LEK equity through execution of an agreement with certain LEK shareholders. Consequently, L & L owns 60.4% of equity of LEK as of today. The Company believes additional control over LEK operations will bring positive benefits to both L&L and LEK.

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

Sales of Securities

To obtain sufficient capital for acquiring projects in China, the Company relying on Reg. D exemption had raised fund from US accredited investors through private placements in the US. As the Company has submitted its applications to the regulators for public trading of its common shares, the sales of its shares of private placements have ceased since June 2005.

Three (new) to One (old) Split of the Company's securities

To ensure sufficient shares for its public float offering, L & L effected a three (new) for one (old) split in September 2004. Consequently, the total issued and outstanding Common Stock of the Company was increased to approximately 16.8 million shares. Total units of warrants issued were increased (see below for details).

Increase in Authorized Shares

To improve the Company's liquidity when its stock is publicly traded in the US, authorized preferred shares increased from 0.5 million to 2.5 million shares; authorized common shares increased from 6.5 million to 120 million shares, and authorized warrants increased from 4.5 million to 9.1 million units.

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

Plan of Operation

The Company continues its growth, through improvement of LEK sales and products quality. The Company also plans to acquire additional strategic entities to increase its market share, and become a market leader in the air compressor industry in China. In doing so, the Company is in discussions with investment institutions seeking their funding. A LEK restructure plan to establish a new Sino-American joint venture and to take maximum advantage of tax incentives in China, is being formulated. The Company is in discussions with a US air compressor company to market US high-end products in China, and to improve LEK products using US technology. The Company is also in the process of recruiting an experienced engineer in Seattle, to lead the engineering team in China. As of April 30, 2005, L&L held only 51% equity of LEK. Accordingly, minority interest (i.e. a 49% of LEK profit) has been excluded from the Company's bottom line, which significantly reduced the Company's net profit margin. The Company plans to increase its equity percentage to as high as 80% in formulating the new LEK joint venture, to improve its bottom lines.

To mitigate business risks, the Company plans to continue strengthening its Board of Directors, and recruiting additional talents, when its financial resources make adding new members feasible.

Pursuing its plan, L&L has retained a lawyer and a US securities firm to have its common shares publicly traded on a US stock market

Results of Operations

1) As the Company completed its LEK acquisition in December 2004, its operational results including sales and profits were significantly improved for the current year ended on April 30, 2005, as compared to that of the prior year. 2) The Company's consolidated financial statements are prepared in accordance with the US's generally accepted accounting principles (US GAAP). The US GAAP, while allowing a record of 100% of LEK revenue, requires subtraction of a portion of the profit belonging to the minority shareholders from the bottom line of the Company. As of April 30, 2005, the Company owning 51% equity of the LEK operation removed a 49% of net profit being minor interest. Consequently, the Company consolidated results of operations appear to have a much lower profit margin percentage (i.e. recording 100% of LEK income, while only recording 51% of LEK net profit).

Total Revenue:

The Company recorded revenue of $7,719,527 for the year ended April 30, 2005, compared to $570,502 for the same period in 2004. The increase by $7,149,025 (or 1,253%) is due to the acquisition of LEK operations, which contributed $7,100,865 of revenue in five months.

Total operating expenses:

Due to the acquisition of LEK in the current year, total operating expenses increased as comparing to that of the prior year ending on April 30, 2004. Detailed analysis is as follows:

Personnel costs, accounting for $1,047,520 in the current year, represent an increase of $767,560 (or 274%) as compared to $279,960 over the same period in 2004. $612,077 of which is LEK personal cost after our acquisition and $155,483 is attributed to the personnel expenses of additional quality corporate executives hired in both the US and China as part of the management team as well as for due diligence activities of LEK and other targeted companies).As of April 30, 2005, the Company had 16 professional staff as compared to 7 staff in the prior fiscal year.

Selling, General and Administrative Expenses (SG&A):

SG&A is $1,146,700 for the year ended April 30, 2005. When compared to $274,709 for the same period in 2004, there is an increase of $871,991 (or 317%).The difference is due mainly to an LEK SG&A expense of $737,730 which was included in the Company's financial statements for the first time in the current year. Some small increases were due to administrative expenses relating to consultant fees and travel expenses for continuing M&A activities in China incurred in the current year, as the company continually seeks merger targets.

Interest expenses:

Interest expenses increased by $48,072 (or 370%) in the current year, from $12,983 in the prior year ended in April 30, 2004 to $61,055 in the current year ended April 30, 2005. The increase was a result of LEK interest expense of $52,220 included in financial statement for the first time in the current year.

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

Change in Liquidity and Capital Resources:

The following factors affected the Company's liquidity status and capital resources:

From the operating activities: Net Cash used in operating activities was $1,316,119 during the current year ended April 30, 2005. When compared to net cash generated of $89,234 in 2004, a sharp decrease of $1,405,353 (or 1,574%) was mainly due to the combined effect of an increase in accounts receivable of $2,376,595, and decrease of accounts payable of $1,190,404, prepayments and other assets of $644,755. The Company's operating cash flow is highly dependent upon its ability to bill for the LEK sales and collect these LEK billings in a timely manner.

Investing activities: Net Cash provided by investing activities was $722,346 during the current year ended on April 30, 2005, while $610,804 covered the same period in 2004. The significant increase of net cash provided of $1,333,150 (or 218%) was due to the Company's withdrawal of its PVC investment in the current year ended in April 2005, while it made the PVC investment in the prior year of 2004.

Financing activities: Net cash provided by financing activities was $2,113,465 for the current year ended April 30, 2005, while $733,030 for the same period in 2004. The significant increase of net cash $1,380,435 (or 188%) was primarily due to the LEK acquisition of $1,280,779, and due to some net borrowings on bank lines of credit.

The current assets of the Company were $12,471,322 and $764,227 for the current year ended on April 30, 2005, and for the prior year ended on April 30, 2004, respectively. The significant increase in current assets of $11,707,095 (or1,532%) was primarily due to the increase of LEK accounts receivable by $4,239,602, LEK cash by $1,579,523, LEK inventory by $3,761,166, and LEK prepayment of other assets by $1,568,214, as a result of the LEK acquisition made in the current year.

The current liabilities were $8,815,437 and $254,981 for the current year ended on April 30, 2005, and the prior year ended on April 30, 2004 respectively. The significant increase of the current liabilities by $8,560,456 (or 3,357%) was primarily due to the LEK acquisition, which resulted in increases of bank loans liabilities of $849,439,Chinese tax payables liabilities of $2,066,927, advanced deposits received of $385,413, account payables of $4,252,912 and accruals of liabilities of $518,068.

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

1.	Risks Relating To The Company and its Business

The Registrant's main business is operating in China. China is a developing country with a sophisticated and long history of complicated cultural traditions, which are vastly different from the US. The decision-making process in China is different than that of the US, which becomes a major risk to the Company. As China is still developing its legal system, laws in China are not the same as those of the US. The business activities conducted in China are not covered by the US Constitution, nor by the American judicial system. Any legal system reversal, social unrest in China could adversely affect the Company business, its financial conditions and results of operations. There are critical risks each investor needs to consider seriously before making an investment in the Company.

2.	Ownership of Land.

Contrary to the out-right land ownership in the US, land in China is only leased to owners on a long term basis, ranging from 40 to 70 years. This is a system similar to the land lease in New Territory of Hong Kong, during the British colonization in Hong Kong, which ended in 1997. Currently, no law in China prohibits the continuing lease of the same land after the expiration of the lease period.

3.	Cultural, Political and Language Differences

There are material cultural, political and language differences between China and the United States, which make business negotiations and doing business more difficult in China than in the United States. Further, continuing trade surpluses, -- China exports more goods to the US than the US exports to China-- has become a sensitive political issue in the United States, and various members of the United States legislature have threatened to impose trade sanctions against China, if China continues its trade surplus with the US. The current Chinese Administration prefers to emphasize human controls ("ren zi" in Chinese), instead of resolving problems through legal means ("fa zi" in Chinese), which is vastly different than the basis of doing business in the US. American investors should be reminded that, complete judicial independence does not exist in China, as the Communist Party directly controls the courts. In addition, continuous strong economic growth in China with its possible military buildup, may result in American economic sanctions against China that could adversely affect the financial position and results of operations of the Registrant.

4.	Uncertainty of exchange rate of Chinese Currency (RMB) to the US Dollars

Currently, the Chinese RMB currency is set at a fixed rate against the US dollar and other foreign currencies. RMB is not freely exchanged in the global markets. The Chinese currency is considered by many to be under valued against other foreign currencies, and the US dollar. The Chinese RMB thus may appreciate against the dollar. RMB valued increased by 2.2% in the summer of 2005. When and if the Chinese Government allows a floating exchange rate, it is expected the RMB will appreciate more in its value. The United States has requested that China allow its currency exchange rate to float freely. Implications of currency fluctuation may or may not be favorable to the Company and its investments in China.

5.	The Company may not repatriate profits to the US.

The Company executed an acquisition contract and acquired LEK equity interest on December 4, 2004. If a foreign investor wishes to freely repatriate its profits from China to a place outside mainly China, the foreign entity must first formulate a Sino-foreign joint venture in China. It is the Company policy to reinvest its profits in China to expand its operations, taking advantage of the China growth momentum. If the Company repatriates its overseas profits to the US, the overseas income is subject to the US income tax, under the US Internal Revenue Code. The Company does not intent, therefore, to repatriate profits from mainland China to the US. The Company is instead in the process of to formulating a Sino-American joint venture. As of April 30, 2005, the Company has not formulated a formal Sino-American joint venture for the LEK operations in China

6.	Reliance upon Key Management

The future success of L & L's investments in China is dependent on the Company's Chinese team, led by its CEO, Dickson Lee, a New York CPA and an US securities principal license holder, who understands the cultural differences, legal and US accounting practices on both sides of the Pacific Ocean.

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

7.	Some Director and Officers reside outside the United States

Because most of the Company's directors and officers reside outside of the United States, it may be difficult for an investor to enforce his or her rights against them or enforce United States court judgments against them if they live in the PRC. After the consummation of the LEK acquisition, most of the Company's assets are located outside of the United

States. It may therefore be difficult for investors in the United States to enforce their legal rights, to effect service of process upon the Company's directors or officers, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of the Company's directors and officers under Federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws.

8.	Insurance Coverage in China

The Company has a very limited business insurance coverage in China. The insurance industry in China is still at an early stage of development. In particular, insurance companies in China offer limited business insurance products. As a result, the executives and managers of the Company only have limited one-year accident insurance coverage. No other business liability or disruption insurance coverage is available for the Company's operations in China, nor for LEK subsidiary in China. Any business disruption, litigation or natural disaster could result in substantial costs and the diverting of resources.

9.	Chinese Legal System/Enforcement of Agreements, Including Acquisition Agreements in China.

The Chinese Legal System is in a developmental stage. In addition, the existing Chinese laws generally are not enforceable to the same extent as in the US. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, resulting in significant uncertainty as to the outcome of any litigation in China. Consequently, there is a risk that should a dispute arise between the Company and any party with whom the Company has entered into a material agreement in China, the Company may be unable to enforce such agreements under the Chinese legal system. Chinese law will govern almost all of the Company's acquisition agreements, many of which may also require the approval of Chinese government agencies. Thus, the Company cannot assure investors that the target business will be able to enforce any of the Company's material agreements or that remedies will be available outside China.

Moreover, the Registrant is aware that the PRC State Administration of Foreign Exchange ("SAFE") SAFE on October 21, 2005 issued a new circular ("Circular 75"), effective November 1, 2005, which supersedes Circular 11 and Circular 29. SAFE also issued a news release about the issuance of its Circular 75 to make it clear that China's national policies encourage the efforts by Chinese private companies and high technology companies to obtain offshore financing. Circular 75 confirms that the use of offshore special purpose vehicles ("SPV") as holding companies for PRC investments are permitted as long as proper foreign exchange registrations are made with SAFE.

Neither the Registrant nor the Chinese shareholders of LEK from whom the Registrant acquired shares of LEK have made registration with SAFE in connection with the LEK transaction. While it is unclear to what extent the regulations is apply to the Registrant, the Registrant believes that Circular 75 may likely be further clarified by SAFE, in writing or through oral comments by officials from SAFE, or through implementation by SAFE in connection with actual transactions.

The Company is in discussions with LEK to form a new Sino -American joint venture in China in the near future. When the new LEK joint venture is consummated by the Company, the apparent concern may be resolved.

10.	Risks Associated With the Company's Business strategy Contemplating Growth

As a component of the Company growth strategy, it intends to continue to enhance our business development by acquiring other businesses. However, the ability to grow through such acquisitions and joint ventures will depend on the availability of fund, suitable acquisition candidates at an acceptable cost or at all, our ability to compete effectively to attract and reach agreement with acquisition candidates or joint venture partners on commercially reasonable terms, the availability of financing to complete larger acquisitions or joint ventures. In addition, the benefits of an acquisition or joint venture transaction may take considerable time to develop and we cannot assure investors that any particular acquisition or joint venture will produce the intended benefits. Moreover, the identification and completion of these transactions may require us to expend significant management and other resources.

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

We also expect these developments to make it more difficult and more expensive for the Company to attract and retain additional members of the board of directors, particularly to serve on the Company audit committee, and additional executive officers. In a worst-case scenario, there is a probability that the Company may not be able to continue to pay auditor fees, to keep its status as a public company in the US.

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

Any forward-looking statement made by or on behalf of the Company is relevant only as of the date on which such statement is made. The forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, the Company does not undertake any obligation to update or keep current either (i) any forward-looking statement that don't reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause the future results to differ materially from historical results or trends, results anticipated or planned by the company, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of the Company.

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

The accompanying notes are an integral part of these consolidated financialstatements

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED APRIL 30

	April 30	April 30
	2005	2004

REVENUES
Sales (LEK)	$7,100,865	$0
Consulting Income	618,662	570,502

TOTAL REVENUES	7,719,527	570,502

Cost of Goods Sold	4,870,745	-
Consulting Expenses	92,598	-

Total Cost	4,963,343

Gross Profit	2,756,184	570,502
OPERATING COSTS AND EXPENSES:
Personnel costs	1,047,520	279,960
Selling / General and administrative expenses	1,146,700	274,709

Total operating expenses	2,194,220	554,669

OTHER EXPENSES/(INCOME):
Interest expense	61,055	12,983
Other income (net)	(486,702)	(10,081)

Total other expenses/(income)	(425,647)	2,902

INCOME/(LOSS) BEFORE INCOME TAXES AND MINORITY
INTEREST	987,611	12,931
LESS PROVISION FOR INCOME TAXES	64,083	-

INCOME BEFORE MINORITY INTEREST	923,528	12,931

LESS: MINORITY INTEREST	632,852	-

NET INCOME	290,676	12,931

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(2,071)	(2,240)

Total other comprehensive loss	(2,071)	(2,240)

CONSOLIDATED STATEMENTS OF OPERATIONS (Cont'd)
COMPREHENSIVE INCOME	$288,605	$10,691

NET INCOME PER COMMON SHARE – basic	$0.017	$0.001
NET INCOME PER COMMON SHARE – diluted	$0.016	$0.001
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – basic	17,516,438	16,164,876

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – diluted, under treasury stock method	18,054,805	16,480,043

The accompanying notes are an integral part of these consolidated financialstatements

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

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Cont'd)

INCREASE IN CASH	1,517,621	209,220
CASH, BEGINNING OF YEAR	461,050	251,830

CASH, END OF PERIOD	$1,978,671	$461,050

The accompanying notes are an integral part of these consolidatedfinancialstatements

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

L&L Financial Holdings, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY

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

The Company focuses on the acquisition of established manufacturing companies with high growth potential in China. The Company intends to acquire at least 51% equity control over its investments in private Chinese businesses. Management believes that the Company can utilize management practices and technologies common in the United States to restructure and better manage these businesses, improving efficiency and profitability. The Company intends to use its personal networks and personnel in Hong Kong, China and the United States to market its goods and services. Its business is conducted through two wholly-owned subsidiaries. The Company's United States subsidiary manages its own investment portfolios in the companies located in China. The Company, through its Hong Kong subsidiary, performs due diligence and financial consulting services.

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

NOTE 11. ACCRUALS AND OTHER LIABILITIES

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

Nicol Leung, CPA, Director since September 2003. Ms. Leung was a Comptroller of the Company since 1995. She resigned her management position to take care of family in 2004 while remaining as a Board Member. Ms. Leung was an executive of Hang Seng Bank of Hong Kong before joining the company. She earned a Bachelor of Commerce degree from University of Wollongong in Australia.

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

Item 10. Executive & Director Compensation

No executive in the company has a salary over $80,000 per year in 2005. The Company provides housing allowances to the CEO. The CEO did not take any cash salary in 2003.

Directors receive no monthly cash compensation. The Company pays $3,000 per month to a non-profit organization to retain one director service.

The Company issued 54,002 common shares to a new member of the Board of Directors as a 5-year service compensation. The issued shares cover a 5 year service period, if a director resigned prior the 5th year, the pro-rated shares may be repatriated back to the Company.

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

This agreement was signed to mitigate the risks of investing in a foreign country, such as China. China is relaxing its various restrictions to US investors. This agreement was signed by 3 parties; 1) Registrant, 2) LEK and 3) Mr. Yang WU (who is the VP of air compressor operation of the Registrant, major shareholder and Chairman of the board of LEK. Mr. Wu is a Chinese citizen who resides in Liuzhou, China, he act as the officer and agent of L&L) on December 4th, 2004.

LEK was founded in Liuzhou City, south China in the 1950s. It was a SOE (state owned enterprise) in China and has been privatized prior to the Registrant acquisition on 12/4/2004. LEK specializes in manufacturing and marketing of air compressor (including both the piston-type and screw-leverage type of air compressors) and plastic injection molding machineries. LEK has been a well-known brand name in China over the past thirty years. LEK developed approximately 21 marketing and service centers, physically located in major cities throughout China to serve its existing customers. LEK has received the ISO9001 quality status since 1996.

L & L acquires 51% of LEK controlling shares and works to inject capital, bring in American accounting and advanced engineering know-how to expand LEK sales to the US. By improving LEK's operational efficiency and financial transparency, L & L will thus increase its profits and integrity, and mitigate the risks doing business in China.

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

