Form 10QSB
period 2005-07-31
L & L FINANCIAL HOLDINGS INC
filed 2006-01-23
CIK 1137083

CORRESP 1 1234567890 xxxxxxxx CORRESP DOCUMENT ASSEMBLED FOR VALIDATION PURPOSES ONLY ON f10qsb1q2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter Ended on July 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From May 1, 2005 to July 31, 2005

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
Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock as of
July 31, 2005 was 18,497,418

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

1

L & L FINANCIAL HOLDINGS, INC.

Report on Form 10-QSB For Third Quarter Ended July 31, 2005 Table of Contents

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of July 31, 2005 and 2004

	July 31	April 30
	2005	2005

	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash	$1,085,897	$1,978,671
Accounts receivable, net	5,060,748	4,861,364
Notes Receivable	12,346	67,014
Prepayment and other assets	1,978,090	1,803,107
Inventories	3,423,111	3,761,166

Total current assets	11,560,192	12,471,322

PROPERTY AND EQUIPMENT, net	3,139,866	3,283,463
GOODWILL	1,591,704	1,463,124
LOAN FROM A CORP SHAREHOLDER	4,784,770	4,351,582
INVESTMENTS	462,228	461,033

Total long term assets	9,978,568	9,559,202

TOTAL ASSETS	$21,538,760	22,030,524

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	3,768,961	4,252,912
Accrued and other liabilities	1,591,631	1,260,746
Taxes payable	2,304,570	2,066,927
Customer deposits	563,016	385,413
Bank loan and bank line of credit	648,148	849,439

Total current liabilities	8,876,326	8,815,437

CONSOLIDATED BALANCE SHEETS (Cont'd)

LONG TERM LIABILITIES:
Long Term Bank Loan	-	1,210,654

TOTAL LIABILITIES	8,876,326	10,026,091

MINORITY INTEREST	4,364,577	4,738,894

STOCKHOLDER'S EQUITY:

Preferred stock, no par value, 2,500,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value, 120,000,000 shares
authorized 18,497,418 and 18,227,559 issued and
Outstanding	18,498	18,228
Paid -in Capital	7,690,510	6,883,603
Due to/(from) controlling shareholder	49,178	42,575
Deferred stock compensation	(75,500)	(80,000)
Foreign currency translation	83,624	(11,088)
Retained Earnings	531,547	412,221

Total stockholders' equity	8,297,857	7,265,539

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,538,760	$22,030,524

The accompanying notes are an integral part of these consolidated financial statements

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three months ended July 31, 2005 and 2004

	July 31	July 31
	2005	2004

REVENUES
Sales (LEK)	$3,273,524	$0
Consulting Income	20,000	18,400

TOTAL REVENUES	3,293,524	18,400

Cost of Goods Sold	(2,361,155)	-
Consulting Expenses	(41,056)	-

Total Cost of sales	(2,402,211)	-
Gross Profit	891,313	18,400
OPERATING COSTS AND EXPENSES:
Personnel costs	(387,237)	(114,798)
Selling / General and administrative expenses	(503,534)	(66,124)

Total operating expenses	(890,771)	(180,922)

OTHER EXPENSES/(INCOME):
Interest income / (expense) (net)	54,976	(2,670)
Other income (net)	273,944	420

Total other expenses/(income)	328,920	(2,250)

INCOME/(LOSS) BEFORE INCOME TAXES AND MINORITY
INTEREST	329,462	(164,772)
LESS PROVISION FOR INCOME TAXES	-	-

INCOME BEFORE MINORITY INTEREST	329,462	(164,772)

LESS: MINORITY INTEREST	(210,136)	-

NET INCOME	119,326	(164,772)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	94,712	(501)

Total other comprehensive loss	94,712	(501)

5

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Cont'd)

COMPREHENSIVE INCOME $	214,038	$(165,273)

NET INCOME PER COMMON SHARE – basic	$0.007	$(0.010)
NET INCOME PER COMMON SHARE – diluted	$0.006	$(0.010)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – basic	18,319,724	16,883,316

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – diluted, under treasury stock method	18,858,091	16,883,316

The accompanying notes are an integral part of these consolidatedfinancialstatements

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
Three months ended July 31, 2005 and 2004
	2005		2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,326		$(164,772)
Add: Minority interest income	210,136
Adjustments to reconcile net income to net cash
provided by / (used in )operating activities:
Depreciation and amortization	62,973		3,658
Amortization for deferred compensation	4,500		(27,145)
Stock issued as compensation for director's fee			31,500
Provision for inventory	(489)		-
Changes in assets and liabilities (net of business acquisition):
Accounts receivable	(145,296)		58,570
Inventory	404,851		-
Prepaid and other assets	(312,771)		(59,688)
Accounts payable	(556,958)		(7,303)
Accrued liabilities and other liabilities	656,063		(10,463)
Net cash (used in)/provided by operating activities	442,335		(175,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	54,907
Purchases of property and equipment	(5,630)		(2,448)

Net cash used/(provided) in investing activities	49	,,277	(2,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales and subscriptions(net)	9,600		225,882
Net advances (to) from controlling shareholder	6,603		(44,738)
Net borrowings/ repayments on bank line of credit	(1,424,500)		(22,801)

Net cash provided by financing activities	(1,408,297)		158,343

FOREIGN CURRENCY TRANSLATION	23,911		(501)

7

CONSOLIDATED STATEMENT OFCASH FLOWS (UNAUDITED) (Cont'd)
INCREASE/(DECREASE) IN CASH	(892,774)	(20,249)
CASH, BEGINNING OF YEAR	1,978,671	461,050

CASH, END OF PERIOD	$1,085,897	$440,801

The accompanying notes are an integral part of these consolidated financial statements

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
Three months ended July 31, 2005 and 2004

	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$32,738		0
Income taxes	$0		0

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Exchange of the company's common shares of 265,859
at a mutually agreed value of $3.00 per share for	$797,577		0
exchange of LEK's 9.4% equity.

Exchange of equipment for note receivable	168,743

The accompanying notes are an integral part of these consolidated financial statements

L&L Financial Holdings, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the years ended April30, 2003, 2004and 2005

				Due
			Additional	(from)/to			Foreign
	CommonStock		Paid-in	Controlling	Deferred	Retained	Currency

	Shares	Amount	Capital	Shareholder	Compensation	Earnings	Translation	Total

Balance
April 30, 2005	18,227,559	$18,228	$6,883,603	$42,575	$(80,000)	$412,221	$(11,088)	$7,265,539

Issuance of common
stock for cash	4,000	4	9,596					9,600

Issuance of common	265,859	266	797,311					797,577
stock for acquisition

Advance (from)/ to				6,603				6,603
shareholder

Amortization of					4,500			4,500
deferred compensation

Foreign currency
translation adjustment							94,712	94,712

Net Profit						119,326		119,326

July 31, 2005	$18,497,418	$18,498	$7,690,510	$49,178	$(75,500)	$531,547	$83,624	$8,297,857

The accompanying notes are an integral part of these consolidated financial statements

L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: L & L Investments Holdings, Inc., L & L Financial Holdings Company Ltd., and Global Future Company Ltd. of Hong Kong as well as its 60.4% owned LEK subsidiary. All significant inter-company accounts and transactions are eliminated.

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

Financial Instruments - Financial instruments consist primarily of cash, accounts receivables, related party receivables, and investments in equity securities and obligations under a bank credit facility. The carrying amounts of cash, accounts receivable and the credit facility approximate fair value due to the short maturity of those instruments. The carrying value of the related party receivables is estimated on the basis of arms' length transactions.

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

Stock-Based Compensation: The Company issued warrants to compensate directors and executive in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and provides the pro forma net earnings and pro forma earnings per share disclosures for employee stock warrants granted, as if the fair-value-based method defined in

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied. In accordance with APB No. 25, compensation expense is recorded on the date a warrant is granted only if the current market price of the underlying stock exceeds the exercise price. The Company has issued two types of warrants (Class D, and Class E). As of July 31, 2005, no options have been granted.

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

a) Pro Forma Net Income and Earning Per Share:

Under SFAS 123, the Company's net earnings, and earning per share are adjusted to the pro forma amounts for the three months ended July 31, 2005, and 2004, as follows:

(Per $ thousand)	Three monthsperiod ended

	7/31/2005	7/31/2004

Net income - as reported	$119	$(165)

Stock-Based employee compensation

Expense included in reported net income, net	0	3
of tax

Total stock-based employee compensation
expense

determined, under fair- value-based method
for

all rewards, net of tax	0	(3)

Pro forma net profit	$119	$(165)

The fair value of the options granted in the period ended July 31, 2005 was determined based on the minimum value method. That calculation assumed no dividends, 5 year lives and risk free interest rate of 3.25% .

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the first quarter ended July 31, 2005.

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

Foreign currency translation - The foreign subsidiaries maintain their financial statements in the local currency which has been determined to be the functional currency. Substantially all operations are conducted in China and Hong Kong, the functional currencies are respectively Renminbi (RMB) and Hong Kong Dollar. Assets and liabilities denominated in the foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains and losses resulting from foreign currency transactions are included in the results of operations. There were approx. 2% appreciations of RMB against the U.S. dollars, resulting foreign currency gains for the Company, for the three months ended July 31, 2005. The China government adopted a new exchange(fixed) rate between U.S.

dollars and RMB during the quarter, led to appreciation of RMB and depreciation of the U.S. dollars. No change of Hong Kong dollar exchange rate with the U.S. dollars during the period ended on July 31, 2005..

NOTE 3. BUSINESS COMBINATION

On December 4, 2004, the Company purchased 51% voting ownership interest of LiuZhou City No. 2 Air Compressor Co Ltd, or Liuzhou Liuerkong Machinery Company Ltd. ("LEK"). The acquisition of LEK is recorded under a purchase method of accounting. The LEK purchase price of $4,327,272, based on the negotiated value of LEK's net assets, was paid via an exchange of 1,442,424 of L&L common stock valued at $3.00 each stock. The value of the common stock issued was based on the price received for cash sales of the stock during fiscal 2005. The Company has accounted for the transaction as a purchase. In accordance with SFAS No. 141, the Company consolidates LEK financial position at July 31, 2005 and operational results from April 30, 2005 through July 31, 2005.

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

2. The consolidated statement of operations of the Company through the three months ended on

July 31, 2005 includes the results of operations of LEK from the acquisition date of December 4, 2004.

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

b) On June 30, 2005 the Registrant acquired additional 9.4% of LEK equity shares using a stock exchange at $3.00 per share of the Company stock. Thus, the Company increased its equity holding of LEK to 60.4% . The consolidated statement of operations of the Company through the three months ended on July 31, 2005 includes the results of operations of LEK from the acquisition date of December 4, 2004.

c) L&L plans to form a new Sino-American join-venture company with selected assets of LEK, to focus on air compressor business, to gain further control over LEK, and to enjoy the tax benefits of China.

5. LEK Condensed balance sheet disclosures.

The LEK condensed balance sheet as of December 4, 2004 is summarized as follows:

	Historical	Fair Market		Historical	Fair Market
	Cost	Value		Cost	Value

Cash	$640,024	$640,024	Accounts Payable	$4,667,924	$4,667,924

Accounts Receivable	2,627,109	2,627,109	Other Payable	5,058,532	5,058,532

Other Receivable and
Prepayment	5,620,200	5,620,200	Long Term Liabilities	146,239	146,239

Inventories	4,837,738	4,967,666	Minority Interest	1,271,717	1,293,802

Fixed Assets	1,042,544	3,050,765	Equity	3,623,203	5,739,267

			Total Liabilities and
Total Assets	$14,767,615	$16,905,764		$14,767,615	$16,905,764
			Equity

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

6. The allocation of LEK purchase cost of $5,187,727.

Total LEK purchase cost of $5,187,727, which consists of $5,124,849 of stock exchange value, and $62,878 of capitalization of direct acquisition costs, is allocated to two components: 1) the fair market value of LEK's net equity and 2) goodwill. Details are summarized as follows:

As April 30, 2005, thd goodwill calculation as below:

Item
Amount

Fair value of assets	$16,905,764
Less: Fair value of liabilities	9,872,695
Minority interest	1,293,802

LEK equity	$5,739,267

Net equity acquired by L&L	$2,927,026	(51% of LEK equity)
Goodwill acquired by L&L	$1,463,124

Total LEK cost to L&L	$4,390,150

In 1Q movement

The LEK condensed balance sheet as of June 30, 2005 is summarized as follows:

	Historical	Fair Market			Fair Market
Item	Cost	Value	Item	Historical Cost	Value

Cash	$1,819,180	$1,819,180	Accounts Payable	$6,623,630	$6,623,630

Accounts Receivable	5,025,095	5,025,095	Other Payable	4,543,723	4,543,723

Other Receivable and
Prepayment	7,755,511	7,755,511	Long Term Liabilities	1,210,654	1,210,654

Inventories	3,585,683	3,585,683	Minority Interest	1,331,048	1,331,048

Fixed Assets	2,640,578	2,640,578	Equity	7,116,992	7,116,992

			Total Liabilities and
Total Assets	$20,826,047	$20,826,047	Equity	$20,826,047	$20,826,047

On June 30, 2005, an exchange of the Company's common shares of 265,859 at a mutually agreed value of $3.00 per share for exchange of LEK's 9.4% of equity. After the Registrant acquired additional 9.4% of LEK equity shares, the Company increased its equity holding of LEK to 60.4% .

In 1Q, The additional goodwill calculation as below:
Item	Amount

Fair value of assets	20,826,047
Less: Fair value of liabilities	12,378,007
Minority interest	1,331,048

LEK equity	7,116,992

Net equity acquired by L&L	668,997	(9.4% of LEK equity)
Goodwill acquired by L&L	128,580

Total LEK cost to L&L		( 797,577	=$3×265,859 )
	797,577

Total Goodwill	1,591,704

7. Goodwill of LEK in the amount of $1,591,704 is shown on the Registrant's consolidated balance sheet as of July 31, 2005. Goodwill included in the consolidated statement is a result of combing LEK operations into the Company's operations. Goodwill is a residual cost after the cost allocation of the total purchase price of $5,187,727 exceeds the net equity acquired. The goodwill of LEK is an intangible asset, expected to be indefinite until the disposal of the LEK operations. Goodwill of LEK relates to its established brand name, and the oil-free (non-lubricant) technology incorporated in LEK piston-type air compressors. The Company has not identified any finite lived intangible assets in connection with this transaction.

8. Per the SFAS No. 142, Management determined that there is no impairment of the LEK

Goodwill at the end of July 31, 2005. This is, evidenced by an independent appraisal evaluation report indicating that as of July 31, 2005 the fair market value of goodwill of $4,617,433 which is same as Dec 4, 2004 is higher than the carrying amount of $1,591,704 as of July 31, 2005. As there is only one sales reporting segment of the Company, there is no need to further disclose segments of goodwill. In addition, there is no gain or disposal of the goodwill during the Period ended July 31, 2005. On-going test of impairment of goodwill will be made at least on an annual basis in the future for the impairment purposes. Per the SFAS No. 142, there is no need for an amortization of goodwill.

NOTE 4. CASH

The cash balances as of July 31, 2005 and April 30, 2005 consist of:

Item
7/31/2005

4/30/2005

Cash on hand	$15,247	$12,804
Cash in banks	1,070,650	1,965,867

Total	$1,085,897	$1,978,671

NOTE 5. ACCOUNT RECEIVABLES

The account receivable balances as of July 31, 2005 and April 30, 2005 consist of:

			7/31/2005			4/30/2005

Item			Bad debt	Account		Bad debt	Account
		Amount			Amount
			provision	receivable, net		provision	receivable, net

Within credit term	(1)	$3,890,760	$ -	$3,890,760	$3,694,676	$ -	$3,694,676
Exceeding due
day 1 to 30 days		274,434	(13,722)	260,712	237,214	(11,861)	225,353
Exceeding due
day 31 to 180 days		1,182,196	(272,920)	909,276	1,255,133	(313,798)	941,335
Exceeding due	(2)
day 181 days		724,716	(724,716)	-	666,109	(666,109)	-

Total						$
		$6,072,106	$(1,011,358)	$5,060,748	$5,853,132	(991,768)	$4,861,364

(1)	Based on Chinese business custom, the Company grants approx 30-60 days credit term for their customers.

(2)	The receivable would normally be collected within the180 days.

NOTE 6. NOTES RECEIVABLE

The notes receivable balances as of July 31, 2005 and April 30, 2005 consist of:

Item	7/31/2005	4/30/2005

Amount	$104,346	$159,014
Bad debt provision	(92,000)	(92,000)

Notes receivable, net	$12,346	$67,014

The notes receivable of $12,346 was due from LEK subsidiary. The notes receivable incurred in current year, is due on October 27, 2005. The entire amount was collected in October, 2005.

NOTE 7. INVENTORIES

Inventories located at LEK subsidiary consist of the following details as of July 31, 2005 and April 30, 2005:

Item		7/31/2005	4/30/2005

Raw Materials (net)	(1)	$3,428,	$3,169,3

19

	895	41
Work in process	346,535	919,932
Finished Goods	535,678	543,108

Subtotal	4,311,108	4,632,381
Less: Obsolescence Provision	(887,997)	(871,215)

Total Inventories	$3,423,111	$3,761,166

(1): Slow moving inventories - raw materials relates to LEK air compressor manufacturing operations. Prior to L&L's acquisition of LEK on 12/4/2004, LEK made bulky purchased of raw materials for price volume discounts. Due to larger volume on hand, some raw materials can not be used in 3 months, thus are considered slow moving. Management believes that these raw materials can be absorbed in the next 6 months, under the current production schedule. Therefore, no provision of slow moving inventories is needed as of 7/31/2005.

NOTE 8. PREPAYMENT AND OTHER ASSETS

Prepayment and other assets consist of the following details as of July 31, 2005 and April 30, 2005:

Item		7/31/2005	4/30/2005

Prepayments	(1)	$540,885	$345,046
Deposits	(1)	188,057	177,415
Other Receivables	(2)	719,353	737,650
Advances to employees	(3)	529,795	542,996

Total		$1,978,090	$1,803,107

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

(3); LEK has some 20 sales and service centers, located through out China and away from LiuZhou factory. Each sale staff of these locations receives some cash advances, in order to conduct LEK business. The advances are recorded under employees' personal names, as advances to employees. The advances are on a replenish basis. In addition, it is the business practice that when employees having business trips, or due to unexpected difficulties, they may obtain an approval to borrow cash advance from the employer, on a temporarily basis. The advances can be collected, either upon demand, upon employees' claim their expenses, or deducted from their salaries. As the Company with LEK factory has. 700 workers and staff as of 7/31/2005, the balance is considered reasonable.

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of July 31, 2005 and April 30, 2005:

Item		7/31/2005	4/30/2005

Building	(1)	$1,037,539	$1,020,422
RuiLi Project (property, at cost),	(2)	400,687	367,948
Machinery	(1)	1,669,131	1,811,778
Furniture, fixtures & Office equipment		130,151	132,349
Vehicles		134,740	129,846
Leasehold improvements		27,524	27,524

Sub-total		3,399,772	3,489,867

Less: accumulated depreciation		(259,906)	(206,404)

Property and equipment, net		$3,139,866	$3,283,463

(1): The LEK related building cost of $866,575 and machinery cost of $1,811,778 are based on an independent valuation on December 4, 2004.

(2): On April 20, 2005 a verbal agreement was reached that a debtor, Ms. Yong Peng, is to turn over the land usage rights of two parcels and a resort property valued at approx. $400,000 to the Company, to offset two outstanding loans of $367,948 due to the Company. As the formal contract was not signed until July 17 of 2005, the Company reclassified Account Receivables to the Property and Equipment account, under Ruili Property at April 30, 2005. The properties located at RuiLi city, China, may facilitate the Company expansion in China. The property rights include: a) a 30 year usage right on 80.5 Mu of land, with remaining right of 25 yeas, expiring on 4/26/2030, b) a 20 year land usage right on 28 Mu of an adjacent land with a reservoir, with a remaining right of 19 years, expiring on 12/14/2024, and c) an ecological resort properties with pepper trees, plants, and bungalows. The property was developed as a resort.

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

On April 30, 2005, the Company negotiated to return its investment in RuiLi, and received its 750,000 common shares originally issued to RuiLi. The common shares, not being held as treasury stock, ware immediately retired, thus reduced the Company's issued and outstanding shares at the same amount on that date. There is no gain or loss of the RuiLi divesture. The carrying value of this investment on the books was $237,000. The rescission transaction was accounted for as a repurchase of shares.

As of July 31, 2005, the Company still owns a 19.8% investment interest in Tech-H, recorded under an investment are accounted for at cost, consistent with that of the prior year. The audited financial statements of Tech-H indicate the software company is growing and profitable. Therefore, management determined there is no impairment for the software company's investment.

The Company had acquired a Henan PVC manufacturing facility in 2003. After carefully weighted all evidence, the Company discussed with the seller and decided on a voluntary basis, to terminate the acquired project in 2004. During the prior year ended April 30 2005, the Company successfully reached a rescission agreement with the seller on a friendly basis, and withdrew all of its cash deposit of $560,963 from the Henan PVC project in China. The entire cash was repatriated back to a Company's bank account in Seattle.

In addition, the LEK air compressor subsidiary has an investment in another air compressor entity (5%) as of July 31, 2005. This small investment is recorded as an investment account on the balance sheet at July 31, 2005. The investment is recorded at cost and no impairment is suggested.

The summary of Investments Accounts as of July 31, 2005 and April 30, 2004 is as follows:

	Year	Historical	As of	Increase		As of	Equity
Item					Divesture
	Purchased	Costs	4/30/2005	(Exchange)		7/31/2005	Ownershi
							p

Owned by L&L:

Tech-H	2001	$400,500	$400,500	$0	$0	$400,500	19.8%

Owned by LEK:

Air Compressor Co.	2004	60,533	60,533	1,195		61,728	5.0%

21

$461,033 $ 1,195 $ 0 $ 462,228
22

NOTE 11. ACCRUALS AND OTHER LIABILITIES

Accruals and other liabilities consisted of the following as of July 31, 2005 and April 30, 2005:

Item		7/31/2005	4/30/2005

Accrual expenses :		$575,629	$538,995

a) Selling commissions		175,449	217,244
b) Office expenses		162,905	149,917
c) Staff salaries and benefits		103,521	63,532
d) other operation expenses including audit fees		133,754	108,302

Other liabilities	(1)	1,016,002	721,751

Total		$1,591,631	$1,260,746

(1): Other liabilities included employees' social insurance, prepaid rental deposit, and other loans with some other companies. All the liabilities have no repayment terms. They are miscellaneous short term accruals due to month early end cut-off dates. They are not notes payable. These accruals are to be paid off in the next month.

NOTE 12. LOANS DUE FROM A LEK CORPORATE SHAREHOLDER AND ITS AFFILIATES

These loans consisted of the following as of July 31, 2005 and April 30, 2005:

Item		Note	7/31/2005	4/30/2005

Liuzhou No. 2 air compressor Co, Ltd.	(1)	(3)	3,493,618	3,085,440
FLUID-MEC International Holdings Co., Ltd	(2)	(3)	1,291,152	1,266,142

Total			4,784,770	4,351,582

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

(2): When the Registrant acquired LEK during the current year, an asset of LEK includes a loan of approx. $1,266,142 due from a corporation which owns a minority share of LEK's affiliate. The loan is charged with 2% interest guaranteed by its shareholders and is due in December, 2007. According the loan contract, the principal and interest will be due, and collected in December 2007. The loan had an income to LEK of $6,331, and to L&L $3,429 during the current period ended on July 31, 2005. .

(3): The notes are subject to paying interests only, until the full principal balances become due at maturity.

NOTE 13. BANK LOAN AND BANK LINE OF CREDIT

Bank loan and bank line of credit are summarized as follows:

Items	7/31/2005	4/30/2005

Bank loans
L&L	$-	$213,846
LEK subsidiary	648,148	635,593

Total	$648,148	$849,439

Bank loan collateralized the properties of the subsidiary approximately US$648,148 as of July 31, 2005. Interest is charged at 5.31 % per annum. The loan interest is payable monthly. The Company's loan balance includes interest accrual under this facility.

NOTE 14. LONG TERM BANK LOAN

The LEK subsidiary has a long-term credit arrangement of $1,210,654 with a bank in China. The loan bears interest at 5.76% per annum. Principal is due and repayable on December 2007. The loan is secured by a building owned by a third party. Due to bank's changes in policy in the current year, the bank suggested LEK to make an early settlement of this account. As of July 26, 2005 the long term loan was fully paid by the LEK subsidiary, therefore no further disclosure is needed at this time.

NOTE 15. SEGMENT INFORMATION

The Company operations consist of two distinct segments: a) the LEK air compressors operations, and b) L&L consulting operation.

1) Sales Segment:

For the current period ended July 31, 2005, the LEK air compressors income represented 99% of the total consolidated sales. L&L focus to acquire other factories and projects in the future, its consulting fee income through its professional services, is reduced, representing less than 1% of total consolidated sales. For the prior ended on July 31, 2004, the Company did not own LEK, thus its consulting income represented 100% of its income.

The sales segmentsare summarized as follows:

	Period ended on		Period ended on
Sale Segments		%		%
	7/31/2005		7/31/2004

Air compressors	$3,273,524	99%	$0	0%
Consulting	$20,000	1%	$18,400	100%

Total Sales	$3,293,524	100%	$18,400	100%

The Company plans to continue focusing on the air compressor sales and manufacturing activities in China. It plans to include sales of US air compressor products in China to increase the product portfolio, so the air compressor segment will continue to be the dominant segment in the future.

2) Geographic Segment:

During the current period ended on July 31, 2005, the Company's operations are in two geographic locations : 1) in China, and 2) in the US. In the current year, all income is generated in China, and in the three months, LEK contributes sales of $3,273,524 to the Company.

During the current year There is no concentration of LEK sales with any of its customers, suppliers, accounts receivable. As the prior year, the Company did not own the controlling interest in LEK, the concentration disclosure is not needed.

3) Segment byAssets:

The Company'sassets consistsof the following:
						( in $Per Thousand)

		7/31/2005				4/30/2005

		LEK				LEK
Assets	L&L				L&L
		air	Total	%		air	Total	%
	consulting				consulting
		compressors				compressors

Cash	153	932	1,086	5	399	1,580	1,979	9

Receivables	528	4,545	5,073	23	622	4,306	4,928	22

Prepayment	471	2,101	2,325	11	477	1,568	1,803	8

Inventories	-	3,423	3,423	16	0	3,761	3,761	17

PP&E	622	2,518	3,140	14	594	2,689	3,283	15

Goodwill	-	-	1,721	8	0	0	1,463	7

Loan from	-	4,438	4,438	21	0	4,352	4,352	20
shareholder

Investment	6,638	62	462	2	5,408	60	461	2

Total Assets	8,412	18,019	21,668	100	7,500	18,316	22,030	100

Asset %	17%	83%	100%		17%	83%	100%

NOTE 16.INCOME TAXES

The Company‘s main operations are located in China. The Company is subject to income taxes primarily in three taxing jurisdictions, including China, Hong Kong (under China sovereignty) and the United States. The income of the Company is mainly generated via its controlled LEK subsidiary, a controlled foreign entity located in China. As no cash or fund is repatriated from LEK to the US, the Company is not subject to the US federal taxation for both the current period and the period ended on July 31, 2005 and April 30, 2005, under subpart F, Income from controlled foreign company, of the US Internal Revenue Code.

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company, due to the LEK acquisition, acquired a net operating loss carry forward of approximately $7,708,480 incurred in the past via LEK operations in China, resulting a tax credit of approximately $2,543,900. In the years ended on July 31, 2005 and April 30, 2005, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities. The deferred income tax asset is offset by an equal valuation allowance. Income taxes for the period ended July 31, 2005 consisted of the following:

	2005	2004

Current (benefit) provision	$164,000	$(1,570)

Deferred (benefit) provision	$(164,000)	$1,570

Total income tax provision	$-0 -	$ -0 -

During the period ended on July 31, 2005, income is generated from its China LEK subsidiary, is to be used for its expansion in China. The Company has no plans to repatriate its overseas profit or funds back to the US. Therefore, the Company does not anticipate any U.S. income tax in the future. The registrant takes over LEK in the December 2004 with carry forward loss, thus it recorded no Chinese income tax liabilities to China local government as of July 31, 2005.

The differences between the statutory and effective tax rates are estimated as follows:

	As of 7/31/2005			As of 4/30/2005

U.S. federal statutory rates	$0	15%		$2,410	15%

China government rate	$(163,000)	33%		$(43,884)	33%

Hong Kong flat statutory rate	$(1,000)	16%		$(606)	16%

Valuation allowance	$164,000			$42,080

	$ - 0 -	-0	-%	$ - 0 -	-0	-%

As a result of the LEK operations, its local taxes payable in China at July 31, 2005 was $2,304,570. These payables related to local sales tax, local properties taxes, and miscellaneous tax liabilities of LEK payable to Chinese local governments, and can be postponed temporarily. L&L, a US company, is in contacts with local municipal government, and is in a process to formulate a formal Sino-American joint-venture to bring in US management skills, US technology, capital, to China, which benefit local communities. As according to the China law, a new joint venture may enjoy special Chinese tax rebates and treatments from the governments, thus there is a high probability that the LEK local tax liabilities in China can be mitigated

NOTE 17. RELATED PARTY TRANSACTIONS

There are two related entities controlled by the controlling shareholder of the Company as of July 31, 2005. Certain expenses such as rent, personnel costs and other overhead expenses are shared and allocated among these affiliated entities. The results of operations could vary depending on the method of allocating these expenses.

The Company provides office space, professional and technical personnel and marketing leads to one such affiliate, owned by the Company's controlling shareholder. There are number of contracts entered into by the affiliate for which the Company provides the professional staff for conducting the services to end-user clients and charge the affiliate for professional fees as the Company's income. Under the contracts, the affiliate agrees to pay 80% of its billings, as well as reimburse 75% of the professional staff salary and 40% of the administrative staff salary to the Company. During the period ended July 31, 2005, the Company received total fees from the affiliate for $0. The receivable balances related to these billings are included in the amount due from the controlling shareholder and his affiliate's balance. As of July 31, 2005, the amount due related to these billings was $457.

Another affiliate, a securities brokerage firm, provides assistance in raising capital and other contracted business presentations for the Company. This affiliate shares the office space with the Company in Seattle, Washington. During the period ended July 31, 2005, the Company incurred expenses, net of fees earned of $2,730. In August, 2005, the controlling shareholder has applied the disposition of his interest of the securities firm, pending regulators approval. During the period ended July 31, 2005, the Company made loans of $246,914 (RMB 2,000,000) to LEK, as LEK working capital to improve its operations. The L&L loan of $246,914 to LEK is eliminated during the consolidation process and is excluded in the Company consolidated balance sheet, as of July 31, 2005.

The Company operates business in China with its corporate office is located in Seattle Many executives of China operations need to travel to the Seattle Office to discuss business and cross train each other. Some overseas managers may not be familiar with US customs, food and the right-hand driving on the US roads, nor have a driver's license. For operational efficiency, overseas employees are required to stay at a house owned by the majority shareholder of the Company, so they can cook food at nights at the facility. They also form a carpool to work in Seattle, using a Company car. A feasibility study reveals that staying in the facility is less expensive and more convenient than staying at a hotel or a leased apartment. Rent for the facility is paid to the Company's majority shareholder. Fees paid for rent for the current period ended on July 31, 2005 was $3,117, and for the prior ended on July 31, 2004 was $3,013.

The Company borrows and advances funds to its affiliates controlled by its controlling shareholder. The net amount due to the controlling shareholder and his affiliates was $49,178 as of July 31, 2005and $42,575 as of April 30, 2005.

NOTE 18. STOCKHOLDERS' EQUITY

The following events incurred during the current period ended July 31, 2005:

The Company offered its common shares with warrants in private placements under the Reg. D to the US accredited investors, to gain capital for acquisition activities in China starting in June of 2003. The initial PPM offered at $2.50 per share with a warrant convertible at the same price. The share price increased to $3.00 on February 14, 2004. As of July 31, 2005, the private placement offering is at $3.00 for one L&L common share and one unit of warrant. See Note 21, Fund Raising for additional disclosure.

On July 14, 2004, the Company began to issue warrants at $1.25 per unit to raise capital through a private placement. Each unit of the warrant gives the holder the right to purchase the Company's common stock at $2.00 per share. The Company has authorized the issuance of 800,000 warrants for this offering

Since June of 2005, the Company has stopped its private placement activities, to facilitate its application for the public trading of its common shares with the US authorities.

The Company declared a 3 (new)-for-1(old) common split in September 2004, to increase its issued and outstanding stock, and to improve its float and liquidity when stock is being traded. All stock presented to the Company on May 1, 2003, have been retroactively restated for the effect of this split.

The table below listed the Company's of warrants as of July 31, 2005 and April 30, 2005.

WARRANTS
SUMMARY
			Beginning					Warrants	Ending
			balance	Activityduring theperiod				Expired	balance

Type of
Warrants	Date	Authorized	4/30/2004	Issuance	Split	Conversion	Exercised	7/31/2005	7/31/2005

		(Units)	(Units)	(Units)	(Units)	(Units)	(Units)		(Units)
Warrants (class
A)
Re: Warrants on
PPM exercise	Feb-03	2,000,000	1,400,202	-	-	-	-	-	1,400,202
price @US$2.50

Warrants (class
B)
Re: Warrants on
PPM exercise	Feb-04	1,000,000	348,759	-	-	-	-	-	348,759
price @US$3.00

Warrants (class
C)
Re: Premium of
US$1.25 with
exercise price	Jul-04	1,000,000	825,000	-	-	-	-	- 825,000
@US$2.00

Warrants (class
D)
Re: Executive
exercise price	May -04	1,100,000	120,000	-	-	-	-	- 120,000
@US$2.25

Warrants (class
E)	May -04	4,000,000	956,249	-	-	-	-	- 956,249
Re: Director
exercise price
@US$3.00

Total		9,100,000	3,650,210	-	-	-	-	- 3,650,210

See Note 22,EmployeeStock OptionPlan, for warrants(classD and ClassE) issued to executiveand director compensations.

NOTE 19. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding during the year. Under the treasury stock method of SFAS #128, the Company computed the diluted earning per share, as if all issued warrants were converted to common stock, and cash proceeds were used to buy back common stock. The following presents both basic and diluted earnings per share, for the two periods ended on July 31, 2005 and 2004.

Item	Three Months Ended		Three Months Ended
	July 31, 2005		July 31, 2004

Net Income	$119,326		$(164,772)
Number of Shares	18,319,724		16,883,316
Per Share - Basic	$0.007	$	(0.010)
Effect of dilutive shares	538,367		-
Number of dilutive shares	18,858,091		16,883,316
Per Share - Diluted	$0.006	$	(0.010)

NOTE 20. CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks located in Hong Kong and China. Cash balances in these foreign locations are not insured as they do in the U.S. In addition, there are times, when the Registrant's cash deposits maintained at US banks located in the United States exceed federal government insured limits. As of July 31, 2005 and April 30, 2005, the Company had uninsured bank cash balances of $973,544 and $2,089,517 respectively.

Financial instruments that also potentially subject the Company to concentrations of credit risks are primarily trade accounts receivable and common stock of its investees. The trade accounts receivable are due primarily from clients in China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 9, the Company does not believe that the carrying value of its investments is impaired at July 31, 2005.

Note 21. FUND RAISING

During the current quarter ended July 31, 2005, the Company conducted fund raising excise, by selling its common shares and warrants to raise working capital from the accredited investors in the US.

When the cash is raised from the sales of the Company common stock and warrants via the private placements during the years, the Company recorded the cash amount received net of the finder fees and other overhead expenses, including finder commission, printing costs, FedEx charges. The Company has ceased to use a finder since December 2, 2004, the Company engaged a licensed securities firm, an affiliate, to continue its private placements activities, until June of 2005. When the finder was used, the Company paid a fee at 35% of the cash received. None of its director, nor management receives any compensation for the assistance of the private sales of the Company shares. For the period ended on July 31, 2005, the Company records cash proceeds of $9,600 via sales of 4,000 common shares at $3.00 each, net of expenses. The amount is recorded as stock sold at par value of $4, and Paid in Capital of $9,596.

NOTE 22. EMPLOYEE STOCK OPTION PLAN

The Company issued two types of warrants for employees. One for executives (warrant class D), and the other for directors (warrant class E). Only directors and senior executives are entitled to receive warrants, as a compensations for their services, not all employees are entitled for these two type warrants. See Note 18, Stockholders' Equity for reference.

During the current period, no warrants D and warrants E are converted to common shares. As of July 31, 2005, total warrants authorized under Class D and Class E are 1,100,000 units and 4,000,000 units, respectively. During the period ended July 31, 2005, total units of warrants (class D) issued and warrants (class E) issued are 40,000 units and 850,000 units respectively. Company also issued Warrants A B C for investors, please see Note 18 for detail.

Information relating to warrants outstanding and exercisable at July 31, 2005 summarized by exercise price is as follows:

Weighted
	Numberof			Weighted	Number	Weighted
Range of			Average
	Outstandingat			Average	Exercisable at	Average
Exercise			Remaining
	July31,2005			Exercise	July 31,2005	Exercise
Price			Contractual
	(units)			Price	(units)	Price
Life

	Class D	Class E			Class D Class E

$3.00	600,000	956,249	4 Years	$3.00	600,000 512,000	$3.00

During the current period ended July 31, 2005, the Company does not use its equity instruments to acquire goods or services, other than directors' services and reward senior executives. None of the warrants issued are converted as of July 31, 2005.

The following table summarizes two types of warrants and exercise prices, as of July 31, 2005:

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

NOTE 23. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

The Company leases its Seattle office and Silver Lake facility in China under two separate long-term, non-cancelable leases, expiring in March, and June of 2006 respectively. The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises. Rental expenses for the period ended July 31, 2005 and 2004 were $11,530 and $27,400, respectively.

The future minimum lease payments required under the operating leases is $17,318.

NOTE 24. SUBSEQUENT EVENTS

No subsequent events.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

1. Plan of Operation

The Company continues its growth through improvement of LEK sales, and products quality. The Company also plans to acquire additional strategic entities to build its business competitive advantages. In doing so, the Company is in discussions with investment institutions seeking their funding. A LEK restructure plan to establish a new Sino-American joint venture and to take tax incentives in China, is being formulated. The Company is in discussions with a US air compressor company to market US high-end products in China, and to improve LEK products using US technology transfers. As of July 31, 2005, L&L holds 60.4% equity of LEK. Accordingly, minority interest (i.e. a 39.6% of LEK profit) is to be excluded from the Company's bottom line, which effectively reduced the Company's net profit margin. The Company plans to increase its shareholding to as high as 80% in the future, when forming a joint venture with the LEK in China.

Any investment made in China has higher degree of risks than that in the US. To better mitigate such risks, the Company continues to strengthen its Board of Directors, and recruit senior managers, when its financial resources become feasible to do so.

L&L has retained a lawyer and a securities firm to implement its plan getting the Company common shares publicly traded on a US stock market

2. Results of Operations

1) As the Company completed its LEK acquisition in December 2004, its operational results including sales and profits have been significantly improved for the current period ended on July 31, 2005, as comparing to that of the prior year. 2) The Company's consolidated financial statements are prepared in accordance with the US generally accepted accounting principles (US GAAP). The US GAAP, while allowing a record of 100% of LEK revenue, requires subtraction of a portion of the profit belonging to the minority shareholders from the bottom line of the Company. As of July 31, 2005, the Company owning 60.4% equity of the LEK operation removed a 39.6% of net profit being minor interest. Consequently, the Company consolidated results of operations appear to have a much lower profit margin percentage (i.e. recording 100% of LEK income, while only recording 60.4% of LEK net profit).

Total Revenue:

The Company recorded revenue of $3,293,524 for the period ended July 31, 2005, comparing to $18,400 for the same period in 2004. The increase by $3,275,124 (or 17,800%) is due to the acquisition of LEK operations, which contributed $3,273,524 of revenue in three months.

Total operating expenses:

Due to the acquisition of LEK in the current year, total operating expenses increased as comparing to that of the prior ending on July 31, 2004. Detailed analysis is as follows:

Personnel costs, accounting for $387,237 in the first quarter period, represent an increase of $272,439 (or 237%) as compared to $114,798 over the same period in 2004. $300,851 of which is LEK personal cost after our acquisition.

Selling, General and Administrative Expenses (SG&A):

SG&A is $503,534 for the period ended July 31, 2005. When compared it to $66,124 for the same period in 2004, there is an increase of $437,410 (or 661%).The difference is due to mainly LEK SG&A expense of $413,752 which was included in the Company's financial statements in the current period ended July 31, 2005.

Interest expenses:

Interest expenses decrease in by $57,646 (or 2,159%) in the current period ended July 31, 2005, from $2,670 of the period ended July 31, 2004 to $(54,976) of the current period ended July 31, 2005. The decrease was a result of LEK gained approx. $ 35,000 interests return and L&L recognized approx. $33,000 interest income from Ruili project in financial statement for the first time in the current year.

Minority Interest:

The Company acquired majority of LEK subsidiary in December of 2004. As a result, a Minority Interest is shown on the income statement for the first time in the period ended on July 31, 2005, as comparing to that of prior year. The Company did not own LEK equity in 2004, thus did not consolidate the LEK controlling interest in the prior period ending July 31, 2004. The difference of Minority Interest is due to the above reason.

Net Income:

Net income increased by $284,098 (or 172% increase) during the current period ended July 31, 2005, as comparing $119,326 of net income for the current period ended July 31, 2005 to $(164,772) of net income for the prior period in 2004. The increase of net income is due to acquisition of LEK which increased revenue of $3,273,524 in the first quarter.

Other Income:

Other income increased by $273,524 (or 65,125% increase) during the current period ended July 31, 2005, as comparing $273,944 of net income for the current period ended July 31, 2005 to $420 of net income for the prior period in 2004. The increase of net other income is due to acquisition of LEK which increased other revenue of $273,944 in the first quarter.

Change in Liquidity and Capital Resources:

The following factors affected the Company's liquidity status and capital resources:

From the operating activities: Net Cash provided by operating activities was $497,242 during the current period ended July 31, 2005. When compared it to net cash generated of $ (175,643) in the same period of 2004, a sharp increase of $672,885 (or 383%) was mainly due to the combined effect of decrease of inventory by $404,851 and increase of accrued liabilities and other liabilities by $656,062. The Company's operating cash flow is highly dependent upon its ability to bill for the LEK sales and collect these LEK billings in a timely manner.

Investing activities: Net Cash used in investing activities was $5,630 during the current period ended on July 31, 2005, and $2,448 by the same period in 2004. The decrease of net cash provided of $3,182 (or 130%) was due to LEK purchase property in the current period ended in July 31, 2005,

Financing activities: Net cash used in financing activities was $1,408,297 for the current period ended July 31, 2005, while $(158,343) for the same period in 2004. The significant decrease of net cash $1,566,640 (or 989%) was primarily due to the LEK return $1,210,654 long term bank loan, and the L&L return $213,846 credit line.

The current assets of the Company were $11,560,192 and $12,471,322 for the first quarter ended on July 31, 2005, and for the prior year ended on April 30, 2005, respectively. There is no significant difference between the two periods. The difference of $911,130 represents only 7.3% variance.

The current liabilities were $8,876,326 and $8,815,437 for the first quarter ended on July 31, 2005, and the prior year ended on April 30, 2005 respectively. The increase of the current liabilities by $60,889 (or 1%) was immaterial

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

The Company's current ratio (current assets divided by current liabilities, a ratio used to determine the Company's ability to pay its short-term liabilities) is 1.30 as of July 31, 2005, compared to 1.41 in the fiscal year ended on April 30, 2005. As a general rule, the higher the current ratio, the more likely the Company will be able to pay its short-term bills. This decrease in the current ratio is primarily due to the increase in accrued liabilities and bank loans as a result of the LEK acquisition.

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

Part II

Item 1. LEGAL PROCEEDINGS

None.

Item 2. CHANGES IN SECURITIES

During the three months ended July 31, 2005, the Company issued 4,000 common shares from private placement at $3.00 per share, and the conversion of warrants to common stock for cash to acquire additional capital of $9,600, net of fund raising expenses, such as commissions, legal and professional fees, consulting fees, printing and postage. No common share is issued to the board of directors during the first quarter ended on July 31, 2005. As of July 31, 2005, the company issued 1,708,283 shares of c ommon stock for the 60.4% of LEK acquisition.. Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

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

(b) Reports on Form 8-K - None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.

L & L Financial Holdings, Inc.

Date: December 20, 2005	By: /s/ Dickson V Lee
--------------------------------	--------------------------
Dickson V. Lee, CPA, Chairman

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.

L & L Financial Holdings, Inc.

Date: December 20, 2005	By: /s/ Dickson V Lee
--------------------------------	--------------------------
Dickson V. Lee, CPA, Chairman

I, Dickson Lee, certify that:

Exhibit 31.1 CERTIFICATIONS

1.	I have reviewed this Quarterly Report on Form 10-QSB of L & L Financial Holdings, Inc:

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

Date: Dec 20, 2005	By: /S/ Dickson Lee
------------------------
Dickson Lee, CPA, CEO

Exhibit 31.2 CERTIFICATIONS

I, Edwin Li, certify that:
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

December 31, 2005	By: /s/ Dickson Lee
------------------------
Dickson Lee, CPA
Chairman & CEO

Exhibit 32.1

CERTIFICATION PURSUANT TO

     18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of L & L Financial Holdings, Inc. (the "Company") on Form 10-QSB for the first quarter ending July 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dickson Lee, Chairman of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dec 20, 2005 By: /s/ Dickson Lee
------------------------
Dickson Lee, CPA Chairman & CEO

Exhibit 32.2 CERTIFICATION PURSUANT TO

     18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of L & L Financial Holdings, Inc. (the "Company") on Form 10-QSB for the first quarter ending July 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edwin Li, Acting Comptroller of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

December 20, 2005	By: /s/ Dickson Lee
------------------------
Dickson Lee, CPA
Chairman & CEO

