Form 10QSB/A
period 2005-07-31
L & L FINANCIAL HOLDINGS INC
filed 2006-01-26
CIK 1137083

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

The accompanying notes are an integral part of these consolidated financial statements

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three months ended July 31, 2005 and 2004

	July 31	July 31
	2005	2004

REVENUES
Sales (LEK)	$3,273,524	$0
Consulting Income	20,000	18,400

TOTAL REVENUES	3,293,524	18,400

Cost of Goods Sold	(2,361,155)	-
Consulting Expenses	(41,056)	-

Total Cost of sales	(2,402,211)	-
Gross Profit	891,313	18,400
OPERATING COSTS AND EXPENSES:
Personnel costs	(387,237)	(114,798)
Selling / General and administrative expenses	(503,534)	(66,124)

Total operating expenses	(890,771)	(180,922)

OTHER EXPENSES/(INCOME):
Interest income / (expense) (net)	54,976	(2,670)
Other income (net)	273,944	420

Total other expenses/(income)	328,920	(2,250)

INCOME/(LOSS) BEFORE INCOME TAXES AND MINORITY
INTEREST	329,462	(164,772)
LESS PROVISION FOR INCOME TAXES	-	-

INCOME BEFORE MINORITY INTEREST	329,462	(164,772)

LESS: MINORITY INTEREST	(210,136)	-

NET INCOME	119,326	(164,772)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	94,712	(501)

Total other comprehensive loss	94,712	(501)

5

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Cont'd)

COMPREHENSIVE INCOME	$214,038	$(165,273)

NET INCOME PER COMMON SHARE – basic	$0.007	$(0.010)
NET INCOME PER COMMON SHARE – diluted	$0.006	$(0.010)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – basic	18,319,724	16,883,316

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – diluted, under treasury stock method	18,858,091	16,883,316

The accompanying notes are an integral part of these consolidatedfinancialstatements

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
Three months ended July 31, 2005 and 2004
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,326	$(164,772)
Add: Minority interest income	210,136
Adjustments to reconcile net income to net cash
provided by / (used in )operating activities:
Depreciation and amortization	62,973	3,658
Amortization for deferred compensation	4,500	(27,145)
Stock issued as compensation for director's fee		31,500
Provision for inventory	(489)	-
Changes in assets and liabilities (net of business acquisition):
Accounts receivable	(145,296)	58,570
Inventory	404,851	-
Prepaid and other assets	(312,771)	(59,688)
Accounts payable	(556,958)	(7,303)
Accrued liabilities and other liabilities	656,063	(10,463)
Net cash (used in)/provided by operating activities	442,335	(175,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	54,907
Purchases of property and equipment	(5,630)	(2,448)

Net cash used/(provided) in investing activities	49,,277	(2,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales and subscriptions(net)	9,600	225,882
Net advances (to) from controlling shareholder	6,603	(44,738)
Net borrowings/ repayments on bank line of credit	(1,424,500)	(22,801)

Net cash provided by financing activities	(1,408,297)	158,343

FOREIGN CURRENCY TRANSLATION	23,911	(501)

7

CONSOLIDATED STATEMENT OFCASH FLOWS (UNAUDITED) (Cont'd)
INCREASE/(DECREASE) IN CASH	(892,774)	(20,249)
CASH, BEGINNING OF YEAR	1,978,671	461,050

CASH, END OF PERIOD	$1,085,897	$440,801

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

The accompanying notes are an integral part of these consolidated financial statements

L&L Financial Holdings, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the years ended April30, 2003, 2004and 2005

				Due
			Additional	(from)/to			Foreign
	CommonStock		Paid-in	Controlling	Deferred	Retained	Currency

	Shares	Amount	Capital	Shareholder	Compensation	Earnings	Translation	Total

Balance
April 30, 2005	18,227,559	$18,228	$6,883,603	$42,575	$(80,000)	$412,221	$(11,088)	$7,265,539

Issuance of common
stock for cash	4,000	4	9,596					9,600

Issuance of common	265,859	266	797,311					797,577
stock for acquisition

Advance (from)/ to				6,603				6,603
shareholder

Amortization of					4,500			4,500
deferred compensation

Foreign currency
translation adjustment							94,712	94,712

Net Profit						119,326		119,326

July 31, 2005	$18,497,418	$18,498	$7,690,510	$49,178	$ (75,500)	$531,547	$83,624	$ 8,297,857

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

a) Pro Forma Net Income and Earning Per Share:

Under SFAS 123, the Company's net earnings, and earning per share are adjusted to the pro forma amounts for the three months ended July 31, 2005, and 2004, as follows:

(Per $ thousand)	Three monthsperiod ended

	7/31/2005	7/31/2004

Net income - as reported	$ 119	$ (165)

Stock-Based employee compensation

Expense included in reported net income, net	0	3
of tax

Total stock-based employee compensation
expense

determined, under fair- value-based method
for

all rewards, net of tax	0	(3)

Pro forma net profit	$ 119	$ (165)

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

5. LEK Condensed balance sheet disclosures.

The LEK condensed balance sheet as of December 4, 2004 is summarized as follows:

	Historical	Fair Market		Historical	Fair Market
	Cost	Value		Cost	Value

Cash	$ 640,024	$ 640,024	Accounts Payable	$ 4,667,924	$ 4,667,924

Accounts Receivable	2,627,109	2,627,109	Other Payable	5,058,532	5,058,532

Other Receivable and
Prepayment	5,620,200	5,620,200	Long Term Liabilities	146,239	146,239

Inventories	4,837,738	4,967,666	Minority Interest	1,271,717	1,293,802

Fixed Assets	1,042,544	3,050,765	Equity	3,623,203	5,739,267

			Total Liabilities and
Total Assets	$ 14,767,615	$ 16,905,764		$ 14,767,615	$ 16,905,764
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

Total LEK purchase cost of $5,187,727, which consists of $5,124,849 of stock exchange value, and $62,878 of capitalization of direct acquisition costs, is allocated to two components: 1) the fair market value of LEK's net equity and 2) goodwill. Details are summarized as follows:

As April 30, 2005, thd goodwill calculation as below:

Item
Amount

Fair value of assets	$ 16,905,764
Less: Fair value of liabilities	9,872,695
Minority interest	1,293,802

LEK equity	$ 5,739,267

Net equity acquired by L&L	$ 2,927,026	(51% of LEK equity)
Goodwill acquired by L&L	$ 1,463,124

Total LEK cost to L&L	$ 4,390,150

In 1Q movement

The LEK condensed balance sheet as of June 30, 2005 is summarized as follows:

	Historical	Fair Market			Fair Market
Item	Cost	Value	Item	Historical Cost	Value

Cash	$ 1,819,180	$ 1,819,180	Accounts Payable	$ 6,623,630	$ 6,623,630

Accounts Receivable	5,025,095	5,025,095	Other Payable	4,543,723	4,543,723

Other Receivable and
Prepayment	7,755,511	7,755,511	Long Term Liabilities	1,210,654	1,210,654

Inventories	3,585,683	3,585,683	Minority Interest	1,331,048	1,331,048

Fixed Assets	2,640,578	2,640,578	Equity	7,116,992	7,116,992

			Total Liabilities and
Total Assets	$ 20,826,047	$ 20,826,047	Equity	$ 20,826,047	$ 20,826,047

On June 30, 2005, an exchange of the Company's common shares of 265,859 at a mutually agreed value of $3.00 per share for exchange of LEK's 9.4% of equity. After the Registrant acquired additional 9.4% of LEK equity shares, the Company increased its equity holding of LEK to 60.4% .

In 1Q, The additional goodwill calculation as below:
Item	Amount

Fair value of assets	20,826,047
Less: Fair value of liabilities	12,378,007
Minority interest	1,331,048

LEK equity	7,116,992

Net equity acquired by L&L	668,997	(9.4% of LEK equity)
Goodwill acquired by L&L	128,580

Total LEK cost to L&L		( 797,577=$3×265,859 )
	797,577

Total Goodwill	1,591,704

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

NOTE 4. CASH

The cash balances as of July 31, 2005 and April 30, 2005 consist of:

Item
7/31/2005

4/30/2005

Cash on hand	$15,247	$12,804
Cash in banks	1,070,650	1,965,867

Total	$1,085,897	$1,978,671

NOTE 5. ACCOUNT RECEIVABLES

The account receivable balances as of July 31, 2005 and April 30, 2005 consist of:

			7/31/2005			4/30/2005

Item			Bad debt	Account		Bad debt	Account
		Amount			Amount
			provision	receivable, net		provision	receivable, net

Within credit term	(1)	$ 3,890,760	$ -	$ 3,890,760	$ 3,694,676	$ -	$ 3,694,676
Exceeding due
day 1 to 30 days		274,434	(13,722)	260,712	237,214	(11,861)	225,353
Exceeding due
day 31 to 180 days		1,182,196	(272,920)	909,276	1,255,133	(313,798)	941,335
Exceeding due	(2)
day 181 days		724,716	(724,716)	-	666,109	(666,109)	-

Total						$
		$ 6,072,106	$ (1,011,358)	$5,060,748	$ 5,853,132	(991,768)	$ 4,861,364

(1)	Based on Chinese business custom, the Company grants approx 30-60 days credit term for their customers.

(2)	The receivable would normally be collected within the180 days.

NOTE 6. NOTES RECEIVABLE

The notes receivable balances as of July 31, 2005 and April 30, 2005 consist of:

Item	7/31/2005	4/30/2005

Amount	$ 104,346	$ 159,014
Bad debt provision	(92,000)	(92,000)

Notes receivable, net	$ 12,346	$ 67,014

The notes receivable of $12,346 was due from LEK subsidiary. The notes receivable incurred in current year, is due on October 27, 2005. The entire amount was collected in October, 2005.

NOTE 7. INVENTORIES

Inventories located at LEK subsidiary consist of the following details as of July 31, 2005 and April 30, 2005:

Item		7/31/2005	4/30/2005

Raw Materials (net)	(1)	$ 3,428,	$3,169,3

19

	895	41
Work in process	346,535	919,932
Finished Goods	535,678	543,108

Subtotal	4,311,108	4,632,381
Less: Obsolescence Provision	(887,997)	(871,215)

Total Inventories	$3,423,111	$3,761,166

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

NOTE 8. PREPAYMENT AND OTHER ASSETS

Prepayment and other assets consist of the following details as of July 31, 2005 and April 30, 2005:

Item		7/31/2005	4/30/2005

Prepayments	(1)	$ 540,885	$ 345,046
Deposits	(1)	188,057	177,415
Other Receivables	(2)	719,353	737,650
Advances to employees	(3)	529,795	542,996

Total		$ 1,978,090	$ 1,803,107

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

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of July 31, 2005 and April 30, 2005:

Item		7/31/2005	4/30/2005

Building	(1)	$ 1,037,539	$ 1,020,422
RuiLi Project (property, at cost),	(2)	400,687	367,948
Machinery	(1)	1,669,131	1,811,778
Furniture, fixtures & Office equipment		130,151	132,349
Vehicles		134,740	129,846
Leasehold improvements		27,524	27,524

Sub-total		3,399,772	3,489,867

Less: accumulated depreciation		(259,906)	(206,404)

Property and equipment, net		$ 3,139,866	$ 3,283,463

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

The summary of Investments Accounts as of July 31, 2005 and April 30, 2004 is as follows:

	Year	Historical	As of	Increase		As of	Equity
Item					Divesture
	Purchased	Costs	4/30/2005	(Exchange)		7/31/2005	Ownershi
							p

Owned by L&L:

Tech-H	2001	$ 400,500	$ 400,500	$ 0	$ 0	$ 400,500	19.8%

Owned by LEK:

Air Compressor Co.	2004	60,533	60,533	1,195		61,728	5.0%

21

$461,033 $ 1,195 $ 0 $ 462,228
22

NOTE 11. ACCRUALS AND OTHER LIABILITIES

Accruals and other liabilities consisted of the following as of July 31, 2005 and April 30, 2005:

Item		7/31/2005	4/30/2005

Accrual expenses :		$ 575,629	$ 538,995

a) Selling commissions		175,449	217,244
b) Office expenses		162,905	149,917
c) Staff salaries and benefits		103,521	63,532
d) other operation expenses including audit fees		133,754	108,302

Other liabilities	(1)	1,016,002	721,751

Total		$ 1,591,631	$ 1,260,746

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

(3): The notes are subject to paying interests only, until the full principal balances become due at maturity.

NOTE 13. BANK LOAN AND BANK LINE OF CREDIT

Bank loan and bank line of credit are summarized as follows:

Items	7/31/2005	4/30/2005

Bank loans
L&L	$-	$ 213,846
LEK subsidiary	648,148	635,593

Total	$648,148	$ 849,439

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

The sales segmentsare summarized as follows:

	Period ended on		Period ended on
Sale Segments		%		%
	7/31/2005		7/31/2004

Air compressors	$3,273,524	99%	$ 0	0%
Consulting	$20,000	1%	$18,400	100%

Total Sales	$3,293,524	100%	$18,400	100%

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

	2005	2004

Current (benefit) provision	$ 164,000	$ (1,570)

Deferred (benefit) provision	$ (164,000)	$ 1,570

Total income tax provision	$-0 -	$ -0 -

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

The differences between the statutory and effective tax rates are estimated as follows:

	As of 7/31/2005		As of 4/30/2005

U.S. federal statutory rates	$ 0	15%	$ 2,410	15%

China government rate	$ (163,000)	33%	$ (43,884)	33%

Hong Kong flat statutory rate	$ (1,000)	16%	$ (606)	16%

Valuation allowance	$ 164,000		$ 42,080

	$ - 0 -	-0-%	$ - 0 -	-0-%

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

Item	Three Months Ended	Three Months Ended
	July 31, 2005	July 31, 2004

Net Income	$ 119,326	$ (164,772)
Number of Shares	18,319,724	16,883,316
Per Share - Basic	$ 0.007	$ (0.010)
Effect of dilutive shares	538,367	-
Number of dilutive shares	18,858,091	16,883,316
Per Share - Diluted	$ 0.006	$ (0.010)

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

The following table summarizes two types of warrants and exercise prices, as of July 31, 2005:

	Number of	Number of
Name of Director, executive	Warrants (D)	Warrants (E)	Warrants
	issued and	issued and	convertible price
	outstanding	outstanding

Olmsted , Director		7,500	$3.00
Leung, Director		181,250	$ 3.00
Lee, Director		604,166	$ 3.00
Locke, Director, ex -executive	120,000		$ 2.25
Kiang, Director		61,666	$ 3.00
Sheppard, Director		51,667	$ 3.00
Borich, Director		50,000	$ 3.00

Total units issued	120,000	956,249

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
Dickson Lee, CPA Chairman & CEO

Exhibit 32.2 CERTIFICATION PURSUANT TO

     18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of L & L Financial Holdings, Inc. (the "Company") on Form 10-QSB for the first quarter ending July 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dickson Lee, Acting Comptroller of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

December 20, 2005	By: /s/ Dickson Lee
------------------------
Dickson Lee, CPA
Chairman & CEO

