Form 10QSB
period 2005-10-31
L & L FINANCIAL HOLDINGS INC
filed 2006-01-26
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the SecondQuarter Ended on October 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From May 1, 2005 to October 31, 2005

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
Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock as of
October 31, 2005 was 18,497,418

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

	L & L FINANCIAL HOLDINGS, INC.
	Report on Form 10-QSB For the Second Quarter Ended October31, 2005
	Table of Contents
		Page
PART IFINANCIAL INFORMATION
Item 1.Financial Statements
	Consolidated Balance Sheets................……………..……….……	3
	Consolidated Statements of Operations …………………….……	5
	Consolidated Statements of Cash Flow ..………………...…	7
	Consolidated Statements of Shareholders' ..……………………..…	10
	Notes to the Consolidated Financial Statements ..………...….…	11
Item 2.Management's Discussion and Analysis or Plan of Operations		19
Item 3.Control and Procedures .................…………………………………		33
PART IIOTHER INFORMATION
Item 1.	Legal Proceedings .........................……………………	34
Item 2.	Changes in Securities ...................……………………	34
Item 3.	Defaults upon Senior Securities…………………………………….	34
Item 4.	Submission of Matters to the Vote of Securities Holders…………	34
Item 5.	Other Information…………………………………………………	34
Item 6.Exhibits and Reports on Form 8-K ............………………		34
Signatures............................……………………………............……		35
Certifications………………………………………………………………….		36

	PART I FINANCIALINFORMATION

Item 1. FINANCIAL STATEMENTS

L & L FINANCIAL HOLDINGS,INC.
CONSOLIDATED BALANCESHEETS
As of October 31, 2005 and April30, 2005

	October 31	April 30
	2005	2005

	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash	$218,366	$1,978,671
Accounts receivable, net	5,942,981	4,861,364
Notes Receivable	30,884	67,014
Prepayment and other assets	1,885,798	1,803,107
Inventories	3,662,668	3,761,166

Total current assets	11,740,697	12,471,322

PROPERTY AND EQUIPMENT,net	3,071,109	3,283,463
GOODWILL	1,591,704	1,463,124
LOAN FROM A CORP SHAREHOLDER	4,896,611	4,351,582
INVESTMENTS	462,228	461,033

Total long term assets	10,021,652	9,559,202

TOTAL ASSETS	$21,762,349	22,030,524

LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES:
Accounts payable	3,828,497	4,252,912
Accrued and other liabilities	1,560,479	1,260,746
Taxes payable	2,417,426	2,066,927
Customer deposits	776,937	385,413
Bank loan and bank line of credit	401,235	849,439

Total current liabilities	8,984,574	8,815,437

CONSOLIDATED BALANCE SHEETS (Cont'd)

LONG TERM LIABILITIES:
Long Term Bank Loan	-	1,210,654

TOTAL LIABILITIES	8,984,574	10,026,091

MINORITY INTEREST	4,486,967	4,738,894

STOCKHOLDER'S EQUITY:

Preferred stock, no par value, 2,500,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value, 120,000,000 shares
authorized 18,497,418 and 18,227,559 issued and
Outstanding	18,498	18,228
Paid -in Capital	7,690,510	6,883,603
Due to/(from) controlling shareholder	24,941	42,575
Deferred stock compensation	(71,000)	(80,000)
Foreign currency translation	83,234	(11,088)
Retained Earnings	544,625	412,221

Total stockholders' equity	8,290,808	7,265,539

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,762,349	$22,030,524

The accompanying notes are an integral part of these consolidated financial statements

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
The quarterly period ended October 31, 2005 and 2004
	Three MonthsEnded		Six MonthsEnded
	October 31	October 31	October 31	October 31
	2005	2004	2005	2004

REVENUES
Sales (LEK)	3,079,654	-	6,353,178	-
Consulting Income	-	8,000	20,000	26,400

TOTAL REVENUES	3,079,654	8,000	6,373,178	26,400

Cost of Goods Sold	2,167,900	-	4,529,056	-
Consulting Expenses	23,220	-	64,276	-

Total Cost of sales	2,191,120		4,593,332
Gross profit	888,534	8,000	1,779,847	26,400

OPERATING COSTS AND EXPENSES:
Personnel costs	391,096	104,453	778,333	219,251
Selling / General and administrative expenses	515,497	244,835	1,019,031	310,959

Total operating expenses	906,593	349,288	1,797,364	530,210

OTHER EXPENSES/(INCOME):
Interest income / (expense)(net)	11,041	1,042	(43,936)	3,149
Other income (net)	(164,567)	(237)	(438,511)	(94)

Total other expenses/(income)	(153,526)	805	(482,447)	3,055

INCOME/(LOSS) BEFORE INCOME TAXES AND MINORITY
INTEREST	135,467	(342,093)	464,930	(506,865)
LESS PROVISION FOR INCOME TAXES	-		-	-

INCOME BEFORE MINORITY INTEREST	135,467	(342,093)	464,930	(506,865)

	(122,390)
LESS: MINORITY INTEREST		-	(332,525)	-

NET INCOME	13,078	(342,093)	132,404	(506,865)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(390)	(399)	94,322	(900)

Total other comprehensive loss	(390)	(342,492)	94,322	(507,765)

CONSOLIDATED STATEMENTS OF INCOME (Cont'd)
COMPREHENSIVE INCOME	12,688	(342,492)	226,726	(507,765)

NET INCOME PER COMMON SHARE – basic	0.001	(0.0201)	0.007	(0.0295)

NET INCOME PER COMMON SHARE – diluted	0.001	(0.0201)	0.007	(0.0295)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – basic	18,497,418	17,024,756	18,407,616	17,194,113

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – diluted, under treasury stock method	19,035,785	17,024,756	18,945,983	17,194,113

The accompanying notes are an integral part of these consolidated financial statements

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
Six months ended October 31, 2005 and 2004
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$132,404	$(506,864)
Add: Minority interest income	332,526
Adjustments to reconcile net income to net cash
provided by / (used in )operating activities:
Depreciation and amortization	121,079	7,316
Amortization for deferred compensation	9,000	6,355
Allowance for doubtful accounts		72,000
Stock issued as compensation for director's fee		-
Provision for inventory	(489)	-
Changes in assets and liabilities (net of business acquisition):
Accounts receivable	(1,027,529)	120,570
Inventory	165,294	-
Prepaid and other assets	(332,320)	(141,215)
Accounts payable	(497,422)	(7,303)
Accrued liabilities and other liabilities	951,687	613

Net cash (used in)/provided by operating activities	(145,770)	(448,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in notes receivable	36,369	-
Disposal property and equipment	10,651
Purchases of investment		26,663
Purchases of property and equipment	(5,630)	(2,447)

Net cash (used)/provided by investing activities	41,390	24,186

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales and subscriptions(net)	9,600	698,083
Net advances (to) from controlling shareholder	(17,634)	22,687
Net borrowings/ repayments on bank line of credit	(1,671,413)	(19,748)

Net cash (used)/provided by financing activities	(1,679,447)	701,022

FOREIGN CURRENCY TRANSLATION	23,522	(900)

7

CONSOLIDATED STATEMENT OFCASH FLOWS (UNAUDITED) (Cont'd)
INCREASE/(DECREASE) IN CASH	(1,760,305)	275,780
CASH, BEGINNING OF YEAR	1,978,671	461,050

CASH, END OF PERIOD	$218,366	$736,830

The accompanying notes are an integral part of these consolidated financial statements

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
Six months ended October 31, 2005 and 2004

	2005		2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$32,738	$		0
Income taxes	$0	$		0

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Exchange of the company's common shares of 265,859
at a mutually agreed value of $3.00 per share for	$797,577	$		0
exchange of LEK's 9.4% equity.

Exchange of equipment for account receivable	168,743

L&L Financial Holdings, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

For period ended October31, 2005

				Due
			Additional	(from)/to			Foreign
	CommonStock		Paid-in	Controlling	Deferred	Retained	Currency

	Shares	Amount	Capital	Shareholder	Compensation	Earnings	Translation	Total

Balance
April 30, 2005	18,227,559	$18,228	$6,883,603	$42,575	$(80,000)	$412,221	$(11,088)	$7,265,539

Issuance of common
stock for cash	4,000	4	9,596					9,600

Issuance of common	265,859	266	797,311					797,577
stock for acquisition

Advance (from)/ to				(17,634)				(17,634)
shareholder

Amortization of					9,000			9,000
deferred compensation

Foreign currency
translation adjustment							94,322	94,322

Net Profit						132,404		132,404

October 31, 2005	$18,497,418	$18,498	$7,690,510	$24,941	$ (71,000)	$544,625	$83,234	$ 8,290,808

The accompanying notes are an integral part of these consolidated financial statements

L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004

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

Accounts receivable - The majority of the Company's accounts receivable is due from its customers in China. The Company determines any required allowance, by considering a number of factors including length of time trade accounts receivable are past due and the Company's previous loss history. The Company writes off accounts receivable when they become uncollectible. When payments subsequently received on such receivables, they are credited to the allowance for doubtful accounts.

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

Stock-Based Compensation: The Company issued warrants to compensate directors and executive in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and provides the pro forma net earnings and pro forma earnings per share disclosures for employee stock warrants granted, as if the fair-value-based method defined in

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied. In accordance with APB No. 25, compensation expense is recorded on the date an warrant is granted only if the current market price of the underlying stock exceeds the exercise price. The Company has issued two types of warrants (Class D, and Class E). As of October 31, 2005, no options have been granted.

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

a) Pro Forma Net Income and Earning Per Share:

Under SFAS 123, the Company's net earnings, and earning per share are adjusted to the pro forma amounts for the three/six months ended October 31, 2005, and 2004, as follows:

(Per $ thousand)	Three monthsperiod ended		Six monthsperiod ended

	10/31/2005	10/31/2004	10/31/2005	10/31/2004

Net income - as reported	$ 13	$ (342)	$ 132	$ (507)

Stock-Based employee
compensation

Expense included in	0	3	0	3
reported net income, net of
tax

Total stock-based
employee compensation
expense

determined, under fair-
value-based method for

all rewards, net of tax	0	(3)	0	(3)

Pro forma net profit	$ 13	$ (342)	$ 132	$ (507)

The fair value of the options granted in the period ended October 31, 2005 was determined based on the minimum value method. That calculation assumed no dividends, 5 year lives and risk free interest rate of 3.25% .

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the quarterly ended October 31, 2005.

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

Foreign currency translation - The foreign subsidiaries maintain their financial statements in the local currency which has been determined to be the functional currency. Substantially all operations are conducted in China and Hong Kong, the functional currencies are respectively Renminbi (RMB) and Hong Kong Dollar. Assets and liabilities denominated in the foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains and losses resulting from foreign currency transactions are included in the results of operations. There were approx. 2% appreciation of RMB against the U.S. dollars, resulting foreign currency gains for the Company, for the six months ended October 31, 2005. The China government adopted a new exchange(fixed) rate between U.S. dollars and RMB during the quarter, led to appreciation of RMB and depreciation of the U.S. dollars. No change of Hong Kong dollar exchange rate with the U.S. dollars during the period ended on October 31, 2005..

NOTE 3. BUSINESS COMBINATION

On December 4, 2004, the Company purchased 51% voting ownership interest of LiuZhou City No. 2 Air Compressor Co Ltd, or Liuzhou Liuerkong Machinery Company Ltd. ("LEK"). The acquisition of LEK is recorded under a purchase method of accounting. The LEK purchase price of $4,327,272, based on the negotiated value of LEK's net assets, was paid via an exchange of 1,442,424 of L&L common stock valued at $3.00 each stock. The value of the common stock issued was based on the price received for cash sales of the stock during fiscal 2005. The Company has accounted for the transaction as a purchase. In accordance with SFAS No. 141, the Company consolidates LEK financial position at October 31, 2005 and operational results from April 30, 2005 through October 31, 2005.

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

3. Contingent payments, options, or commitments specified in the acquisition contract and their accounting treatments are as follows:

a) As prescribed in the acquisition contract, three (3) loans of approx $121,800 (RMB 1,000,000) each would be made by L&L to LEK. Two of the installments are made to LEK on 12/14/2004 and 5/1/2005, respectively. The third loan of $121,800 due after year-end and, is to be made on a conditional basis. Those conditions include, LEK management performance meets the budget. The loans bear a minimal interest rate to be paid by LEK to the Registrant. These loans are designed for the improvement of LEK working capital, as well as for a consolidation the existing three LEK manufacturing facilities to a new single plant, to enhance LEK inventory controls and operational efficiency. These inter-company balances are eliminated in consolidation.

b) On June 30, 2005 the Registrant acquired additional 9.4% of LEK equity shares using a stock exchange at $3.00 per share of the Company stock. Thus, the Company increased its equity holding of LEK to 60.4% . The consolidated statement of operations of the Company through the six months ended on October 31, 2005 includes the results of operations of LEK from the acquisition date of December 4, 2004.

c) L&L plans to form a new Sino-American join-venture company with selected assets of LEK, to focus on air compressor business, to gain further control over LEK, and to enjoy the tax benefits of China.

4. LEK Condensed balance sheet disclosures.

The LEK condensed balance sheet as of December 4, 2004 is summarized as follows:

	Historical	Fair Market		Historical	Fair Market
	Cost	Value		Cost	Value

			Accounts
Cash	$ 640,024	$ 640,024	Payable	$ 4,667,924	$ 4,667,924

Accounts
Receivable	2,627,109	2,627,109	Other Payable	5,058,532	5,058,532

Other
Receivable and			Long Term
Prepayment	5,620,200	5,620,200	Liabilities	146,239	146,239

			Minority
Inventories	4,837,738	4,967,666	Interest	1,271,717	1,293,802

Fixed Assets	1,042,544	3,050,765	Equity	3,623,203	5,739,267

			Total
			Liabilities and
Total Assets	$14,767,615	$16,905,764	Equity	$14,767,615	$16,905,764

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

5. The allocation of LEK purchase cost of $5,187,727.

Total LEK purchase cost of $5,187,727, which consists of $5,124,849 of stock exchange value, and $62,878 of capitalization of direct acquisition costs, is allocated to two components: 1) the fair market value of LEK's net equity and 2) goodwill. Details are summarized as follows:

As April 30, 2005, the goodwill calculation as below:

Item
Amount

Fair value of assets	$ 16,905,764
Less: Fair value of liabilities	9,872,695
Minority interest	1,293,802

LEK equity	$ 5,739,267

Net equity acquired by L&L	$ 2,927,026	(51% of LEK equity)
Goodwill acquired by L&L	$ 1,463,124

Total LEK cost to L&L	$ 4,390,150

As a result of the additional acquisition of 9.4% of LEK in June 2005, additional goodwill was recorded.

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

On June 30, 2005, an exchange of the Company's common shares of 265,859 at a mutually agreed value of $3.00 per share for exchange of LEK's 9.4% of equity. After the Registrant acquired additional 9.4% of LEK equity shares, the Company increased its equity holding of LEK to 60.4% . The $3 per share was determined based on the most recent cash sales of the Company's common stock.

The calculation for the additional goodwill is presented below:
Item

Amount

Fair value of assets	$ 20,826,047
Less: Fair value of liabilities	12,378,007
Minority interest	1,331,048

LEK equity	7,116,992

Net equity acquired by L&L	668,997	(9.4% of LEK equity)
Goodwill acquired by L&L	128,580

Total LEK cost to L&L		( $ 797,577=$ 3×265,859 )
	$ 797,577

Total Goodwill	$ 1,591,704

6. Goodwill of LEK in the amount of $1,591,704 is shown on the Registrant's consolidated balance sheet as of October 31, 2005. Goodwill included in the consolidated statement is a result of combing LEK operations into the Company's operations. Goodwill is a residual cost after the cost allocation of the total purchase price of $5,187,727 exceeds the net equity acquired. The goodwill of LEK is an intangible asset, expected to be indefinite until the disposal of the LEK operations. Goodwill of LEK relates to its established brand name, and the oil-free (non-lubricant) technology incorporated in LEK piston-type air compressors. The Company has not identified any finite lived intangible assets in connection with this transaction.

In accordance with SFAS No. 142, Management determined that there is no impairment of the LEK Goodwill at the end of October 31, 2005. This is, evidenced by there is no significant change of the Goodwill. As of October 31, 2005 the fair market value of goodwill of $4,617,433 which is same as Dec 4, 2004 is higher than the carrying amount of $1,591,704 as of October 31, 2005. On-going test of impairment of goodwill will be made in the future on impairment for the year ending on April 30,2006 .

NOTE 4. CASH

The cash balances as of October 31, 2005 and April 30, 2005 consist of:

Item	10/31/2005	4/30/2005

Cash on hand	$ 11,220	$ 12,804
Cash in banks	207,146	1,965,867

Total	$ 218,366	$ 1,978,671

NOTE 5. ACCOUNT RECEIVABLES

The account receivable balances as of October 31, 2005 and April 30, 2005 consist of:

			10/31/2005			4/30/2005

Item			Bad debt	Account		Bad debt	Account
		Amount			Amount
			provision	receivable, net		provision	receivable, net

Within credit term	(1)	$4,596,302	$ -	$4,596,302	$ 3,694,676	$ -	$ 3,694,676
Exceeding due
day 1 to 30 days		237,969	(11,898)	226,071	237,214	(11,861)	225,353
Exceeding due
day 31 to 180 days		1,415,873	(295,265)	1,120,608	1,255,133	(313,798)	941,335
Exceeding due	(2)
day 181 days		704,195	(704,195)	-	666,109	(666,109)	-

Total						$
		$ 6,954,339	$ (1,011,358)	$5,942,981	$ 5,853,132	(991,768)	$ 4,861,364

(1)	Based on Chinese business custom, the Company grants approx 30-60 days credit term for their customers.

(2)	The receivable would normally be collected within the180 days.

NOTE 6. NOTES RECEIVABLE

The notes receivable balances as of October 31, 2005 and April 30, 2005 consist of:

Item	10/31/2005	4/30/2005

Amount	$ 122,884	$ 159,014
Bad debt provision	(92,000)	(92,000)

Notes receivable, net	$ 30,884	$ 67,014

The notes receivable of $30,884 was due from LEK subsidiary. The note receivable incurred in current year and the entire amount was collected in December, 2005.

NOTE 7. INVENTORIES

Inventories located at LEK subsidiary consist of the following details as of October 31, 2005 and April 30, 2005:

Item		10/31/2005	4/30/2005

Raw Materials (net)	(1)	$3,451,581	$3,169,341
Work in process		727,368	919,932
Finished Goods		367,715	543,108

Subtotal		4,546,664	4,632,381
Less: Obsolescence Provision		(883,996)	(871,215)

Total Inventories		$ 3,662,668	$ 3,761,166

(1): Slow moving inventories - raw materials relates to LEK air compressor manufacturing operations. Prior to L&L's acquisition of LEK on 12/4/2004, LEK made bulky purchased of raw materials for price volume discounts. Due to larger volume on hand, some raw materials can not be used in 3 months, thus are considered slow moving. Management believes that these raw materials can be absorbed in the next 6 months, under the current production schedule. Therefore, no provision of slow moving inventories is needed as of 10/31/2005.

NOTE 8. PREPAYMENT AND OTHER ASSETS

Prepayment and other assets consist of the following details as of October 31, 2005 and April 30, 2005:

Item		10/31/2005	4/30/2005

Prepayments	(1)	$ 591,304	$ 345,046
Deposits	(1)	186,907	177,415
Other Receivables	(2)	566,429	737,650
Advances to employees	(3)	541,158	542,996

Total		$ 1,885,798	$ 1,803,107

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

(3); LEK has some 20 sales and service centers, located through out China and away from LiuZhou factory. Each sale staff of these locations receives some cash advances, in order to conduct LEK business. The advances are recorded under employees' personal names, as advances to employees. The advances are on a replenish basis. In addition, it is the business practice that when employees having business trips, or due to unexpected difficulties, they may obtain an approval to borrow cash advance from the employer, on a temporarily basis. The advances can be collected, either upon demand, upon employees' claim their expenses, or deducted from their salaries. As the Company with LEK factory has. 700 workers and staff as of 10/31/2005, the balance is considered reasonable.

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of October 31, 2005 and April 30, 2005:

Item		10/31/2005	4/30/2005

Building		$ 1,037,539	$ 1,020,422
RuiLi Project (property, at cost),	(1)	400,687	367,948
Machinery		1,657,719	1,811,778
Furniture, fixtures & Office equipment		130,151	132,349
Vehicles		134,740	129,846
Leasehold improvements		27,524	27,524

Sub-total		3,388,360	3,489,867

Less: accumulated depreciation		(317,251)	(206,404)

Property and equipment, net		$ 3,071,109	$ 3,283,463

(1): On April 20, 2005 a verbal agreement was reached that a debtor, Ms. Yong Peng, is to turn over the land usage rights of two parcels and a resort property valued at approx. $400,000 to the Company, to offset two outstanding loans of $367,948 due to the Company. As the formal contract was not signed until July 17 of 2005, the Company reclassified Account Receivables to the Property and Equipment account, under Ruili Property at April 30, 2005. The properties located at RuiLi city, China, may facilitate the Company expansion in China. The property rights include: a) a 30 year usage right on 80.5 Mu of land, with remaining right of 25 yeas, expiring on 4/26/2030, b) a 20 year land usage right on 28 Mu of an adjacent land with a reservoir, with a remaining right of 19 years, expiring on 12/14/2024, and c) an ecological resort properties with pepper trees, plants, and bungalows. The property was developed as a resort.

NOTE 10. INVESTMENTS

The Company made an investments - Tech-H Information Co. Ltd. ("Tech-H")in 2001, Tech-H located in Cheng-Du city. the company recorded investments at costs. As of October 31, 2005, the Company still owns a 19.8% investment interest in Tech-H, recorded under an investment are accounted for at cost, consistent with that of the prior year. The audited financial statements of Tech-H indicate the software company is growing and profitable. Therefore, management determined there is no impairment for the software company's investment.

In addition, the LEK air compressor subsidiary has an investment in another air compressor entity (5%) as of October 31, 2005. This small investment is recorded as an investment account on the balance sheet at October 31, 2005. The investment is recorded at cost and no impairment is suggested.

The summary of Investments Accounts as of October 31, 2005 and April 30, 2004 is as follows:

	Year	Historical	As of	Increase		As of	Equity
Item					Divesture
	Purchased	Costs	4/30/2005	(Exchange)		10/31/2005	Ownership

Owned by L&L:
Tech-H	2001	$ 400,500	$ 400,500	$ 0	$0	$ 400,500	19.8%
Owned by LEK:
Air Compressor Co.	2004	60,533	60,533	1,195		61,728	5.0%

			$461,033	$ 1,195	$0	$ 462,228

NOTE 11. ACCRUALS AND OTHER LIABILITIES

Accruals and other liabilities consisted of the following as of October 31, 2005 and April 30, 2005:

Item		10/31/2005	4/30/2005

Accrual expenses :		$ 533,252	$ 538,995

a) Selling commissions		120,804	217,244
b) Office expenses		158,220	149,917
c) Staff salaries and benefits		144,725	63,532
d) other operation expenses including audit fees		109,503	108,302

Other liabilities	(1)	1,027,227	721,751

Total		$ 1,560,479	$ 1,260,746

(1): Other liabilities included employees' social insurance, prepaid rental deposit, and other loans with some other companies. All the liabilities have no repayment terms. They are miscellaneous short term accruals due to month early end cut-off dates. They are not notes payable. These accruals are to be paid off in the next month.

NOTE 12. LOANS DUE FROM A LEK CORPORATE SHAREHOLDER AND ITS AFFILIATES

These loans consisted of the following as of October 31, 2005 and April 30, 2005:

Item	Note	10/31/2005	4/30/2005

Liuzhou No. 2 air compressor Co, Ltd.	(1) (3)	$ 3,605,459	$ 3,085,440
FLUID-MEC International Holdings Co.,	(2) (3)	1,291,152	1,266,142
Ltd

Total		$ 4,896,611	$ 4,351,582

(1): When the Registrant acquired LEK, its assets included a loan of approximately $3.085,440 due from a corporation which owns a minority share of LEK. The loan amount is fully secured by assets of a land usage right ($5,413,402, which was determined by an evaluation report issued by an independent China evaluation firm, and a commercial properties ($2,780,387) of this corporate entity. The loan allows the Company to take the rental income of the commercial properties (approx. $284,000 per annum) as its interest payment (equivalent to approx 9.3% per annum). The term loan becomes due in the year of 2007. Management believes the loan is fully collectable in 2007.

(2): When the Registrant acquired LEK during the current year, an asset of LEK includes a loan of approx. $1,266,142 due from a corporation which owns a minority share of LEK's affiliate. The loan is charged with 2% interest guaranteed by its shareholders and is due in December, 2007. According the loan contract, the principal and interest will be due, and collected in December 2007. The loan had an income to LEK of $6,331, and to L&L $3,429 during the current period ended on October 31, 2005. .

(3): The notes are subject to paying interests only, until the full principal balances become due at maturity.

NOTE 13. BANK LOAN AND BANK LINE OF CREDIT

Bank loan and bank line of credit are summarized as follows as of October 31, 2005 and April 30, 2005:

Items	10/31/2005	4/30/2005

Bank loans
L&L	$ -	$ 213,846
LEK subsidiary	401,235	635,593

Total	$ 401,235	$ 849,439

Bank loan collateralized the properties of the subsidiary approximately US$648,148 as of October 31, 2005. Interest is charged at 5.31 % per annum. The loan interest is payable monthly. The Company's loan balance includes interest accrual under this facility.

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

1) Sales Segment:

For the current period ended October 31, 2005, the LEK air compressors income represented 99% of the total consolidated sales. L&L focus to acquire other factories and projects in the future, its consulting fee income through its professional services, is reduced, representing less than 1% of total consolidated sales. For the prior ended on October 31, 2004, the Company did not own LEK, thus its consulting income represented 100% of its income.

The sales segmentsare summarizedas follows:

	Three months			Three months	Six months
Sale		Six months ended
	ended on		%	ended on	ended on	%
Segments		on 10/31/2005
	10/31/2005			10/31/2004	10/31/2004

Air	$ 3,079,654	$ 6,353,178	99%	$ -	$ 0	0%
compressors
Consulting	-	$20,000	1%	8,000	$26,400	100%

Total Sales	$ 3,079,654	$6,373,178	100%	$ 8,000	$26,400	100%

The Company plans to continue focusing on the air compressor sales and manufacturing activities in China. It plans to include sales of US air compressor products in China to increase the product portfolio, so the air compressor segment will continue to be the dominant segment in the future.

2) Geographic Segment:

During the current period ended on October 31, 2005, the Company's operations are in two geographic locations : 1) in China, and 2) in the US. In the current year, all income is generated in China, and in the six months, LEK contributes sales of $6,353,178 to the Company.

During the current year there is no concentration of LEK sales with any of its customers, suppliers, accounts receivable. As the prior year, the Company did not own the controlling interest in LEK, the concentration disclosure is not needed.

3) Segment byAssets:

The Company'sassets consistsof the following:
						( in $Per Thousand)

		10/31/2005				4/30/2005

		LEK				LEK
Assets	L&L				L&L
		air	Total	%		air	Total	%
	consulting				consulting
		compressors				compressors

Cash	33	185	218	1	399	1,580	1,979	9

Receivables	528	5,445	5,973	27	622	4,306	4,928	22

Prepayment	388	1,745	1,887	9	477	1,568	1,803	8

Inventories	-	3,663	3,663	17	0	3,761	3,761	17

PP&E	615	2,456	3,071	14	594	2,689	3,283	15

Goodwill	-	-	1,591	8	0	0	1,463	7

Loan from	-	4,897	4,897	22	0	4,352	4,352	20
shareholder

Investment	6,769	62	462	2	5,408	60	461	2

Total Assets	8,333	18,453	21,762	100	7,500	18,316	22,030	100

Asset %	16%	84%	100%		17%	83%	100%

NOTE 16.INCOME TAXES

The Company‘s main operations are located in China. The Company is subject to income taxes primarily in three taxing jurisdictions, including China, Hong Kong (under China sovereignty) and the United States. The income of the Company is mainly generated via its controlled LEK subsidiary, a controlled foreign entity located in China. As no cash or fund is repatriated from LEK to the US, the Company is not subject to the US federal taxation for both the current period and the period ended on October 31, 2005 and April 30, 2005, under subpart F, Income from controlled foreign company, of the US Internal Revenue Code.

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company, due to the LEK acquisition, acquired a net operating loss carry forward of approximately $7,708,480 incurred in the past via LEK operations in China, resulting a tax credit of approximately $2,543,900. In the years ended on October 31, 2005 and April 30, 2005, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities. The deferred income tax asset is offset by an equal valuation allowance. Income taxes for the six month period ended October 31, 2005 consisted of the following:

	2005	2004

Current (benefit) provision	$ 164,000	$ (1,570)

Deferred (benefit) provision	$ (164,000)	$ 1,570

Total income tax provision	$-0 -	$ -0 -

During the period ended on October 31, 2005, income is generated from its China LEK subsidiary, is to be used for its expansion in China. The Company has no plans to repatriate its overseas profit or funds back to the US. Therefore, the Company does not anticipate any U.S. income tax in the future. The registrant takes over LEK in the December 2004 with carry forward loss, thus it recorded no Chinese income tax liabilities to China local government as of October 31, 2005.

The differences between the statutory and effective tax rates are estimated as follows:

	As of 10/31/2005		As of 4/30/2005

U.S. federal statutory rates	$ 0	15%	$ 2,410	15%

China government rate	$ (163,000)	33%	$ (43,884)	33%

Hong Kong flat statutory rate	$ (1,000)	16%	$ (606)	16%

Valuation allowance	$ 164,000		$ 42,080

	$ - 0 -	-0-%	$ - 0 -	-0-%

As a result of the LEK operations, its local sales taxes payable in China at October 31, 2005 was $2,304,570. These payables related to local sales tax, local properties taxes, and miscellaneous tax liabilities of LEK payable to Chinese local governments, and can be postponed temporarily. L&L, a US company, is in contacts with local municipal government, and is in a process to formulate a formal Sino-American joint-venture to bring in US management skills, US technology, capital, to China, which benefit local communities. As according to the China law, a new joint venture may enjoy special Chinese tax rebates and treatments from the governments, thus there is a high probability that the LEK local tax liabilities in China can be mitigated

NOTE 17. RELATED PARTY TRANSACTIONS

There are two related entities controlled by the controlling shareholder of the Company as of October 31, 2005. Certain expenses such as rent, personnel costs and other overhead expenses are shared and allocated among these affiliated entities. The results of operations could vary depending on the method of allocating these expenses.

The Company provides office space, professional and technical personnel and marketing leads to one such affiliate, owned by the Company's controlling shareholder. There are number of contracts entered into by the affiliate for which the Company provides the professional staff for conducting the services to end-user clients and charge the affiliate for professional fees as the Company's income. Under the contracts, the affiliate agrees to pay 80% of its billings, as well as reimburse 75% of the professional staff salary and 40% of the administrative staff salary to the Company. During the period ended October 31, 2005, the Company received total fees from the affiliate for $0. The receivable balances related to these billings are included in the amount due from the controlling shareholder and his affiliate's balance. As of October 31, 2005, the amount due related to these billings was $457.

Another affiliate, a securities brokerage firm, provides assistance in raising capital and other contracted business presentations for the Company. This affiliate shares the office space with the Company in Seattle, Washington. During the period ended October 31, 2005, the Company incurred expenses, net of fees earned of $4,960. In August, 2005, the controlling shareholder has applied the disposition of his interest of the securities firm, pending regulators approval. During the period ended October 31, 2005, the Company made loans of $246,914 (RMB 2,000,000) to LEK, as LEK working capital to improve its operations. The L&L loan of $246,914 to LEK is eliminated during the consolidation process and is excluded in the Company consolidated balance sheet, as of October 31, 2005.

The Company operates business in China with its corporate office is located in Seattle Many executives of China operations need to travel to the Seattle Office to discuss business and cross train each other. Some overseas managers may not familiar with US customs, food and the right-hand driving on the US roads, nor have a driver's license. For operational efficiency, overseas employees are required to stay at a house owned by the majority shareholder of the Company, so they can cook food at nights at the facility. They also form a carpool to work in Seattle, using a Company car. A feasibility study reveals that staying in the facility is less expensive and more convenient than staying at a hotel or a leased apartment. Rent for the facility is paid to the Company's majority shareholder. Fees paid for rent for the current period ended on October 31, 2005 was $6,160, and for the prior ended on October 31, 2004 was $6,026.

The Company borrows and advances funds to its affiliates controlled by its controlling shareholder. The net amount due to the controlling shareholder and his affiliates was $24,941 as of October 31, 2005and $42,575 as of April 30, 2005.

NOTE 18. STOCKHOLDERS' EQUITY

The following events incurred during the current period ended October 31, 2005:

The Company offered its common shares with warrants in private placements under the Reg. D to the US accredited investors, to gain capital for acquisition activities in China starting in June of 2003. The initial PPM offered at $2.50 per share with a warrant convertible at the same price. The share price increased to $3.00 on February 14, 2004. As of October 31 2005,The Company continues to hold out the private placement offering at $3.00 for one L&L common share and one warrant. See Note 21, Fund Raising for additional disclosure.

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

The table below listed the Company's of warrants as of October 31, 2005 and April 30, 2005.

WARRANTS
SUMMARY
			Beginning					Warrants	Ending
			balance	Activityduring theperiod				Expired	balance

Type of
Warrants	Date	Authorized	4/30/2005	Issuance	Split	Conversion	Exercised	10/31/2005	10/31/2005

		(Units)	(Units)	(Units)	(Units)	(Units)	(Units)		(Units)
Warrants (class
A)
Re: Warrants on
PPM exercise	Feb-03	2,000,000	1,400,202	-	-	-	-	-	1,400,202
price @US$2.50

Warrants (class
B)
Re: Warrants on
PPM exercise	Feb-04	1,000,000	348,759	-	-	-	-	-	348,759
price @US$3.00

Warrants (class
C)
Re: Premium of
US$1.25 with
exercise price
@US$2.00	Jul-04	1,000,000	825,000	-	-	-	-	-	825,000

Warrants (class
D)
Re: Executive
exercise price	May -04	1,100,000	120,000	-	-	-	-	-	120,000
@US$2.25

Warrants (class	May -04	4,000,000	956,249	-	-	-	-	-	956,249
E)
Re: Director
exercise price
@US$3.00

Total		9,100,000	3,650,210	-	-	-	-	-	3,650,210

See Note22, EmployeeStock OptionPlan, for warrants(classD and ClassE) issuedtoexecutive anddirector compensations.

NOTE 19. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding during the year. Under the treasury stock method of SFAS #128, the Company computed the diluted earning per share, as if all issued warrants were converted to common stock, and cash proceeds were used to buy back common stock. The following presents both basic and diluted earnings per share, for the two periods ended on October 31, 2005 and 2004.

	Three Months	Three Months	Six Months	Six Months
Item	Ended October	Ended October	Ended October	Ended October
	31, 2005	31, 2004	31, 2005	31, 2004

Net Income	$ 13,078	$ (342,093)	$ 132,404	$ (506,865)
Number of Shares	18,497,418	17,024,756	18,407,616	17,194,113
Per Share - Basic	$ 0.001	$ (0.020)	$ 0.007	$ (0.030)

Effect of dilutive	538,367	-	538,367	-
shares
Number of dilutive	19,035,785	17,024,756	18,945,983	17,194,113
shares
Per Share - Diluted	$ 0.001	$ (0.020)	$ 0.007	$ (0.030)

NOTE 20. CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks located in Hong Kong and China. Cash balances in these foreign locations are not insured as they do in the U.S. In addition, there are times, when the Registrant's cash deposits maintained at US banks located in the United States exceed federal government insured limits. As of October 31, 2005 and April 30, 2005, the Company had uninsured bank cash balances of $189,429 and $2,089,517, respectively.

Financial instruments that also potentially subject the Company to concentrations of credit risks are primarily trade accounts receivable and common stock of its investees. The trade accounts receivable are due primarily from clients in China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 9, the Company does not believe that the carrying value of its investments is impaired at October 31, 2005.

NOTE 21. EMPLOYEE STOCK OPTION PLAN

The Company issued two types of warrants for employees. One for executives (warrant class D), and the other for directors (warrant class E). Only directors and senior executives are entitled to receive warrants, as a compensations for their services, not all employees are entitled for these two type warrants. See Note 18, Stockholders' Equity for reference.

During the current period, no warrants D and warrants E are converted to common shares. As of October 31, 2005, total warrants authorized under Class D and Class E are 1,100,000 units and

4,000,000 units, respectively. During the period ended October 31, 2005, total units of warrants (class D) issued and warrants (class E) issued are 40,000 units and 850,000 units respectively. Company also issued Warrants A B C for investors, please see Note 18 for detail.

Information relating to warrants outstanding and exercisable at October 31, 2005 summarized by exercise price is as follows:

Weighted
	Numberof			Weighted	Number	Weighted
Range of			Average
	Outstandingat			Average	Exercisable at	Average
Exercise			Remaining
	October31,2005			Exercise	October 31,2005	Exercise
Price			Contractual
	(units)			Price	(units)	Price
Life

	Class D	Class E			Class D Class E

$3.00	600,000	956,249	4 Years	$3.00	600,000 512,000	$3.00

During the current period ended October 31, 2005, the Company does not use its equity instruments to acquire goods or services, other than directors' services and reward senior executives. None of the warrants issued are converted as of October 31, 2005.

The following table summarizes two types of warrants and exercise prices, as of October 31, 2005:

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

NOTE 22. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

The Company leases its Seattle office and Silver Lake facility in China under two separate long-term, non-cancelable leases, expiring in March, and June of 2006 respectively. The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises. Rental expense for the period ended October 31, 2005 and 2004 were $26,884 and $43,239 respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

1. Plan of Operation

The Company continues its growth through improvement of LEK sales, and products quality. The Company also plans to acquire additional strategic entities to build its business competitive advantages. In doing so, the Company is in discussions with investment institutions seeking their funding. A LEK restructure plan to establish a new Sino-American joint venture and to take tax incentives in China, is being formulated. The Company is in discussions with a US air compressor company to market US high-end products in China, and to improve LEK products using US technology transfers. As of October 31, 2005, L&L holds 60.4% equity of LEK. Accordingly, minority interest (i.e. a 39.6% of LEK profit) is to be excluded from the Company's bottom line, which effectively reduced the Company's net profit margin. The Company plans to increase its shareholding to as high as 80% in the future, when forming a joint venture with the LEK in China.

Any investment made in China has higher degree of risks than that in the US. To better mitigate such risks, the Company continues to strengthen its Board of Directors, and recruit senior managers, when its financial resources become feasible to do so.

L&L has retained a lawyer and a securities firm to implement its plan getting the Company common shares publicly traded on a US stock market

2. Results of Operations

1) As the Company completed its LEK acquisition in December 2004, its operational results including sales and profits have been significantly improved for the current period ended on October 31, 2005, as comparing to that of the prior year. 2) The Company's consolidated financial statements are prepared in accordance with the US generally accepted accounting principles (US GAAP). The US GAAP, while allowing a record of 100% of LEK revenue, requires subtraction of a portion of the profit belonging to the minority shareholders from the bottom line of the Company. As of October 31, 2005, the Company owning 60.4% equity of the LEK operation removed a 39.6% of net profit being minor interest. Consequently, the Company consolidated results of operations appear to have a much lower profit margin percentage.

Total Revenue:

The Company recorded revenue of $6,373,178 for the period ended October 31, 2005, comparing to $26,400 for the same period in 2004. The increase by $6,346,778 (or 24,041%) is due to the acquisition of LEK operations, which contributed $6,353,178 of revenue in six months.

Total operating expenses:

Due to the acquisition of LEK in the current year, total operating expenses increased as comparing to that of the prior ending on October 31, 2004. Detailed analysis is as follows:

Personnel costs, accounting for $778,333 the period ended October 31, 2005, represent an increase of $559,052 (or 255%) as compared to $219,251 over the same period in 2004. $584,650 of which is LEK personal cost after our acquisition.

Selling, General and Administrative Expenses (SG&A):

SG&A is $1,019,031 for the period ended October 31, 2005. When compared it to $310,959 for the same period in 2004, there is an increase of $708,072 (or 228%).The difference is due to mainly LEK SG&A expense of $884,126 which was included in the Company's financial statements for the first time in the current year.

Interest expenses/income (net):

Interest expenses/income (net) decrease in by $47,085 (or 1,495%) for the 6 months period ended as of October 31, 2005, from $3,149 of the prior ended October 31, 2004 to $(43,936) of the current period ended October 31, 2005 is due to the China bank change its policy in the current year and LEK make an early settlement of this account as of July 26, 2005 and get the bank interest return.

Minority Interest:

The Company acquired majority of LEK subsidiary in December of 2004. As a result, a Minority Interest is shown on the income statement for the first time in the period ended on October 31, 2005, as comparing to that of prior year. The Company did not own LEK equity in 2004, thus did not consolidate the LEK controlling interest in the prior period ending October 31, 2004. The difference of Minority Interest is due to the above reason..

Net Income:

Net income increased by $639,269 (or 126% increase) during the current period, as comparing $132,404 of net income for the current period ended October 31, 2005 to $(506,865) of net loss for the prior periods in 2004. The increase net income is due to successfully acquisition of LEK resulting an increase of revenue of $6,353,178 in the current period.

Change in Liquidity and Capital Resources:

The following factors affected the Company's liquidity status and capital resources:

From the operating activities: Net Cash used in operating activities was $145,770 during the current period ended October 31, 2005. When compared it to net cash used of $ 448,528 in the same period of 2004, an increase of $302,758 (or 68%) was mainly due to the combined effect of decrease of accrued liabilities and other liabilities by $951,687 and increase of account receivable by $1,027,529. The Company's operating cash flow is highly dependent upon its ability to bill for the LEK sales and collect these LEK billings in a timely manner.

Investing activities: Net Cash provided in investing activities was $41,390during the current period ended on October 31, 2005, and $24,186 by the same period in 2004. The decrease of net cash provided of $17,204 (or 71%) was due to decreased notes receivable $36,369 in the current period ended in October 31, 2005; the changed amount of notes receivable is included in "net cash (used in)/ provided by operating activities".

Financing activities: Net cash used in financing activities was $1, 679,447 for the current period ended October 31, 2005, while $701,022 was provided by financing activities for the same period in 2004. The significant decrease of net cash $2,380,059 (or 340%) was primarily due to the LEK return $1,234,568 long term bank loan in July 26 and the L&L return $213,846 credit line.

The current assets of the Company were $11,740,697 and $12,471,322 for the second quarter ended on October 31, 2005, and for the prior year ended on April 30, 2005, respectively. There is no significant difference between the two periods. The difference of $730,625 represents only 5.9% variance.

The current liabilities were $8,984,574 and $8,815,437 for the second quarter ended on October 31, 2005, and the prior year ended on April 30, 2005 respectively. The increase of the current liabilities by $169,137 (or 2%) was immaterial

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

The Company's current ratio (current assets divided by current liabilities, a ratio used to determine the Company's ability to pay its short-term liabilities) is 1.31 as of October 31, 2005, compared to 1.41 in the fiscal year ended on April 30, 2005. As a general rule, the higher the current ratio, the more likely the Company will be able to pay its short-term bills. This decrease in the current ratio is primarily due to the increase in accrued liabilities and bank loans as a result of the LEK acquisition.

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

Item 1. LEGAL PROCEEDINGS
None.
Item 2. CHANGES IN SECURITIES

Part II

During the six months ended October 31, 2005, the Company issued 4,000 common shares from private placement at $3.00 per share, and the conversion of warrants to common stock for cash to acquire additional capital of $9,600, net of fund raising expenses, such as commissions, legal and professional fees, consulting fees, printing and postage. No common share is issued to the board of directors during the first quarter ended on October 31, 2005.As of October 31, 2005, the company issued 1,708,283 shares of common stock for the 60.4% of LEK acquisition.

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

L & L Financial Holdings, Inc.

Date: January 25, 2006	By: /s/ Dickson V Lee
--------------------------------	--------------------------
Dickson V. Lee, CPA, Chairman

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.

L & L Financial Holdings, Inc.

Date: January 25, 2006	By: /s/ Jenny Huang
--------------------------------	--------------------------
Jenny Huang, Acting Comptroller

I, Dickson Lee, certify that:

Exhibit 31.1 CERTIFICATIONS

1.	I have reviewed this Quarterly Report on Form 10-QSB of L & L Financial Holdings, Inc:

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

Date: January 26, 2006 By: /S/ Dickson Lee
------------------------
Dickson Lee, CPA, CEO

I, Jenny Huang, certify that:

Exhibit 31.2 CERTIFICATIONS

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

Date: January 25, 2006	By: /s/ Jenny Huang
--------------------------------	--------------------------
Jenny Huang, Acting Comptroller

Exhibit 32.1

CERTIFICATION PURSUANT TO

     18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of L & L Financial Holdings, Inc. (the "Company") on Form 10-QSB for the second quarter ending October 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dickson Lee, Chairman of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

January 25, 2006	By: /s/ Dickson Lee.CPA
------------------------
Dickson Lee, CPA
CEO

Exhibit 32.2

CERTIFICATION PURSUANT TO

     18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of L & L Financial Holdings, Inc. (the "Company") on Form 10-QSB for the second quarter ending October 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edwin Li, Acting Comptroller of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies	with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(2) The information containedin the Report fairly presents, in all material respects, the financial condition and results of operationsof the Company.

Date: January 25, 2006	By: /s/ Jenny Huang
--------------------------------	--------------------------
Jenny Huang, Acting Comptroller

