Form 10QSB/A
period 2005-10-31
L & L FINANCIAL HOLDINGS INC
filed 2006-01-26
CIK 1137083

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

Exhibit 32.2

CERTIFICATION PURSUANT TO

     18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of L & L Financial Holdings, Inc. (the "Company") on Form 10-QSB for the second quarter ending October 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jenny Huang, Acting Comptroller of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

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

