Form 10QSB/A
period 2005-10-31
L & L FINANCIAL HOLDINGS INC
filed 2006-01-30
CIK 1137083

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

Earning Per Common Share - The Company has adopted SFAS No. 128, Earnings per Share, which supersedes APB No. 15. Net profit per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earning per share is based upon the weighted average number of common shares outstanding. Diluted net profit per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS (See Note 13).

Foreign currency translation - The foreign subsidiaries maintain their financial statements in the local currency which has been determined to be the functional currency. Substantially all operations are conducted in China and Hong Kong, the functional currencies are respectively Renminbi (RMB) and Hong Kong Dollar. Assets and liabilities denominated in the foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains and losses resulting from foreign currency transactions are included in the results of operations. There were approx. 2% appreciation of RMB against the U.S. dollars, resulting foreign currency gains for the Company, for the six months ended October 31, 2005. The China government adopted a new exchange (fixed) rate between U.S. dollars and RMB during the quarter, led to appreciation of RMB and depreciation of the U.S. dollars. No change of Hong Kong dollar exchange rate with the U.S. dollars during the period ended on October 31, 2005.

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

The following information relates to the LEK acquisition:

1. LEK, is a privately owned legal entity, incorporated in LuiZhou city, GuangXi, China. It is an established company with over 30 years of operations of manufacturing and sales of various piston-types, low-end, industrial air compressors. As of the date of acquisition, sale of air-compressors represent approx. 80% of LEK total sales, while the PVC plastic molding machines sales represents approx. 20%. As a result of the purchase, 51% of the LEK equity voting stock was acquired by the Company on December 4, 2004 via an execution of a sales and purchase agreement on that date.

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

The total appraised fair market value of LEK assets is $16,905,764 including inventories of $4,967,666 and fixed asset of $3,050,765 are determined on the acquisition date of December 4, 2004, supported by an independent, third party‘s appraisal report. The fair market value of LEK assets is higher than that of the book value at the acquisition date. Per SFAS 141, the cost allocation uses the fair market value of LEK assets and liabilities, resulting in a net equity of $5,739,267 of LEK on December 4, 2004. LEK owns other subsidiaries that are consolidated for which there is minority ownership to account for.

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

In accordance with SFAS No. 142, Management determined that there is no impairment of the LEK Goodwill at the end of October 31, 2005. This is, evidenced by there is no significant change of the Goodwill. As of October 31, 2005 the fair market value of goodwill of $4,617,433 which is the same as Dec 4, 2004 is higher than the carrying amount of $1,591,704 as of October 31, 2005. On-going test of impairment of goodwill will be made in the future on impairment for the year ending on April 30, 2006.

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

(1): On April 20, 2005 a verbal agreement was reached that a debtor, Ms. Yong Peng, is to turn over the land usage rights of two parcels and a resort property valued at approx. $400,000 to the Company, to offset two outstanding loans of $367,948 due to the Company. As the formal contract was not signed until July 17 of 2005, the Company reclassified Account Receivables to the Property and Equipment account, under Ruili Property at April 30, 2005. The properties located at RuiLi city, China, may facilitate the Company expansion in China. The property rights include: a) a 30 year usage right on 80.5 Mu of land, with remaining right of 25 years, expiring on 4/26/2030, b) a 20 year land usage right on 28 Mu of an adjacent land with a reservoir, with a remaining right of 19 years, expiring on 12/14/2024, and c) an ecological resort properties with pepper trees, plants, and bungalows. The property was developed as a resort.

NOTE 10. INVESTMENTS

The Company made investments - Tech-H Information Co. Ltd. ("Tech-H") in 2001, Tech-H located in Cheng-Du city. The company recorded investments at costs. As of October 31, 2005, the Company still owns a 19.8% investment interest in Tech-H, recorded under an investment are accounted for at cost, consistent with that of the prior year. The audited financial statements of Tech-H indicate the software company is growing and profitable. Therefore, management determined there is no impairment for the software company's investment.

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

(2): When the Registrant acquired LEK during the current year, an asset of LEK includes a loan of approx. $1, 266,142 due from a corporation which owns a minority share of LEK's affiliate. The loan is charged with 2% interest guaranteed by its shareholders and is due in December, 2007. According the loan contract, the principal and interest will be due, and collected in December 2007. The loan had an income to LEK of $6,331 and to L&L $3,429 during the current period ended on October 31, 2005. .

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

During the current year there is no concentration of LEK sales with any of its customers, suppliers, and accounts receivable. As the prior year, the Company did not own the controlling interest in LEK, the concentration disclosure is not needed.

3) Segment byAssets:

The Company'sassets consistof the following:
						(In $Per Thousand)

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

NOTE 18. STOCKHOLDERS' EQUITY

The following events incurred during the current period ended October 31, 2005:

The Company offered its common shares with warrants in private placements under the Reg. D to the US accredited investors, to gain capital for acquisition activities in China starting in June of 2003. The initial PPM offered at $2.50 per share with a warrant convertible at the same price. The share price increased to $3.00 on February 14, 2004. As of October 31 2005, The Company continues to hold out the private placement offering at $3.00 for one L&L common share and one warrant. See Note 21, Fund Raising for additional disclosure.

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

NOTE 21. EMPLOYEE STOCK OPTION PLAN

The Company issued two types of warrants for employees. One for executives (warrant class D), and the other for directors (warrant class E). Only directors and senior executives are entitled to receive warrants, as compensations for their services, not all employees are entitled for these two type warrants. See Note 18, Stockholders' Equity for reference.

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

Selling, General and Administrative Expenses (SG&A):

SG&A is $1, 019,031 for the period ended October 31, 2005. When compared it to $310,959 for the same period in 2004, there is an increase of $708,072 (or 228%).The difference is due to mainly LEK SG&A expense of $884,126 which was included in the Company's financial statements for the first time in the current year.

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

Net Income:

Net income increased by $639,269 (or 126% increase) during the current period, as comparing $132,404 of net income for the current period ended October 31, 2005 to $(506,865) of net loss for the prior periods in 2004. The increase net income is due to successfully acquisition of LEK resulting in an increase of revenue of $6,353,178 in the current period.

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

Investing activities: Net Cash provided in investing activities was $41,390during the current period ended on October 31, 2005 and $24,186 by the same period in 2004. The decrease of net cash provided of $17,204 (or 71%) was due to decreased notes receivable $36,369 in the current period ended in October 31, 2005; the changed amount of notes receivable is included in "net cash (used in)/ provided by operating activities".

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

Item 1. LEGAL PROCEEDINGS
None.
Item 2. CHANGES IN SECURITIES

Part II

During the six months ended October 31, 2005, the Company issued 4,000 common shares from private placement at $3.00 per share, to receive additional capital of $9,600, net of fund raising expenses, such as commissions, legal and professional fees, consulting fees, printing and postage. No common share is issued to the board of directors during the first quarter ended on October 31, 2005. As of October 31, 2005, the company issued 1,708,283 shares of common stock for the 60.4% of LEK acquisition.

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

