Form 10KSB
period 2006-04-30
L & L FINANCIAL HOLDINGS INC
filed 2006-08-15
CIK 1137083

CORRESP 1 1234567890 xxxxxxxx CORRESP DOCUMENT ASSEMBLED FOR VALIDATION PURPOSES ONLY ON f10ksb2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

----------

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2006

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

Registrant's telephone number, including area code: (206) 264-8065 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock $.001 par value (Title of class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for most recent fiscal year ended April 30, 2006 were $ 13,096,143.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2006 there were18, 655,751 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

L & L FINANCIAL HOLDINGS, INC.

2006 Form 10 -KSB Annual Report

Table of Contents
Page
PART I
Item 1.	Description of Business ……………………...…………………………………….3
Item 2.	Description of Property ………………………………………………………..… 4
Item 3.	Legal Proceedings ………………………………………...……………………… 4
Item 4.	Submission of Matters to a Vote of Security Holders …………………………….…….4

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters ………...……….5
Item 6.	Management's Discussion and Analysis or Plan of Operation …………………..…… …5
Item 7.	Consolidated Financial Statements ………………………………………………….10
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
………………………………………………………………….…………… 37

PART III
Item 9.	Directors and Executive Officers ……………………………………………………38
Item 10.	Executive Compensation ……………………………………………………….….38
Item 11.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters ………………………………………………...….38
Item 12.	Certain Relationships and Related Transactions …………………………..….……….39

PART IV
Item 13.	Principal Accountant Fees and Services 40
Item 14.	Exhibits Report on Form 8-K …………………………….………………...……….40

Signatures ………………………………………………………………………...……	41

When we use the terms "we," "us," "our," "L & L" and "the Company," we mean L & L FINANCIAL HOLDINGS, INC., a Nevada corporation, and its subsidiaries.

This report contains forward-looking statements that involve risks and uncertainties. Please see the sections entitled "Forward-Looking Statements" and "Risk Factors" below for important information to consider when evaluating such statements.

Item 1. Description of Business

PART I

L & L Financial Holdings, Inc. ("L & L", the Company") is an eleven-year old of company started its operations in 1995. It uses the American management skill and US accounting knowledge to acquire and operates established companies in China for growth. It owns a majority equity interest in an air compressor subsidiary, LEK, (Liuzhou Liuerkong Machinery Co., Ltd) in China. (See Note 3, Business Combination, below) LEK is the 11th largest air compressor company in China. Its main product, the oil-free type air compressor, ranked as the third largest producer in China, according to the report of the China Economic Index, published by the China General Machinery Industrial Association, Air Compressor Chapter, on October 31, 2004.

To improve LEK sales and profits, the Company recruited professional consultants including a PhD who was a former G.E. executive, and an engineer in the US and assigned them to improve the operations of the LEK factory. The Company also has identified an American strategic partner to provide high-end US air compressors and to transfer US technology improving LEK operations in China. The Company is in discussions with the LEK minority shareholders, to restructure its air compressor operations. The objective is to form a new Sino-American joint venture in China to take advantage of China tax rebates, and to increase its equity ownership in the air compressor operation targeting at 80%. The Company is also engaging discussions with other targeted companies in China. Despite MOUs (memorandum of understanding) were executed, L&L has not made any offer to the targeted companies as of April 30, 2006.

AVAILABLE INFORMATION

The Company files annual, quarterly and special reports, and other information with the Securities and Exchange Commission, or the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov.

History of the Company

In 1995, the Company began its operations in Hong Kong to provide corporate finance and financial consulting services. In 1997, the Company expanded the operations into China and purchased a prime office in downtown area of Shenzhen City, as its China operational center. In September 1998, the Company assisted a few Chinese Companies to list on the US capital markets. In February of 1999, the Company's CEO was appointed as a judicial member of the Insider Dealing Tribunal of Hong Kong conducting legal inquiries on companies, which may violate the Insider Dealing Ordinance of Hong Kong. In February of 2000, the Company shifted its focus from a consulting firm to acquire and operate established manufacturing companies in China. In May of 2001, L & L, by a reverse merger, became a SEC public reporting company in the US. In April of 2002, the Company together with China Development Institute (CDI), a China think-tank, began its acquisition project in China. To gain hands-on experience, In the same year, the Company acquired a minority equity of a computer software company in Chen-Do City, China. During 2002, the Company was appointed as an Economic Advisor by the municipal government of Tong Shan City in China. In 2004 and 2005, the Company acquired 60.4% equity interest of an air compressor company, LEK in GuangXi. In 2005, the Company put efforts to attract qualified Board Members and executives. It recruited Mr. Joseph J. Borich, a former US Consul General at Shanghai as a Board Member. As of April 30, 2006 the Company recruited Dr. Art Chan, a former G.E. executive as Technology Advisor. The Company is continuing to identify talents to assist its growth. It also established three (3) committees to provide better corporate governance in April 2005. They are the Audit Committee, Compensation Committee and Business Committee.

The Company Corporate Structure

As of April 30, 2006, L & L holds a 100% ownership of three (3) operating entities: L & L Financial Holdings Co. Ltd. (a Nevada incorporated company, closed ), Global Future Company Ltd ("Global") (a Hong Kong incorporated company, which was closed operations in January 31, 2006), and L & L Investments Holdings, Inc. (a British Virgin Island incorporated company). The Company also holds 60.4% equity of LEK, which was acquired in December 2004 and in June 2005. The Company uses its Nevada subsidiary to manage the acquired investment portfolios located in China.

L & L maintains two (2) control and command centers for its operations. One is located in Shenzhen City of China, and the other is located in Seattle, Washington. The ShenZhen office supervises the operations of LEK subsidiary and conduct due diligence activities for possible further acquisitions. The Company also assigns full-time staffers from the ShenZhen office to GuangXi, to improve the LEK operations, internal controls, and inventories efficiency. With its China-in-Country experience developed over the years, the Company is able to communicate effectively with Chinese communities to carry out its growth strategies. The Company leverages on its American management skills, financial disciplines and US technology to improve its operations. In additional, the Company plans to export the improved air compressors from China to the US, taking advantage of inexpensive labor in China.

Acquisitions and Dispositions of Business Entities in China

Starting in 2002, the Company has invested certain Chinese private business entities, in small scales, to gain hands-on knowledge of operating in China. These are important strategic steps, to ensure the Company quickly to gain business experience in China. As of April 30, 2006, the Company invested in Chengdu Tech-H Information Co. Ltd. ("Tech-H"), a computer software company with (19.8%) minor interest.

On December 4th, 2004, L & L made a purchase of 51% of equity interest of an air compressor manufacturing company, LEK, a limited liability company located and registered in Liuzhou City of south China. The LEK acquisition is executed through an exchange of equity common shares between L&L and certain LEK shareholders with cash loans to LEK. LEK has 50 years experience of manufacturing air compressors. LEK has approx eight hundred (400) workers and employees. It engages in product research, design, development of various air compressors (mainly the piston-type, with some screw-type and air-dryers). LEK has twenty-three (23) sales and marketing centers covering the entire China territory. Its air compressors, including approx. 100 different specifications, have wide applications in beer manufacturing, metallurgy, petroleum, and medicine. The brand name of LEK with 50 years of history is well known in China. Its niche products, the oil-free (non-lubricant) air compressors is ranked as the 3rd largest producer in China. LEK also manufactures plastic injection molding machines on a smaller scale. The sales portfolio consists of approximately 80% air compressors, and 20% plastic molding machines. Prior to the acquisition, LEK had sales of approx $ 12 million with net profit after tax of approx $1.1 million. LEK's net assets are approximately US$11,592,948 as of October 31, 2004. All LEK sales are made in China as of April 2006 . It is the Company That intent to: 1) improve LEK existing product quality, 2) export air compressors to the US markets, after technological improvements of LEK products, and 3) increase its equity ownership in LEK to improve its profit margin. The Company only owned 51% equity of LEK of April 30, 2005. Thus, 49% of LEK profit was removed from the Company's consolidated net income, hurting the Company's bottom line.

The LEK purchase price of $4,327,272 is paid by the Company's 1,442,424 equity common shares valued at US$3.00 each common share. In the acquisition contract, L & L is committed to provide three (3) installment loans of $120,000 or equivalent of RMB 1,000,000 each, to assist LEK expansion and consolidation its manufacturing operations if certain conditions are met.

In June of 2005, L&L increased its equity of additional 9.4% in LEK through execution of an agreement with certain LEK shareholders. Consequently, L & L owns 60.4% of equity of LEK as of April 30 2006. The Company believes that the additional control of LEK operations can bring mutual positive benefits to both L&L and LEK.

Item 2. Description of Properties

As of April 30, 2006, the Company occupies a corporate office (approx. 1,800 sq ft) located at 720 Third Avenue, Suite# 1611, Seattle, Washington 98104. The property is held under a long term operating lease. The Company owns an office property (approximately 2,000 sq ft) located at Suite #2503, United Plaza, Shenzhen city, Guangdong Province, China. The office is about one hour away from Hong Kong. The Company also occupies a villa (approximately 2,700 sq ft) at Silver Lake of Shen Zhen City, under a long term operating lease, which expires July 10, 2006. This villa serves as a marketing and operational center of the Company. Some staff members live in the facility. As of April 30, 2006, the LEK subsidiary, owns three sales offices located at: a) Suite 403 & 404, Guichen Haisan Road, Nahai City, Guangdong, China (approx. 1,400 sq. ft.); b) Suite #1, Guichen Haisan Road, Nahai City, Guangdong, China. (Approx. 2,005 sq. ft.), and 3) Room 102, Pujian Road, Shanghai, China office (approx. 1,650 sq. ft.). The LEK subsidiary also has three manufacturing facilities and one warehouse (approx. 100,700 sq. ft.), all located at Suite #39, Long Pang Road, Liuzhou, GuangXi, China.

Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

As of April 30, 2006, the Company is a privately held company. Its common shares and warrants are not publicly traded. There is no public market for the Company's common stock and warrants. The Company has retained a lawyer and a securities firm to start the process of getting its common shares publicly traded on a US stock market, OTC-BB, through approvals from the SEC and other regulatory agencies in the US.

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

Sales of Securities

To obtain sufficient capital for acquiring projects in China, the Company relying on Reg. D exemption had raised fund from the US accredited investors through private placements in the US. As the Company has submitted its applications to the regulators for public trading of its common shares, the sales of its shares of private placements have ceased since June 2005. Some (33,334) limited securities are sold to Advisor and director.

Three (new) to One (old) Split of the Company's securities

To ensure there are sufficient shares for its public float, L & L effectuated a three (new) for one (old) split in September 2004. Consequently, the total issued and outstanding Common Stock of the Company was increased to approximately 18.7 million shares. Total units of warrants issued were also increased (see below for details).

Increase in Authorized Shares

Authorized preferred shares increased from 0.5 million to 2.5 million shares with none of them being issued and outstanding as of April 30, 2006. Authorized common shares from 6.5 million to 120 million shares, and authorized warrants from 4.5 million to 9.1 million units as of April 30,2006.(see below for details).

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

Plan of Operation

The Company continues its growth through operation and sales of LEK products and improvement of quality. The Company also plans to acquire additional strategic entities to build its business competitive advantages. In doing so, the Company is in discussions with investment institutions seeking their funding. A LEK restructure plan to establish a new Sino-American joint venture and to take tax incentives in China is being formulated. The Company is in discussions with a US air compressor company to market US high-end products in China, and to improve LEK products using US technology transfers. As of April 30, 2006 , L&L holds only 60 .4% equity of LEK. Accordingly, minority interest (i.e. a

39 .6% of LEK profit) is to be excluded from the Company's bottom line, which effectively reduced the Company's net profit margin. The Company plans to increase its shareholding possibly to as high as 80% in the future, when forming a joint venture with the LEK in China.

Any investment made in China has higher degree of risks than that in the US. To better mitigate such risks, the Company continues to strengthen its Board of Directors, recruit senior managers and talents, when its financial resources become feasible to do so.

L&L has retained a lawyer and a securities firm to implement its plan of getting the Company common shares publicly traded on a US stock market

Results of Operations

1) As the Company completed its LEK acquisition in December 2004 and in June 2005, its operational results including sales and profits have been significantly improved for the current year ended on April 30, 2006, as comparing to that of the prior year. 2) The Company's consolidated financial statements are prepared in accordance with the US generally accepted accounting principles (US GAAP). The US GAAP, while allowing a record of 100% of LEK revenue, requires subtraction of a portion of the profit belonging to the minority shareholders from the bottom line of the Company. As of April 30, 2006, the Company owning 60.4% equity of the LEK operation removed a 39.6% of net profit being minor interest. Consequently, the Company consolidated results of operations appear to have a much lower profit margin percentage (i.e. recording 100% of LEK income, while only recording 60.4% of LEK net profit).

Total Revenue:

The Company recorded revenue of $13,096,143 for the year ended April 30, 2006, comparing to $7,719,527 for the same period in 2005. The increase by $5,376,616 (or 70%) is due to the acquisition of LEK operations.

Total operating expenses:

Due to the acquisition of LEK in the prior and current year, total operating expenses increased as comparing to that of the prior year ending on April 30, 2005. Detailed analysis is as follows:

Personnel costs, accounting for $1,521,460 in the current year, represent an increase of $ 473,940 (or 45%) as compared to $1,047,520 over the same period in 2005. $643,847 of which is LEK personal cost after our acquisition and negative $204,245 is attributed to the personnel expenses of additional quality corporate executives hired in both the US and China as part of the management team as well as for due diligence activities of LEK and other targeted companies).As of April 30, 2006, the Company has 15 professional staff as compared to 16 staff in the prior fiscal year.

Selling, General and Administrative Expenses (SG&A):

SG&A is $1,789,078 for the year ended April 30, 2006. When compared it to $1,146,700 for the same period in 2005, there is an increase of $642,378 (or 56%).The difference is due to mainly LEK SG&A expense of $784,268 which was included in the Company's financial statements in the current year. Some small decreases were due to administrative expenses relating to consultant fees and traveling related expenses for continuing M&A activities in China incurred in the current year, as the company continuous seeking merger targets.

Interest expenses:

Interest expenses decrease in by $25,939 (or 42%) in the current year, from $61,055 of the prior year ended in April 30, 2005 to $35,116 of the current year ended April 30, 2006.

Minority Interest:

As the Company acquired totally 60.4% of LEK subsidiary in December of 2004 and in June 2005 respectively, as a result of consolidation a Minority Interest is shown on the income statement for the year ended on April 30, 2006.

Net Income:

Net income increased by of $256,284 (or 88% increase) during the current year, as comparing $546,960of net income for the current year ended April 30, 2006 to $290,676 of net income for the prior periods in 2005. The increase net income is due to the acquisition of LEK which resulting an increase of revenue of $13,076,143 in the current year.

Change in Liquidity and Capital Resources:

The following factors affected the Company's liquidity status and capital resources:

From the operating activities: Net Cash used in operating activities was $1,132,432 during the current year ended April 30, 2006. When compared it to net cash used of $1,316,119 in 2005, a increase of $183,687 (or 14%) was mainly due to the combined effect of an increase in accounts receivable by $672,230, and decrease of accounts payable by $1,393,393, prepayments and other assets by $1,702,721,inventory increased by $1,012,625 and tax payable by $797,966. The Company's operating cash flow is highly dependent upon its ability to bill for the LEK sales and collect these LEK billings in a timely manner.

Investing activities: Net Cash provided by investing activities was $5,021 during the current year ended on April 30, 2006, while $722,346 generated in the same period in 2005. The significant decrease of net cash provided of $717,325 (or 99%) was due to the Company's withdrawal of its PVC investment in the year ended in April 2005, while made cash PVC investment in the prior year of 2004 but there is no big investment in current year ended on April 30, 2006.

Financing activities: Net cash provided by financing activities was $385,672 for the current year ended April 30, 2006, while $2,113,465 for the same period in 2005. The significant decrease of net cash $1,727,793 (or -82%) was primarily due to the decrease of proceeds from stock and bank line of credit.

The current assets of the Company were $13,978,212 and $12,471,322 for the current year ended on April 30, 2006, and for the prior year ended on April 30, 2005, respectively. The increase in current assets of $1,506,890 (or 12%) was primarily due to the increase of LEK account receivable by $890,056, LEK decrease cash by $367,997, LEK inventory decrease by $539,129, and LEK prepayment of other assets by $1,956,354, as a result of the LEK made in the current year.

The current liabilities were $9,840,633 and $8,815,437 for the current year ended on April 30, 2006, and the prior year ended on April 30, 2005 respectively. The significant increase of the current liabilities by $989,196 (or 11%) was primarily due to the LEK , which resulting increases of bank loans liabilities of $1,678,651,Chinese tax payables liabilities of $884,312, advanced deposits received decreased of $240,598, account payables decreased by $1,304,145 and accruals of liabilities decreased by $29,024.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

The Company's current ratio (current assets divided by current liabilities, a ratio used to determine the Company's ability to pay its short-term liabilities) is 1.43 as of April 30, 2006, compared to 1.41 in the fiscal year ended on April 30, 2005. As a general rule, the higher the current ratio, the more likely the Company will be able to pay its short-term bills. This decrease in the current ratio is primarily due to the increase in accrued liabilities and bank loans as a result of the LEK acquisition.

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

2.	Cultural, Political and Language Differences

There are material cultural, political and language differences between China and the United States, which make business negotiations and doing business more difficult in China than that in the United States. Further, continuing trade surpluses, led by the Chinese export to the US over the US export to China, has become a sensitive political issue in the United States, and various members of United States legislature have threatened trade sanctions against China, if China continues its trade surplus with the US. In addition, continuous strong economic growth in China with its possible military buildup may result in American economic sanctions against China that could adversely affect the financial position and results of operations of the Registrant.

3.	Uncertainty of exchange rate of Chinese Currency (RMB) to the US Dollars

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

4.	Reliance upon Key Management

The future success of L & L's investments in China is dependent on the Company's Chinese team, led by its CEO, Dickson Lee, who understands culture differences, legal and US accounting practices. To focus on the Registrant business, Mr. Lee voluntarily resigned his paid judicial position of a Hong Kong Insider Dealing Tribunal in summer of 2006.

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

5.	Some Director and Officers reside outside United States

Because the diversity of the Company's directors and officers who may reside outside of the United States, it may be difficult for investors to enforce his or her rights against them or enforce United States court judgments against them if they live outside the US. After the consummation of the LEK acquisition, most of the Company's assets are located in China, outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights, to affect service of process upon the Company's directors or officers, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of the Company's directors and officers under Federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws.

6.	Insurance Coverage in China

Despite the assets are generally insured, the Company has a very limited business insurance coverage in China. The insurance industry in China is still at an early stage of development. In particular, insurance companies in China offer limited business insurance products. As a result, the executives and managers of the Company only have limited one-year accident insurance coverage. No other business liability or disruption insurance coverage is available for the Company's operations in China, nor for LEK subsidiary in China. Any business disruption, litigation or natural disaster might result in substantial costs and the diversion of resources.

7.	Chinese Legal System/Enforcement of Agreements, Including Acquisition Agreements in China.

Despite China has its own enforcement agencies, securities regulators, the Chinese Legal System is in a developmental stage. In addition, the existing Chinese laws generally are not enforceable to the same extent as that in the US. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, resulting in significant uncertainty as to the outcome of any litigation in China. Consequently, there is a risk that should a dispute arise between the Company and any party with whom the Company has entered into a material agreement in China, the Company may be unable to enforce such agreements under the Chinese legal system. Chinese law will govern almost all of the Company's acquisition agreements, many of which may also require the approval of Chinese government agencies. Thus, the Company cannot assure investors that the target business will be able to enforce any of the Company's material agreements or that remedies will be available outside China.

Moreover, the Registrant is aware that the PRC State Administration of Foreign Exchange ("SAFE") SAFE on October 21, 2005 issued a new circular ("Circular 75"), effective November 1, 2005, which supersedes Circular 11 and Circular 29 ceased to be implemented. SAFE also issued a news release about the issuance of its Circular 75 to make it clear that China's national policies encourage the efforts by Chinese private companies and high technology companies to obtain offshore financing. Circular 75 confirm that the uses of offshore special purpose vehicles ("SPV") as holding companies for PRC investments are permitted as long as proper foreign exchange registrations are made with SAFE.

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

8.	Risks Associated With the Company's Business strategy Contemplating Growth

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

9.	The Company Acquisition Strategy May Result In Dilution To Its Stockholders

The Company business strategy calls for strategic acquisition of other businesses. In connection with the acquisition of LEK, the Company issued 1,708,283 shares of our common stock as consideration. It is anticipated that future acquisitions will require cash and issuances of our capital stock, including our common stock. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing. Equity financing would result in dilution for our then current stockholders. Stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our stockholders at the time(s) of these stock issuances and financings. Availability of significant amounts of our common stock for sale could adversely affect its market price.

As of April 30, 2006, there were approximately 18,655,751 shares of our common stock outstanding. Please refer to the Statement of Shareholders Equity for details.

10.	Recently enacted changes in securities laws and regulations are likely to increase our costs

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

Item 7. Consolidated Financial Statements

JASPERS + HALL, PC CERTIFIED PUBLIC ACCOUNTANTS 9175 E. Kenyon Avenue, Suite 100 Denver, CO 80237 303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders L & L Financial Holdings, Inc. Seattle, Washington

We have audited the consolidated balance sheet of L & L Financial Holdings, Inc. and Subsidiaries as of April 30, 2006, and the related consolidated statement of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of L & L Financial Holdings, Inc. and Subsidiaries as of April 30, 2005, were audited by other auditors that auditor expressed an unqualified opinion on those financial statements in their report dated December 6, 2005.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of L & L Financial Holdings, Inc. and Subsidiaries as of April 30, 2006 and the results of operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Jaspers + Hall, PC August 14, 2006 Denver, Colorado

The audited Consolidated Financial Statements of the Company and its subsidiaries of the current year ended at April 30, 2006 are also reported in Item 14. The audited CPA opinion and financial statements for the prior year ended at April 30, 2005 were filed on the SEC (dated by the independent CPA on December 12,2005) on 01-10-2006.

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED APRIL 30, 2006 AND 2005

	April 30	April 30
	2006	2005

	Audited	Audited
ASSETS

CURRENT ASSETS:
Cash	$1,242,797	$1,978,671
Accounts receivable, net.	5,751,420	4,861,364
Notes Receivable	2,497	67,014
Prepayment and other assets	3,759,461	1,803,107
Inventories	3,222,037	3,761,166-

Total current assets	13,978,212	12,471,322

PROPERTY AND EQUIPMENT, net	2,803,613	3,283463
GOODWILL	1,591,704	1,463,124-
LOAN TO A CORP SHAREHOLDER	5,156,613	4,351,582-
INVESTMENTS	462,922	461,033

Total long term assets	10,014,852	9,559,202

TOTAL ASSETS	$23,993,064	22,030,524

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	2,948,767	4,252,912
Accrued and other liabilities	1,231,722	1,260,746
Taxes payable	2,951,239	2,066,927-
Customer deposits	144,815	385,413-
Bank loan and bank line of credit - current	2,528,090	849,439

Total current liabilities	9,804,633	8,815,437

CONSOLIDATED BALANCE SHEETS (Cont'd)

LONG TERM LIABILITIES:
Long Term Bank Loan		1,210,654-

TOTAL LIABILITIES	9,804,633	10,026,091

MINORITY INTEREST	5,055,740	4,738,894-

STOCKHOLDER'S EQUITY:

Preferred stock, no par value, 2,500,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value, 120,000,000 shares
authorized and 18,655,751 issued and
Outstanding	18,656	18,228
Paid -in Capital	8,165,352	6,883,603
Due to/(from) controlling shareholder	12,309	42,575
Deferred stock compensation	(158,667)	(80,000)
Foreign currency translation	135,860	(11,088)
Retained Earnings	959,181	412,221

Total stockholders' equity	9,132,691	7,265,539

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,993,064	$22,030,524

The accompanying notes are an integral part of these consolidated financial statements

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED APRIL 30, 2006 AND 2005

	April 30	April 30
	2006	2005

REVENUES
Sales (LEK)	$13,076,143	$7,100,865
Consulting Income	20,000	618,662

TOTAL REVENUES	13,096,143	7,719,527

Cost of Goods Sold	9,249,202	4,870,745
Consulting Expenses	95,006	92,598

Gross profit	3,751,935	4,963,343
OPERATING COSTS AND EXPENSES:
Personnel costs	1,521,460	1,047,520
Selling / General and administrative expenses	1,789,078	1,146,700

Total operating expenses	3,310,538	2,194,220

OTHER EXPENSES/(INCOME):
Interest expense	35,117	61,055
Other income (net)	(1,092,465)	(486,702)

Total other expenses/(income)	(1,057,348)	(425,647)

INCOME/(LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST	1,498,745	987,611
LESS PROVISION FOR INCOME TAXES	98,253-	64,083-

INCOME BEFORE MINORITY INTEREST	1,400,492	923,528

LESS: MINORITY INTEREST	853,532	632,528

NET INCOME	546,960	290,676

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	135,860	(2,071)

Total other comprehensive loss	135,860	(2,071)

CONSOLIDATED STATEMENTS OF OPERATIONS (Cont'd)
COMPREHENSIVE INCOME	$682,820	$288,605

NET INCOME PER COMMON SHARE – basic	$0.03	$0.017
NET INCOME PER COMMON SHARE – diluted	$0.03	$0.016
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – basic	18,486,601	17,516,438

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – diluted, under treasury stock method	19,024,968	18,054,805

The accompanying notes are an integral part of these consolidated financialstatements

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,2006 AND 2005
	April 30,2006	April 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$546,960	$290,676
Add: Minority interest income	853,532	632,852
Adjustments to reconcile net income to net cash
provided by / (used in )operating activities:
Depreciation and amortization	231,258	115,939
Amortization of deferred compensation	(78,667)	12,355
Provision of inventories	(377,082)
Provision for doubtful accounts		155,777
Changes in assets and liabilities (net of business acquisition):
Accounts receivable	(672,230)	(2,376,595)
Inventory	1,012,625	1,206,499-
Prepaid and other assets	(1,702,122)	(644,755)
Accounts payable	(1,393,393)	(1,190,404)
Accrued liabilities and other liabilities	(350,679)	(196,380))
Taxes payable	797,966	677,917

Net cash (used in)/provided by operating activities	(1,132,432)	(1,316,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
Refund from PVC project		554,349
Disposal property and equipment proceeds	10,651	20,751
Purchases of investment		577,146
Purchases of property and equipment	(5,630)	(429,900)

Net cash used/(provided) in investing activities	5,021	722,346

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales and subscriptions(net)	24,000	812,559
Net advances (to) from controlling shareholder	(30,266)	143,777
Net borrowings/ repayments on bank line of credit	391,481	1,157,129

Net cash provided by financing activities	385,215	2,113,465

FOREIGN CURRENCY TRANSLATION	146,948	(2,071)

INCREASE IN CASH	(735,874)	1,517,621

CASH, BEGINNING OF YEAR	1,978,671	461,050

CASH, END OF YEAR	$1,242,797	$1,978,671

The accompanying notes are an integral part of these consolidated financial statements

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,2006 AND 2005

		2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)		$32,738		0
Income taxes	$			0

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Exchange of the company's common shares of
1,442,424 at a mutually agreed value of $3.00 per share	$		4,327,272
for exchange of LEK's 51% equity. In Dec. 2004
Exchange of the company's common shares of 265,859
at a mutually agreed value of $3.00 per share for
exchange of LEK's 9.4% equity in June 2005		797,577

The accompanying notes are an integral part of these consolidated financial statements

L&L Financial Holdings, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended April30, 2003, 2004, 2005 and,2006

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
rescinded investment

Issuance of common
stock
for director fees	50,000	50	149,950		(150,000)			-

Issuance of common
stock for director
fees due to stock split	4,002	4	(4)					-

Forfeiture of common
stock awards	(160,834)	(160)	(85,130)		85,290			0
Advance (from)/ to				143,776				143,776
shareholder
Amortization of					12,355			12,355
deferred compensation
Purchase of warrants			356,250					356,250
for cash
Foreign currency
translation adjustment							(2,071)	(2,071)
Net Profit						290,676		290,676

April 30, 2005	18,227,559	$18,228	$6,883,603	$42,575	$(80,000)	$412,221	$(11,088)	$7,265,539
stock for cash	23,999	24	69,574					69,598
Issuance of common	265,859	266	797,311					797,577
stock for acquisition
Issuance of common	138,334	138	414,864					415,002
Stock for service
Advance (from)/ to				(30,266)				(30,266)
shareholder
Deferred					(100,000)			(100,000)
compensation
for service
Amortization of					21,333			21,333
deferred compensation
Foreign currency
Translation adjustment							146,948	146,948
Net Profit						546,960		546,960
April 30, 2006	18,655,751	$18,656	$8,165,352	$12,309	$ (158,667)	$959,181	$135,860	$9,132,691
The accompanyingnotes are anintegral partof these consolidatedfinancialstatements

L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED APRIL 30, 2006 AND 2005

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L Financial Holdings, Inc. (the "Company"), was formally known as Royal Coronado Company Ltd. The Company changed its name to L & L Financial Holdings, Inc. in connection with its acquisition of L & L Investments Holdings, Inc. L & L Investments Holdings, Inc. was a holding company for two operating entities, L & L Financial Holdings Company Ltd., and Global Future Company Ltd. (formerly known as L & L Financial Investments Company Ltd.). These entities primarily conducted business consulting services in the United States and Asia. The Company's operations are conducted from the representative office in ShenZhen of China. The Company's revenues are generated from its recently acquired subsidiary, LEK (Liuzhou Liuerkong Machinery Company Ltd.) (owned 60.4% as of June 30, 2006) and from some consulting services provided to clients located primarily in Asia (less than .01% of total revenue for fiscal 2006).

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

a) Pro Forma Net Income and Earning Per Share:

Under SFAS 123, the Company's net earnings, and earning per share are adjusted to the pro forma amounts for the years ended April 30, 2006, and 2005, as follows:

(Per $ thousand)	Twelve monthsperiod ended

	4/30/2006	4/30/2005

Net income - as reported	$547	$291

Stock-Based employee compensation

Expense included in reported net income, net of tax		12

Total stock-based employee compensation expense

determined, under fair- value-based method for

all rewards, net of tax		(399)

Pro forma net profit	$547	$291

The fair value of the options granted in the year ended April 30, 2006 was determined based on the minimum value method. That calculation assumed no dividends, 5 year lives and risk free interest rate of 3.25% .

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the years ended April 30, 2006 and 2005.

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

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

SFAS 155 – ‘Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140'

This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

This Statement: a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement

133 c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 156 – ‘Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140'

This Statement, issued in March 2006, amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a service elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

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

NOTE 3. BUSINESS COMBINATION

On December 4, 2004, the Company purchased 51% voting ownership interest of LiuZhou City No. 2 Air Compressor Co Ltd, or Liuzhou Liuerkong Machinery Company Ltd. ("LEK"). The acquisition of LEK is recorded under a purchase method of accounting. The LEK purchase price of $4,327,272, based on the negotiated value of LEK's net assets, was paid via an exchange of 1,442,424 of L&L common stock valued at $3.00 each stock. The value of the common stock issued was based on the price received for cash sales of the stock during fiscal 2005. The Company has accounted for the transaction as a purchase. In accordance with SFAS No. 141, the Company consolidates LEK financial position at April 30, 2006 and operational results from April 30, 2005 through April 30, 2006.

The following information relates to the LEK acquisition:

1. LEK, is a privately owned legal entity, incorporated in LuiZhou city, GuangXi, China. It is an established company with over 30 years of operations of manufacturing and sales of various piston-type, low-end, industrial air compressors. As of the date of acquisition, sale of air-compressors represent approx. 80% of LEK total sales, while the plastic injectionmolding machines sales represents approx. 20%. As a result of the purchase, 51% of the LEK equity voting stock was acquired by the Company on December 4, 2004 via an execution of a sales and purchase agreement on that date.

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

b) L&L plans to form a new Sino-American join-venture company with selected assets of LEK, to focus on air compressor business, to gain further control over LEK, and to enjoy the tax benefits of China.

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

Total LEK purchase cost of $5,187,727, which consists of $5,124,849 of stock exchange value, and $62,878 of capitalization of direct acquisition costs, is allocated to two components: 1) the fair market value of LEK's net equity and 2) goodwill. Details are summarized as follows:

Item	Amount

Fair value of assets	$16,905,764
Less: Fair value of liabilities	9,872,695
Minority interest	1,293,802

LEK equity	$5,739,267

Net equity acquired by L&L	$2,927,026	(51% of LEK equity)
Goodwill acquired by L&L	$1,463,124	a

Total LEK cost to L&L	$4,390,150

As a result of the additional acquisition of 9.4% of LEK in June 2005, additional goodwill was recorded.

The LEK condensed balance sheet as of June 30, 2005 is summarized as follows:

					Fair
		Fair Market		Historical	Market
Item	Historical Cost	Value	Item	Cost	Value

			Accounts	$	$
Cash	$1,819,180	$1,819,180	Payable	6,623,630	6,623,630

Accounts Receivable	5,025,095	5,025,095	Other Payable	4,543,723	4,543,723

Other Receivable and			Long Term
Prepayment	7,755,511	7,755,511	Liabilities	1,210,654	1,210,654

Inventories	3,585,683	3,585,683	Minority Interest	1,331,048	1,331,048

Fixed Assets	2,640,578	2,640,578	Equity	7,116,992	7,116,992

			Total Liabilities
Total Assets	$20,826,047	$20,826,047	and Equity	$20,826,047	$20,826,047

On June 30, 2005, an exchange of the Company's common shares of 265,859 at a mutually agreed value of $3.00 per share for exchange of LEK's 9.4% of equity. After the Registrant acquired additional 9.4% of LEK equity shares, the Company increased its equity holding of LEK to 60.4% . The $3.00 per share was determined based on the most recent cash sales of the Company's common stock.

The calculation for the additional goodwill is presented below:

Item	Amount

Fair value of assets	$20,826,047
Less: Fair value of liabilities	12,378,007
Minority interest	1,331,048

LEK equity	7,116,992

Net equity acquired by L&L	668,997	(9.4% of LEK equity)
Goodwill acquired by L&L	128,580	b

Total LEK cost to L&L		( $ 797,577=$ 3×265,859 )
	$797,577

Total Goodwill	$1,591,704	c=a+b

6. Goodwill of LEK in the amount of $1,591,704 is shown on the Registrant's consolidated balance sheet as of April 30, 2006. Goodwill included in the consolidated statement is a result of combing LEK operations into the Company's operations. Goodwill is a residual cost after the cost allocation of the total purchase price of $5,187,727 exceeds the net equity acquired. The goodwill of LEK is an intangible asset, expected to be indefinite until the disposal of the LEK operations. Goodwill of LEK relates to its established brand name, and the oil-free (non-lubricant) technology incorporated in LEK piston-type air compressors. The Company has not identified any finite lived intangible assets in connection with this transaction.

In accordance with SFAS No. 142, Management determined that there is no impairment of the LEK Goodwill at the end of April 30, 2006. This is, evidenced by there is no significant change of the Goodwill. As of April 30, 2006 the fair market value of goodwill of $4,754,057 which is higher than the carrying amount of $1,591,704 as of April 30, 2006. On-going test of impairment of goodwill will be made in the future.

NOTE 4. CASH

The cash balances as of April 30, 2006 and April 30, 2005 consist of:

Item	4/30/2006	4/30/2005

Cash on hand	$66,196	$12,804
Cash in banks	$1,176,601	$1,965,867

Total	$1,242,797	$1,978,671

NOTE 5. ACCOUNTRECEIVABLES

The account receivable balances, relating to the trade accounts as of April 30, 2006 and April 30, 2005 consist of:

			4/30/2006			4/30/2005

				Account			Account
Item			Bad debt			Bad debt
		Amount		receivable,	Amount		receivable,
			provision			provision
				net			net

Within credit	1
term		$4,105,772	$ -	$4,105,772	$3,694,676		$3,694,676
Exceeding due
day 1 to 30 days		283,956	(13,484)	270,472	237,214	(11,861)	225,353
Exceeding due
day 31 to 180
days		1,822,921	(448,923)	1,373,998	1,255,133	(313,798)	941,335
Exceeding due	2
day 181 days		937,538	(936,360)	11,78	666,109	(666,109)

Total		$7,150,187	$(1,398,767)	$5,751,420	$5,853,132	(991,768)	$4,861,364

(1)	Based on Chinese business custom, the Company grants approx 30-60 days credit term for their customers.

(2)	The receivable would normally be collected within the 180 days.

NOTE 6. NOTES RECEIVABLE

The notes receivables incurred for the LEK trade activities, in relation to the LEK air compressor selling business. These note receivables are to be collected from its Clients.

The notes receivable balances as of April 30, 2006 and April 30, 2005 consist of:

Item	4/30/2006	4/30/2005

Amount	$94,497	$159,014
Bad debt provision	(92,000)	(92,000)

Notes receivable, net	$2,497	$67,014

The notes receivable of $2,497 was due to LEK subsidiary. The note receivable incurred in current year is due on October 20, 2006.

NOTE 7. INVENTORIES

Inventories located at LEK subsidiary consist of the following details as of April 30, 2006 and April 30, 2005:

Item		4/30/2006	4/30/2005

Raw Materials (net)	(1)	2,234,500	$3,169,341

Work in process		909,125	919,932
Finished Goods		229,822	543,108

Subtotal		3,373,447	4,632,381
Less: Obsolescence		(151,410)	(871,215)
Provision
Total Inventories		3,222,037	$3,761,166

(1): the balance of inventories at the year ended April 30 2006 and year ended April 30. 2005 are $3,222,037 and $3,761,166 respectively. The net decrease was 539,129. The raw materials reduced 29% than that of year ended April 30 2005 and the provision or obsolescence reduced 82% than last year's.

NOTE 8. PREPAYMENT AND OTHER ASSETS

Prepayment and other assets consist of the following details as of April 30, 2006 and April 30, 2005:

Item		4/30/2006	4/30/2005

Prepayments	(1)	1,792,720	$345,046
Deposits	(1)	13,569	177,415
Other Receivables	(2)	1,429,507	737,650
Advances to employees	(3)	523,665	542,996

Total		$3,759,461	$1,803,107

(1): It is the business practice in China that Company maintains deposits or prepayments with its vendors and consultants, to ensure timely delivery of goods or services.

(2): Other receivables include account receivable from selling old fixed assets, and other non-air compressors. During the current year, LEK disposed old equipment, metal scraps, and un-usable assts to the general public to streamline its manufacturing facilities. This sales proceeds are reflected on the cash flow statement.

(3); LEK has some 20 sales and service centers, located through out China and away from LiuZhou factory. Each sale staff of these locations receives some cash advances, in order to conduct LEK business. The advances are recorded under employees' personal names, as advances to employees. The advances are on a replenish basis. In addition, it is the business practice that when employees having business trips, or due to unexpected difficulties, they may obtain an approval to borrow cash advance from the employer, on a temporarily basis. The advances can be collected, either upon demand, upon employees' claim their expenses, or deducted from their salaries. As the Company with LEK factory has 400 workers and staff as of 4/30/2006, the balance is considered reasonable. There were nearly 200 people in LEK who have the advances as of April 30,2006. The amount of advances to employees varies ranging from few hundreds to three thousands dollars to each of these employees.

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of April 30, 2006 and April 30, 2005:

Item		4/30/2006	4/30/2005

Building	(1)	$893,622	$1,020,422
RuiLi Project (property, at cost),	(2)	400,687	367,948
Machinery	(1)	1,625,941	1,811,778
Furniture, fixtures & Office equipment		154,024	132,349
Vehicles		135,332	129,846

Leasehold improvements		1,053	27,524

Sub-total		3,210,659	3,489,867
Less: accumulated depreciation	(3)	(407,046)	(206,404)

Property and equipment, net		$2,803,613	$3,283,463

On April 20, 2005 an agreement was reached that a debtor, Ms. Yong Peng, is to turn over the land usage rights of two parcels and a resort property valued at approx. $400,000 to the Company, to offset two outstanding loans of $367,948 due to the Company. As the formal contract was not signed until July 17 of 2005, the Company reclassified Account Receivables to the Property and Equipment account, under Ruili Property at April 30, 2005. The properties located at RuiLi city, China, may facilitate the Company expansion in China. The property rights include: a) a 30 year usage right on 80.5 Mu of land, (1 Mu equals 666.67 square meters) with remaining right of 25 yeas, expiring on 4/26/2030, b) a 20 year land usage right on 28 Mu of an adjacent land with a reservoir, with a remaining right of 19 years, expiring on 12/14/2024, and c) an ecological resort properties with pepper trees, plants, and bungalows. The property was developed as a resort.

NOTE 10. INVESTMENTS

The Company made an investment - Tech-H Information Co. Ltd. ("Tech-H") in 2001, Tech-H located in Cheng-Du city. The company recorded investments at costs. As of April 30, 2006, the Company has still owned 19.5% investment interests in Tech-H, recorded under an investment are accounted for at cost, consistent with that of the prior year. The audited financial statements of Tech-H indicate the software company is growing and profitable. Therefore, management determined there is no impairment for the software company's investment.

In addition, the LEK subsidiary has an investment in another (third party) air compressor entity (of 5% equity) as of April 30, 2006. This small investment is recorded as an investment account on the balance sheet at April 30, 2006. The investment is recorded at cost and no impairment is suggested.

The summary of two years Investments Accounts of L&L, as of April 30, 2006 and 2005 is as follows:

	Year	Historical	As of	Increase	Dive	As of
Item							Equity
	Purchased	Costs	4/30/2005	(exchange)	sture	4/30/2006	Ownership

L&L invested in:

Tech-H	2001	$400,500	$400,500		$0	$400,500	19.8%

LEK subsidiary

invested in :

An Air Compressor		60,533	60,533	1,889		62,422
Co.	2004						5.0%

			$461,033	1,889		$462,922

The investment of L&L to the Tech-H company located at Chengdu, Sichuan Province, only has 19.8% equity share of the Tech-H company. Under the accounting standards, L&L does not calculate the income and loss of Tech –H on its consolidated financial statements. There are no dividends or distributions made by these two entities as of 4/30/2006.

NOTE 11. ACCRUALS AND OTHER LIABILITIES

Accruals and other liabilities consisted of the following as of April 30, 2006 and April 30, 2005:

Item		4/30/2006	4/30/2005

Accrual expenses :		$169,058	$538,995

a) Selling commissions			217,244
b) Office expenses		53,058	149,917
c) Staff salaries and benefits		41,524	63,532
d) other operation expenses including audit fees		74,476	108,302

Other liabilities	(1)	1,062,663	721,751

Total		$1,231,722	$1,260,746

(1): Other liabilities included employees' social insurance, prepaid rental deposit, and other loans with some other companies. All the liabilities have no repayment terms. They are miscellaneous short term accruals due to month early end cut-off dates. They are not notes payable. These accruals are to be paid off in the next month.

NOTE 12. LOANS DUE FROM A LEK CORPORATE SHAREHOLDER AND ITS AFFILIATES

These loans consisted of the following as of April 30, 2006: the LEK shareholder borrow money from the company during 2006

Item		Note	4/30/2006	4/30/2005

Liuzhou No. 2 air compressor Co, Ltd.	(1)	(3)	3,838,469	3,085,440
FLUID-MEC International Holdings Co.,	(2)	(3)	1,318,144	1,266,142
Ltd

Total			$5,156,613	$4,351,582

(1): When the Registrant acquired LEK, its assets included a loan of approximately $3,085,440 due from a corporation which owns a minority share of LEK. The loan amount is fully secured by assets of a land usage right ($5,413,402, which was determined by an evaluation report issued by an independent China evaluation firm, and a commercial properties ($2,780,387) of this corporate entity. The loan allows the Company to take the rental income of the commercial properties (approx. $284,000 per annum) as its interest payment (equivalent to approx 9.3% per annum). The term loan becomes due in the year of 2007. Management believes the loan is fully collectable in 2007. The amount was not due as of April 30, 2006.

(2): When the Registrant acquired LEK during the current year, an asset of LEK includes a loan of approx. $1,266,142 due from a corporation which owns a minority share of LEK's affiliate. The loan is charged with 2% interest guaranteed by its shareholders and is due in December, 2007. According to the loan contract, the principal and interest will be due, and collected in December 2007.

(3): The notes are subject to paying interests only, until the full principal balances become due at maturity. As of 4/30/2006, no interest is needed to be paid according to the note agreement.

NOTE 13. BANK LOAN AND BANK LINE OF CREDIT

Bank loan and bank line of credits are summarized as follows:

Items		4/30/2006	4/30/2005

Bank loans
L&L	(1)	0	$213,846
LEK subsidiary	(2)	$2,528,090	635,593

Total		$2,528,090	$849,439

(1): The Company had overdraft arrangements with a Hong Kong bank in the past. Overdraft protection with a limit of US$300,000 is available in this Hong Kong bank as of April 30, 2005. Interest is charged at the overnight inter-bank rate (2.47% per annum as of April 30, 2005). The loan was collateralized by cash deposits of the Company in the bank, with interest is payable monthly. The loan was paid off in July 30, 2005.

(2): Bank loan collateralized by the properties of the subsidiary approximately US$2,528,090 as of April 30, 2006. Interest is charged at 5.31 % to 8.37% per annum. The loan interest is payable monthly. The Company's loan balance excludes interest under this facility. The total interest the company has paid as of April 30, 2006 was $58,745. The principal of the bank loan is due in August 2006.

NOTE 14. LONG TERM BANK LOAN

During the fiscal year of 2006, the long term loan of 1,210,654 was fully paid by LEK, therefore no further disclosure is needed at this time.

NOTE 15. SEGMENT INFORMATION

The Company operations consist of two distinct segments: a) the LEK air compressors operations, and b) L&L consulting operation.

1) Sales Segment:

For the current year ended April 30, 2006, the LEK air compressors income represented 99.9% of the total consolidated sales. L&L consulting fee income, through its professional services, is less than .01% of total consolidated sales. Comparing with the prior year's figures, The LEK income represented 92% of the total consolidated sales and L&L consulting fee income was 8 percent of the total consolidated sales.

The sales segments are summarized as follows:

	Year ended on		Year ended on
Sale Segments		%		%
	4/30/2006		4/30/2005

Air compressors	13,076,143	99	$7,100,865	92%
Consulting	20,000	1	$618,662	8%

Total Sales	13,096,143	100%	$7,719,527	100%

The Company plans to continue focusing on the air compressor sales and manufacturing activities in China. It plans to include sales of US air compressor products in China to increase the product portfolio, so the air compressor segment will continue to be the dominant segment in the future.

2) Geographic Segment:

During the current year ended on April 30, 2006, the Company's operations are in two geographic locations: 1) in China, and 2) in the US. In the current year, all income is generated in China, and during the 12 months ended April 30, 2006. LEK contributes sales of $13,076,143 to the Company.

During the current year, there is no concentration of LEK sales with any of its customers, suppliers, and accounts receivable.

3) Segment by Assets:

The Company's assets consistof the following:
						(in $ Per Thousand)

		4/30/2006				4/30/2005

		LEK
Assets	L&L		Consolid
		Air		%	L&L	LEK	Total	%
	consulting		ated
		compressor

Cash	31	1,212	1,243	5	399	1,580	1,979	9

Receivables	242	5,512	5,754	24	622	4,306	4,928	22

prepayment	907	3,103	3,759	16	477	1,568	1,803	8

Inventories		3,222	3,222	13	0	3,761	3,761	17

PP&E	470	2,333	2,803	12	594	2,689	3,283	15

Goodwill			1,592	7	0	0	1,463	7

Loan from shareholder		5,157	5,157	21	0	4,352	4,352	20

Investment	7,528	62	463	2	5,408	60	461	2

Total Assets	9,178	20,601	23,993	100	7,500	18,316	22,030	100

Asset %	14%	86%	100%		17%	83%	100%

NOTE 16. INCOME TAXES

The Company‘s main operations are located in China. The Company is subject to income taxes primarily in three taxing jurisdictions, including China, Hong Kong (under China sovereignty) and the United States. The income of the Company is mainly generated via its controlled LEK subsidiary, a controlled foreign entity located in China. As no cash or fund is repatriated from LEK to the US, the Company is not subject to the US federal taxation for both the current year and the prior year ended on April 30, 2006, and 2005, under subpart F, Income from controlled foreign company, of the US Internal Revenue Code.

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company due to the LEK acquisition acquired a net operating loss carry forward of approx. $7,708,480 incurred in the past via LEK operations in China. In the years ended on April 30, 2006 and on April 30, 2005, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

As a result of the LEK operations, its local taxes payable in China at April 30, 2006 was $2,951,239 and at April 30, 2005 was $2,066,927. These payables related to local sales tax, local properties taxes, and miscellaneous tax liabilities of LEK payable to Chinese local governments, and can be postponed temporarily. L&L, a US company, is in contacts with local municipal government, and is in a process to formulate a formal Sino-American joint-venture to bring in US management skills, US technology, capital, to China, which benefit local communities. As according to the China law, a new joint venture may enjoy special Chinese tax rebates and treatments from the governments, thus there is a high probability that the LEK local tax liabilities in China can be mitigated

The income taxes incurred for the year ended April 30, 2006 is $98,253, and for April 30, 2005 is $0. 00 respectively.

NOTE 17. RELATED PARTY TRANSACTIONS

During the year 2006, the Company has no related entity. However in the prior year, a related entity, Century Pacific Securities, Inc. was controlled by the controlling shareholder who divested the securities company prior to December 2005. The Company may borrow and advance funds from and to its controlling shareholder. However, the transactions are infrequent, and the amounts are small. As of April 30, 2006, $12,309 was due to the controlling shareholder, as compared to April 30, 2005, $42,575 was due to the shareholder.

The Company operates business in China with its corporate office is located in Seattle. Managers of China operations need to travel to the Seattle Office to discuss business and cross train each other. Some overseas managers may not familiar with US customs, food and the right-hand driving on the US roads, nor have a driver's license. For operational efficiency, overseas employees are required to stay at a facility owned by the majority shareholder of the Company. They also form a carpool to work in Seattle, using a Company car. Staying in the facility is more convenient than staying at a hotel or a leased apartment. Rent for the facility is paid to the Company' majority shareholder. Fee paid for rent for the current period ended on April 30, 2006 was $ 12,433 and for the prior period ended on April 30, 2005 was $12,156.

NOTE 18. STOCKHOLDERS' EQUITY

The following events incurred as of April 30, 2006:

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

On July 14, 2004, the Company began to issue warrants at $1.25 per unit to raise capital through a private placement. Each unit of the warrant gives the holder the right to purchase the Company's common stock at $2.00 per share. The Company has authorized the issuance of 800,000 warrants for this offering. For the year ended April 30, 2006, the Company has issued 285,000 units of warrants for $356,250 in the past.

Since June of 2005, the Company has decreased its private placement activities, to facilitate its application for the public trading of its common shares with the US authorities.

The Company declared a 3 (new)-for-1(old) common split in September 2004, to increase its issued and outstanding stock, and to improve its float and liquidity when stock is being traded. All stock presented to the Company on September 2004 have been retroactively restated for the effect of this split. The Company made disclosures and offered a rescission to its investors on a voluntary basis in 2005 for possible oversights of the placement in the past, including commission expenses of thirty five percent (35%) which were paid to an outside contractor in 2003, and 2004 as the placement disclosures incidentally reflected only twenty percent of such commission expenses.

The table below listed the Company's warrants as of April 30, 2006. 2005 and 2004

WARRANTS
SUMMARY
			Beginnin					Warrant		Ending
			g					s		balance
			balance	Activityduring theyear				Expired

							Exer	4/30	/	4/30	/
Type of Warrants	Date	Authorized	5/1/2004	Issuance	Split	Conversion	cised	2006		2006

							(Unit
		(Units)	(Units)	(Units)	(Units)	(Units)	s)			(Units)

Warrants (class A)
Re: Warrants on	Feb-									1,400,20
PPM exercise price		2,000,000	630,334	-	1,260,668	(490,800)	-	-
@US$2.50	03									2

Warrants (class B)
Re: Warrants on	Feb-
PPM exercise price		1,000,000	4,167	144,753	241,842	(42,003)	-	-		348,759
@US$3.00	04

Warrants (class C)
Re: Premium of
US$1.25 with

exercise price	Jul-04	1,000,000	-	285,000	570,000	(30,000)	-	- 825,000
@US$2.00

Warrants (class D)
Re: Executive	May -
exercise price		1,100,000	-	40,000	80,000	-	-	- 120,000
@US$2.25	04

	May -	4,000,000	-	850,000	153,749	(47,500)	-	- 956,249
Warrants (class E)	04
Re: Director
exercise price
@US$3.00

Total		9,100,000	634,501	1,319,753	2,306,259	(610,303)	0	0 3,650,210

See Note 21, Employee Stock Option Plan, for warrants (class D and Class E) issued to executive and director compensations.

NOTE 19. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding during the year. Under the treasury stock method of SFAS #128, the Company computed the diluted earning per share, as if all issued warrants were converted to common stock, and cash proceeds were used to buy back common stock. The following presents both basic and diluted earnings per share, for the two years ended on April 30, 2006 and 2005.

Item	Twelve Months Ended	Twelve Months Ended
	April 30, 2006	April 30, 2005

Net Income	$546,960	$290,676
Number of Shares	18,486,601	17,516,438
Per Share - Basic	$0.03	$0.017
Effect of dilutive shares	538,367	538,367
Number of dilutive shares	19,024,968	18,054,805
Per Share - Dilutive	$0.029	$0.016

NOTE 20. CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks located in Hong Kong and China. Cash balances in these foreign locations are not insured as they do in the U.S. In addition, there are times, when the Registrant's cash deposits maintained at US banks located in the United States exceed federal government insured limits. As of April 30, 2006, and 2005, the Company had uninsured bank cash balances of $1,242,797 and $1,978,671, respectively.

Financial instruments that also potentially subject the Company to concentrations of credit risks are primarily trade accounts receivable and common stock of its investors. The trade accounts receivable are due primarily from clients in China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 9, the Company does not believe that the carrying value of its investments is impaired at April 30, 2006.

NOTE 21. EMPLOYEE STOCK OPTION PLAN

The Company issued two types of warrants, one for executives (warrant class D), and the other for directors (warrant class E). Only directors and senior executives are entitled to receive warrants, as compensations for their services. See Note 18, Stockholders' Equity for reference.

During the current year, no warrants are converted to common shares. As of April 30, 2006, total warrants authorized under Class D and Class E are 1,100,000 units and 4,000,000 units, respectively. During the year ended April 30, 2006, total units of warrants (class D) issued and warrants (class E) issued are 40,000 units and 850,000 units respectively.

Information relating to warrants outstanding and exercisable at April 30, 2006 summarized by exercise price is as follows:

Weighted
	Numberof			Weighted	Number	Weighted
Range of			Average
	Outstandingat			Average	Exercisable at	Average
Exercise			Remaining
	April30,2006			Exercise	April 30,2006	Exercise
Price			Contractual
	(units)			Price	(units)	Price
Life

	Class D	Class E			Class D Class E

$3.00	600,000	956,249	4 Years	$3.00	600,000 512,000	$3.00

During the current year ended April 30, 2006, the Company does not use its equity instruments to acquire goods or services, other than directors' services and reward senior executives. None of the warrants issued are converted as of April 30, 2006.

The following table summarizes two types of warrants and exercise prices, as of April 30, 2006:

	Number of	Number of
Name of Director, executive	Warrants (D)	Warrants (E)	Warrants
	issued and	issued and	convertible price
	outstanding	outstanding

Olmsted , former Director		7,500	$3.00
Leung, former Director(1)		181,250	$3.00
Lee, Director		604,166	$3.00
Locke, former Director	120,000		$2.25
Kiang, Director		61,666	$3.00
Sheppard, former Director(1)		51,667	$3.00
Borich, Director		50,000	$3.00

Total units issued	120,000	956,249

1): Member of Board voluntarily resigned to observe that only American citizens may serve the Board.

NOTE 22. COMMITMENTS AND CONTINGENCIES
a) Operating Leases

The Company leases its Seattle office and Silver Lake facility in China under two separate long-term, non-cancelable leases, expiring in March of 2008 and June of 2006 respectively. The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises. Rental expenses for the years ended April 30, 2006 and 2005 were $48,735 and $61,060 respectively.

The future minimum lease payments required under the operating leases is $ 55,700.

NOTE 23. SUBSEQUENT EVENTS

In May 2006, Mr. Jason X.C Zhang joined the Company as Comptroller. Jason has 14 years of cost accounting and auditing experience with a Danish company, FLSmidth Machinery Industry (Qingdao) Co., Ltd. Mr. Zhang has a

BA degree at Jinlin University in China with major in statistics and accounting. He is a Member of The Chinese Institute of CPAs.

As the lease of Silver Lake facilities expired on the June 10,2006, the Company rents a similar facility at Silver Valley, ShenZhen, China with a one year non-cancelable lease with a monthly payment of $1,873.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

-	The prior year audit was done by another auditor, for its tight schedule/resources, did not complete the Registrant's audit on a timely basis. As a result, the Board of Directors decided to retain Jaspers & Hall, PC, an independent auditing firm under the SEC PCAOB practice, to be the new auditor for the current year's audit for the period ended at April 30, 2006.

-	There is no disagreement with accountant or financial disclosure.

Part III Item 9. Directors and Executive Officers a) Board of Directors

Dickson V. Lee, CPA, founder & Chairman since 1995. Mr. Lee is an advisor of International Leadership Foundation of Washington, D.C. He has been a New York CPA since 1983, and was associated with Peat Marwick & Mitchell (KPMG) and NYNEX (now Verizon) in New York City and Hong Kong. He served as a Judicial Member of the SEC Insider Dealing Tribunal of Hong Kong between 1999 and 2006. Mr. Lee is a US citizen, speaks three languages. He shuttles between Seattle and China. He earned an MBA from Dalhousie University in 1975.

Joseph J Borich, MBA, Independent Director since February 2005. He is also the Executive Director of the Washington State China Relations Council, which represents over 100 major American corporations interested in China, including Boeing and Microsoft. Mr. Borich was the American Consul General at Shanghai, China In 1997. He also served as an American Foreign Service Officer of US State Department for twenty-five years. Mr. Borich speaks Mandarin and is a China hand.

Paul Lee, Director of Business Committee. Mr. Paul Lee has over 20 years of insurance experience in Michigan, Ohio and Illinois. He is President & CEO of Paul Lee Insurance Agency, Inc. at Detroit, handling business, life, health, home and auto insurance in the greater Detroit area. Paul is a business leader and has been active in American business communities. He is President of the Chinese Restaurant Association in Michigan. Paul graduated from Madonna University with a B.Sc. degree. Mr. Lee is a U.S. Citizen. Mr. Lee has been on the Board of Directors since 2006. Paul is the brother of CEO of the Company.

Shirley Kiang, MBA, Independent Director since March 2004. She was associated with Read-Rite (Thailand) as Finance Director from 1995 to 2002. She speaks three languages and earned her MBA degree in the University of Massachusetts at Amherst in 1979. Ms. Kiang speaks both Mandarin and English.

b) Executive Officer

As of April 30, 2006, there is only one officer - Dickson Lee, CEO. The Company is recruiting talents to become its Officers, Advisors, and/or Board Members to increase its controls.

Item 10. Executive & Director Compensation

No executive, Board of the company takes salaries over $80,000 per year in 2006. The Company provides housing allowances to the CEO in 2003. The CEO did not take any cash salaries in 2003.

The Company issues 54,002 common shares to new member of Board of Directors as the 5-year service compensations. The issued shares cover a 5 year service period, if a director resigned prior the 5th year, the pro-rated shares may be repatriated back to the Company. All Board members, except Mr. D. Lee the founder, hold a insignificant amount of common shares of the Registrant as of April 30, 2006.

Warrants of the Company are issued to the Company directors (or former directors) to compensate director's services. Warrants exercisable in the four years after issuance date are given free as an incentive for help the Company to grow. There is no cash effect on both recipients of warrants. There is no taxable gain until a warrant is disposed for a gain. The conversion price of warrants to directors is the same as offered to the private investors. Except that Mr. Lee, founder & Chairman, owns 604,166 units of Warrants as of April 30, 2006. None of other directors has more than 200,000 units of warrants. None of the directors has exercised the warrants.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 30, 2006 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.

	Name of Beneficial	Amount and Nature
Class of Stock		of Beneficial	Percent
	Owner	Ownership

Common	Dickson Lee	7,650,000	41.0%
Common	Kathy C Au (1)	1,200,000	6.4%
Common	Li Xiang	1,200,000	6.4%
Common	Wu Yang	1,708,283	9.2%
Common	Other investors	6,897,468	37.0%

Total issued &		18,655,751	100.0%
outstanding

(1) Spouse of Mr. D. Lee

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Principal Accountant Fees and Services

Part IV

	Item	2006	2005

		Estimated
	Audit Fee:
	Audit-Related Fess (1)	$70,088	$85,400
	Other fees	-	-

	Total audit fees	$70,088	$85,400

(1)	Representing estimatedaggregated fees forprofessional services related to the year-end audit.
Amountexcluding quarterly reviewfees.

Item 14. Exhibits and Report on Form 8-K
1.	Independent auditor's report on Financial Statements.

2.	The LEK acquisition contract (English translation).

3.	The independent CPA firms' evaluation report on impairment of LEK goodwill on brand -name and others (English translation).

The following list describes the exhibits filed as part of this report on Form 10-KSB:

EXHIBIT	DESCRIPTION
NUMBER

31.1	Certificate of Chairman as Required by Rule 13a-14(a)/15d -14.

31.2	Certificate of Comptroller as required by Rule 13a-14(a)/15d-14.

32.1	Certificate of Chairman as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d -14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certificate of Comptroller as Required by Rule 13a-14(b) and Rule 15d -14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Reports on Form 8-K

On December 4th, 2004 and June,2005, the Registrant made a purchase of 60.4% of equity interest of a manufacturing company, Liuzhou Liuerkong Machinery Co., Ltd ("LEK"), a limited liability company established and registered in Liuzhou City of south China through an exchange of equity common shares. LEK, with approximately one thousand (1,000) workers and employees, primarily manufactures and market air compressors for industrial usage. It also manufactures plastic injection molding machineries on a smaller scale. The sales portfolio consists of approximately 80% air compressor and 20% plastic molding machines. LEK has annual sales of approximately US$12,001,502 for the year ended October 31, 2004. At present, most of the sales of LEK are made in the China market, and some to southeast Asian countries. Audited financial statements for the past two years are being file with the SEC at an earlier date.

The total consideration of this purchase of LEK is US$5,124,849. The purchase price is made by payment of the Registrant's 1,708,283 common shares valued at US$3 each share. The acquisition has promised with the loans made by L&L to LEK. LEK is to expand and consolidate its operations to ensure continuing profits. See Exhibit A for the contract.

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

LEK was founded in Liuzhou City, south China in the 1950s. It was a SOE (state owned enterprise) in China and has been privatized prior to the Registrant acquisition on December 04, 2004 and on June 30, 2005. LEK specializes in manufacturing and marketing of air compressor (including both the piston-type and screw-leverage type of air compressors) and plastic injection molding machineries. LEK has been a well-known brand name in China over the past many years. LEK developed approximately 21 marketing and service centers, physically located in major cities throughout China to serve its existing customers. LEK has received the ISO9001 quality status since 1996.

L & L acquires 60.4% of LEK controlling shares and is to inject capital, bring in American accounting and advanced engineering know-how to expand LEK sales to the US. L&L is, to improve LEK's operational efficiency and financial transparency, thus, increase its in profits and integrity, to mitigate risks doing business in China.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

L & L FINANCIAL HOLDINGS, INC.

Date: August 14, 2006	By: /S/ Dickson Lee

------------------------
Dickson Lee, CPA
Chairman

CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dickson Lee, certify that:

1. I have reviewed this annual report on Form 10-KSB of L&L Financial Holdings, Inc for the twelve months ended April 30, 2006.

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

Date: August 14, 2006	By: /S/ Dickson Lee

------------------------
Dickson Lee, CPA
Chairman

CERTIFICATIONS OF ACTING COMPTROLLER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jason Zhang, certify that:

1. I have reviewed this annual report on Form 10-KSB of L&L Financial Holdings, Inc. for the twelve months ended April 30, 2006.;

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

Date: August 14, 2006	By: /S/ Jason Zhang
-------------------------------------------
Jason X.C Zhang, CPA of China,
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

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Dickson Lee, L & L Financial Holdings, Inc. (the "Company"), hereby certify, to my knowledge, that:

(1) the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006 (the "Report") fully complies with the requirements of Section13(a) or 15(d) of the Securities Exchange Act of 1934; and (2)information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2006	By: /S/ Dickson Lee

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

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Jason , L & L Financial Holdings, Inc. (the "Company"), hereby certify, to my Zhang knowledge, that:

(1)the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.

Date: August 14, 2006	By: /S/ Jason Zhang

---------------------------
Jason Zhang, CPA of China
Comptroller

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.

