Form 10QSB
period 2006-07-31
L & L FINANCIAL HOLDINGS INC
filed 2006-09-18
CIK 1137083

CORRESP 1 1234567890 xxxxxxxx CORRESP DOCUMENT ASSEMBLED FOR VALIDATION PURPOSES ONLY ON f10qsb1q072006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

----------

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF

1934 FOR THE FIRST QUARTER ENDED ONJULY 31, 2006

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from May 1, 2006 to July 31, 2006

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [X]

Registrant's revenues for most recent fiscal year ended July 31, 2006 were $ 2,468,622.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2006 there were18, 655,751 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

L & L FINANCIAL HOLDINGS, INC.

2006 Form 10 -QSB Quarterly Report

Table of Contents
Page
PART I
Item 1.	Description of Business ……………………...…………………………………….3
Item 2.	Description of Property ………………………………………………………..… 4
Item 3.	Legal Proceedings ………………………………………...……………………… 4
Item 4.	Submission of Matters to a Vote of Security Holders …………………………….…….4

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters ………...……….5
Item 6.	Management's Discussion and Analysis or Plan of Operation …………………..…… …5
Item 7.	Consolidated Financial Statements ………………………………………………….10

PART III
Item 8.	Directors and Executive Officers ……………………………………………………32
Item 9.	Executive Compensation ……………………………………………………….….32
Item 10.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters ………………………………………………...….32
Item 11.	Certain Relationships and Related Transactions …………………………..….……….33

PART IV
Item 12.	Principal Accountant Fees and Services 34
Item 13.	Exhibits Report on Form 8-K …………………………….………………...……….34

Signatures………………………………………………………………………...…… 35

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

History of the Company

In 1995, the Company began its operations in Hong Kong to provide corporate finance and financial consulting services. In 1997, the Company expanded the operations into China and purchased a prime office in downtown area of Shenzhen City, as its China operational center. In September 1998, the Company assisted a few Chinese Companies to list on the US capital markets. In February of 1999, the Company's CEO was appointed as a judicial member of the Insider Dealing Tribunal of Hong Kong conducting legal inquiries on companies, which may violate the Insider Dealing Ordinance of Hong Kong. In February of 2000, the Company shifted its focus from a consulting firm to a dealer starting to acquire established manufacturing companies in China. In May of 2001, L & L, by a reverse merger, became a SEC public reporting company in the US. In April of 2002, the Company together with China Development Institute (CDI), a China think-tank, began its acquisition project in China. To gain hands-on experience, In the same year, the Company acquired a minority equity of a computer software company in Chen-Do City, China. During 2002, the Company was appointed as an Economic Advisor by the municipal government of Tong Shan City in China. In 2004 and 2005, the Company acquired 60.4% equity interest of an air compressor company, LEK in GuangXi. In 2005, the Company put efforts to attract qualified Board Members and executives. It recruited Mr. Joseph J. Borich, a former US Consul General at Shanghai as a Board Member. As of April 30, 2006 the Company recruited Dr. Art Chan, PhD, a former G.E. executive as Technology Advisor. The Company is continuing to identify talents to assist its growth. It also established three (3) committees to provide better corporate governance in April 2005. They are the Audit Committee, Compensation Committee and Business Committee. To ensure the company's growth, L&L Board of Directors on August 22, 2006 elected Mr. Paul W. Lee as the new Chairman, and Ms. Shirley Kiang as the new Vice Chairperson of the Board. Paul W. Lee is a brother of the CEO, Dickson Lee. Dickson Lee retains his CEO position of the Company while voluntarily resigned from the Chairmanship, to focus on the operations. The Board also approved an establishment of a Board of Advisors to recruit talents for the Company. For more information, please visit the Board of Directors page.

The Company Corporate Structure

As of July 31, 2006, L & L holds a 100% ownership of two (2) operating entities: L&L Financial, LLC (a Washington State company) incorporated on June 20, 2006, and LEK which the Company holds 60.4% equity and acquired in 2004. The Company uses its L&L Financial, LLC subsidiary to manage the acquired investment portfolios located in China.

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

On December 4th, 2004, L & L made a purchase of 51% of equity interest of an air compressor manufacturing company, LEK, a limited liability company located and registered in Liuzhou City of south China. The LEK acquisition is executed through an exchange of equity common shares between L&L and certain LEK shareholders with cash loans to LEK. LEK has 50 years experience of manufacturing air compressors. LEK has approx four hundred (400) workers and employees. It engages in product research, design, development of various air compressors (mainly the piston-type, with some screw-type and air-dryers). LEK has twenty-three (23) sales and marketing centers covering the entire China territory. Its air compressors, including approx. 100 different specifications, have wide applications in beer manufacturing, metallurgy, petroleum, and medicine. The brand name of LEK with 50 years of history is well known in China. Its niche products, the oil-free (non-lubricant) air compressors is ranked as the 3rd largest producer in China. LEK also manufactures plastic injection molding machines on a smaller scale. The sales portfolio consists of approximately 80% air compressors, and 20% plastic molding machines. Prior to the acquisition, LEK had sales of approx $ 12 million with net profit after tax of approx $1.1 million. LEK's net assets are approximately US$11,592,948 as of October 31, 2004. All LEK sales are made in China as of April 2006 . It is the Company that intent to: 1) improve LEK existing product quality, 2) export air compressors to the US markets, after technological improvements of LEK products, and 3) increase its equity ownership in LEK to improve its profit margin. The Company only owned 51% equity of LEK of April 30, 2005. Thus, 49% of LEK profit was removed from the Company's consolidated net income, hurting the Company's bottom line.

The LEK purchase price of $4,327,272 is paid by the Company's 1,442,424 equity common shares valued at US$3.00 each common share. In the acquisition contract, L & L is committed to provide three (3) installment loans of $120,000 or equivalent of RMB 1,000,000 each, to assist LEK expansion and consolidation its manufacturing operations if certain conditions are met.

In June of 2005, L&L increased its equity of additional 9.4% in LEK through execution of an agreement with certain LEK shareholders. Consequently, L & L owns 60.4% of equity of LEK as of July 31 2006. The Company believes that the additional control of LEK operations can bring mutual positive benefits to both L&L and LEK.

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

Increase in Authorized Shares

Authorized preferred shares increased from 0.5 million to 2.5 million shares with none of them being issued and outstanding as of April 30, 2006. Authorized common shares from 6.5 million to 120 million shares, and authorized warrants from 4.5 million to 9.1 million units as of April 30, 2006. (See below for details).

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

Total Revenue:

The Company recorded revenue of $2,468,622 for the period ended July 31, 2006, comparing to $3,293,524 for the same period in 2005. The decrease by $824,902 (or 25%) is due to the product structure adjustments of LEK operations in this year and repairing of machineries for a relocation of manufacturing factory at the year end.

Total operating expenses:

Personnel costs, accounting for $313,844 in the period ended July 31, 2006, represent an decrease of $ 73,393 (or 19%) as compared to $387,237 less the same period in 2005. $261,829 of which is LEK personal cost.

Selling, General and Administrative Expenses (SG&A):

SG&A is $383,011 for the period ended July 31, 2006. When compared it to $503,534 for the same period in 2005, there is an decrease of $120,523 (or 24%).The difference is due to mainly LEK SG&A expense of $286,176 which was included in the Company's financial statements in the current period.

Interest expenses:

Interest expenses increase in by $12,887 (or 37%) in the current year, from $48,003 of the prior three months ended in July 31, 2005 to $35,116 of the current period ended July 31, 2006 due to the bank loan of LEK.

Minority Interest:
Net Income:

Net income decreased by of $39,415 (or -33%) during the current year, comparing $79,911of net income for the current period ended July 31, 2006 to $119,326 of net income for the prior period in 2005.

Change in Liquidity and Capital Resources:

The following factors affected the Company's liquidity status and capital resources:

From the operating activities: Net Cash used in operating activities was $203,046 during the current period ended July 31, 2006. When compared it to net cash generated of $442,335 in the same period of 2005, a decrease of $645,381- (or -146%) was mainly due to the combined effect of an decrease in accounts receivable by $31,640, increase of accounts payable by $294, 172, and disposal property and equipment by $60,473. decrease of prepayments and other assets by $990,158, inventory decreased by $159, 631, increase of tax payable by $15,554 and accrued liabilities and other liabilities by $332,133. The Company's operating cash flow is highly dependent upon its ability to bill for the LEK sales and collect these LEK billings in a timely manner.

Investing activities: Net Cash provided by investing activities was $ 0 during the current period ended on July 31, 2006, while $49,277 generated in the same period in 2005. The decrease of net cash provided of $49,277 (or -100%) was due to the disposal property and equipment at current period

Financing activities: Net cash provided by financing activities was $166,172 for the current period ended July 31, 2006, while $1,408,297 used for the same period in 2005. The significant increase of net cash $1,574,469 (or -112%) was primarily due to the decrease of proceeds from stock and bank line of credit.

The current assets of the Company were $14,981,860 and $11,560,192 for the current year period ended on July 31, 2006, and for the same period ended on July 31, 2005 respectively. The increase in current assets of $3,421,668 (or 30%) was primarily due to the increase of LEK account receivable by $911,524, LEK increase cash by $234,612, LEK inventory decrease by $44,046, and LEK prepayment of other assets by $2,540,231, as a result of the LEK made in the current period.

The current liabilities were $10,596,492 and $8,815,437 for the current period ended on July 31, 2006, and the same period ended on July 31, 2005 respectively. The significant increase of the current liabilities by $1,781,055 (or 20%) was primarily due to the LEK , which resulting increases of bank loans liabilities of $1,879,942,Chinese tax payables liabilities of $662,222, advanced deposits received decreased of $414,591, account payables decreased by $529,631 and accruals of liabilities decreased by $354,120.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

The Company's current ratio (current assets divided by current liabilities, a ratio used to determine the Company's ability to pay its short-term liabilities) is 1.42 as of July 31, 2006, compared to 1.41 in the same year ended on July 31, 2005. As a general rule, the higher the current ratio, the more likely the Company will be able to pay its short-term bills.

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

Ownership of Land

Contrary to the outright land ownership in the US, land in China is only leased to owners on a long term basis, ranging from 40 to 70 years. This is a system similar to the land lease in New Territory of Hong Kong, during the British colonization in Hong Kong, which ended in 1997. Currently, no law in China prohibits the continuing lease of the same land after the expiration of lease period.

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

The future success of L & L's investments in China is dependent on the Company's Chinese team, including Paul W. Lee, the Company's Chairman , Dickson Lee, CEO and brother-in-law, Marco Au; the China Manager, who speak the languages, understands culture differences, legal, and US business practices.

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

5.	Some Director and Officers reside outside United States

Although all members of the Board of Directors are US citizens, because the diversity of the Company's Directors and Officer who may reside outside of the United States, it may be difficult for investors to enforce his or her rights against them or enforce United States court judgments against them if they live outside the US. After the consummation of the LEK acquisition, most of the Company's assets are located in China, outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights, to affect service of process upon the Company's directors or officers, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of the Company's directors and officers under Federal securities laws. Further, it is unclear if extradition treaties now in effect between the

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

Despite China has its own enforcement agency, securities regulators, the Chinese Legal System are in a developmental stage. In addition, the existing Chinese laws generally are not enforceable to the same extent as that in the US. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, resulting in significant uncertainty as to the outcome of any litigation in China. Consequently, there is a risk that should a dispute arise between the Company and any party with whom the Company has entered into a material agreement in China, the Company may be unable to enforce such agreements under the Chinese legal system. Chinese law will govern almost all of the Company's acquisition agreements, many of which may also require the approval of Chinese government agencies. Thus, the Company cannot assure investors that the target business will be able to enforce any of the Company's material agreements or that remedies will be available outside China.

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

As of July 31, 2006, there were approximately 18,655,751 shares of our common stock outstanding. Please refer to the Statement of Shareholders Equity for details.

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

Item 7. Consolidated Financial Statements
L & L FINANCIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

		July 31,		April 30,
		2006		2006

		Unaudited		Audited
ASSETS

CURRENT ASSETS:
Cash	$	1,205,649	$	1,242,797
Accounts receivable, net		5,698,510		5,751,420
Notes Receivable		87,047		2,497
Prepayment and other assets		4,608,986		3,759,461
Inventories		3,381,668		3,222,037

Total current assets		14,981,860		13,978,212
LONG TERM ASSETS:
PROPERTY AND EQUIPMENT, net		2,696,647		2,803,613
GOODWILL		1,591,704		1,591,704
LOAN TO A CORP SHAREHOLDER		5,297,247		5,156,613
INVESTMENTS		462,922		462,922

Total long term assets		10,048,520		10,014,852

TOTAL ASSETS	$	25,030,380	$	23,993,064

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$	3,239,329	$	2,948,767
Accrued and other liabilities		1,563,855		1,231,722
Taxes payable		2,966,793		2,951,239
Customer deposits		148,425		144,815
Bank loan and bank line of credit - current		2,678,090		2,528,090

Total current liabilities		$10,596,492		$9,804,633

CONSOLIDATED BALANCE SHEETS (Cont'd)

TOTAL LIABILITIES	10,596,492	9,804,633

MINORITY INTEREST	$5,195,888	5,055,740

STOCKHOLDER'S EQUITY:

Preferred stock, no par value, 2,500,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value, 120,000,000 shares
authorized and 18,655,751 issued and
Outstanding	18,656	18,656
Paid -in Capital	8,165,352	8,165,352
Due to/(from) controlling shareholder	28,481	12,309
Deferred stock compensation	(149,167)	(158,667)
Foreign currency translation	135,586	135,860
Retained Earnings	1,039,092	959,181

Total stockholders' equity	9,238,000	9,132,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,030,380	$23,993,064

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Unaudited Three	Unaudited Three
	months ended	months ended
	July 31	July 31
	2006	2005

REVENUES
Sales	$2,456,138	$3,273,524
Consulting Income	12,484	20,000

TOTAL REVENUES	2,468,622	3,293,524

Cost of Goods Sold	1,585,308	2,361,155
Consulting Expenses	0	41,056

Gross profit	883,314	891,313
OPERATING COSTS AND EXPENSES:
Personnel costs	313,844	387,237
Selling / General and administrative expenses	383,011	503,534

Total operating expenses	696,855	890,771

OTHER EXPENSES/(INCOME):
Interest expense (income)	48,003	(54,976)
Other income (net)	(81,603)	(273,944)

Total other expenses/(income)	(33,600)	(328,920)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	220,059	329,462
LESS PROVISION FOR INCOME TAXES	0	0

INCOME BEFORE MINORITY INTEREST	220,059	329,462

LESS: MINORITY INTEREST IN INCOME OF
CONSOLIDATED SUBSIDIARY	140,148	210,136

NET INCOME	79,911	119,326

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	135,586	94,712

Total other comprehensive loss	135,860	94,712

CONSOLIDATED STATEMENTS OF OPERATIONS (Cont'd)
COMPREHENSIVE INCOME	$215,497	$214,038

NET INCOME PER COMMON SHARE – basic	$0.004	$0.007

NET INCOME PER COMMON SHARE – diluted	$0.004	$0.006

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – basic	18,486,601	18,319,724

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – diluted, under treasury stock method	19,024,968	18,858,091

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS(UNAUDITED)
Three months ended July 31, 2006 and 2005
		Unaudited	Unaudited
		threemonths ended	three months ended

		July31,2006	July 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$	79,911	$119,326
Add: Minority interest income		140,148	210,136
Adjustments to reconcile net income to net cash
provided by / (used in )operating activities:
Depreciation and amortization		46,492	62,973
Amortization of deferred compensation		9,500	4,500
Provision of inventories			(489)
Disposal property and equipment		60,473
Changes in assets and liabilities :
Accounts and note receivable		(31,640)	(145,296)
Inventory		(159,631)	404,851
Prepaid and other assets		(990,158)	(312,771)
Accounts payable		294,172	(556,958)
Accrued liabilities and other liabilities		332,133	656,063
Taxes payable		15,554	0

Net cash (used in)/provided by operating activities		(203,046)	442,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable			54,907
Proceeds from disposal property and equipment
Purchases of investment
Purchases of property and equipment			(5,630)

Net cash used/(provided) in investing activities			49	,,277

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales and subscriptions(net)			9,600
Net advances (to) from controlling shareholder		16,167	6,603
Net borrowings/ repayments on bank line of credit		150,000	(1,424,500)

Net cash provided by financing activities		166,172	(1,408,297)

FOREIGN CURRENCY TRANSLATION		(274)	23,911

INCREASE IN CASH		(37,148))	(892,774)

CASH, BEGINNING OF YEAR		1,242,797	1,978,671

CASH, END OF YEAR	$	1,205,649	$1,085,897

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS(UNAUDITED)
Three months ended July 31, 2006 and 2005
		Unaudited
		three months ended
		July 31,2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$		32,738
Income taxes	$		0

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Exchange of the company's common shares of
1,442,424 at a mutually agreed value of $3.00 per share	$
for exchange of LEK's 51% equity. In Dec. 2004
Exchange of the company's common shares of 265,859
at a mutually agreed value of $3.00 per share for
exchange of LEK's 9.4% equity in June 2005			797,577
Exchange of equipment for note receivable			168,743

L&L Financial Holdings,Inc.
CONSOLIDATEDSTATEMENTS OFSTOCKHOLDERS'EQUITY
For the three months endedJuly 31 ,2006

				Due
			Additional	(from)/to			Foreign
	Common Stock		Paid-in	Controlling Deferred		Retained	Currency

	Shares Amount		Capital	Shareholder Compensation		Earnings	Translation	Total

Balance
April 30, 2006	18,655,751	$18,656	$8,165,352	$12,309	$ (158,667)	$959,181	$135,860	$9,132,691

stock for cash

Issuance of common
stock for acquisition

Issuance of common
Stock for service

Advance (from)/ to				16,172				16,172
shareholder

Deferred
compensation
for service

Amortization of				9,500				9,500
deferred compensation

Foreign currency
Translation adjustment							(274)	(274)

Net Profit						79,911		79,911

July 31, 2006	18,655,751	$18,656	$8,165,352	$28,481	$ (149,167)	$1,039,092	$135,586	$9,238,000

L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JULY 31, 2006 Unaudited

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L Financial Holdings, Inc. (the "Company office") is located in Seattle, Washington. The Company's China administrative and investment operation is conducted from its ShenZhen Representative Office located at ShenZhen City of south China. The Company's majority revenues are generated from its subsidiary, LEK (Liuzhou Liuerkong Machinery Company Ltd.), which the Company owns 60.4% equity as of July 31, 2006).

The Company started its operation in 1995. Over the years, the name of the Company was changed to reflect the nature of its business focus, transformed from a consulting firm to an operator and a dealer which acquires established companies in China. The Company becomes a public reporting through an acquisition of an affiliate; Royal Coronado Company Ltd in a reverse merger in 2001.

The Company focuses on acquisitions of established manufacturing companies with high growth potential in China. The Company intends to acquire at least 51% equity control over its investments in private Chinese businesses. Management believes that the Company can utilize management practices and technologies common in the United States to restructure and better manage these businesses, improving efficiency and profitability. The Company intends to use its networks and personnel in China and the United States to market its goods and services.

LEK is a manufacturer of industrial air compressors. Its manufacturing facility is located in China and sales of its products are primarily in China.

It is Management's opinion that all adjustments necessary for a fair statement of the results for this interim period have been made. All adjustments are of a normal recurring nature.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash –Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, L&L Financial, LLC and its 60.4% ownership of the LEK subsidiary. All significant inter-company accounts and transactions are eliminated.

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

Stock-Based Compensation: The Company issued warrants to compensate directors and executive in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and provides the pro forma net earnings and pro forma earnings per share disclosures for employee stock warrants granted, as if the fair-value-based method defined in Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied. In accordance with APB No. 25, compensation expense is recorded on the date a warrant is granted only if the current market price of the underlying stock exceeds the exercise price. The Company has issued two types of warrants (Class D, and Class E). As of July 31, 2006, no options have been granted.

The Company from time-to-time may grant restricted stock to employees and executives to award their services. Compensation cost if any, is to be charged as expenses on the grant date.

The Company follows SFAS 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under SFAS 123, stock compensation is based on the fair value of such instruments. The Company made additional disclosure on Note 21; Employee Stock Option Plan.

a) Pro Forma Net Income and Earning Per Share:

Under SFAS 123, the Company's net earnings, and earning per share are adjusted to the pro forma amounts for the three months ended July 31, 2006, and 2005, as follows:

(Per $ thousand)	Twelve monthsperiod ended

	7/31/2006	7/31/2005

Net income - as reported	$440	$479

Stock-Based employee compensation	-	-

Expense included in reported net income, net of tax	-	-

Total stock-based employee compensation expense

determined, under fair- value-based method for

all rewards, net of tax

Pro forma net profit	$440	$479

The fair value of the options granted in the period ended July 31, 2006 was determined based on the minimum value method. That calculation assumed no dividends, 5 year lives and risk free interest rate of 3.25% .

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the period ended July 31, 2006 and 2005.

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

Earning Per Common Share - The Company has adopted SFAS No. 128, Earnings per Share, which supersedes APB No. 15. Net profit per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic Earning per share is based upon the weighted average number of common shares outstanding. Diluted net profit per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS (See Note 19).

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

NOTE 3. BUSINESS COMBINATION

The Company owns majority of the voting ownership interest of LiuZhou City No. 2 Air Compressor Co Ltd, or Liuzhou Liuerkong Machinery Company Ltd. ("LEK") as of July 31, 2006. The acquisition of LEK is recorded under a purchase method of accounting. In accordance with SFAS No. 141, the Company consolidates LEK financial position at July 31, 2006 and operational results from April 30, 2006 through July 31, 2006 for the first quarter ended on July 31, 2006.

The following information relates to the detailed LEK operations acquisition:

1. LEK, is a privately owned legal entity, incorporated in LuiZhou city, GuangXi, China. It is an established company with over 30 years of operations of manufacturing and sales of various piston-types, low-end, industrial air compressors. When the Company's acquisition of LEK in December 2004, sale of air-compressors represent approx. 80% of LEK total sales, while the plastic injectionmolding machines sales represents approx. 20%.

The Company identified a US strategic partner to transfer US advanced rotary-type air compressors to China. to increase LEK products portfolio, quality, and sales. The Company is also improving the LEK disciplines, to improve sales efficiency. It is believed that if the Company could successfully bring in the US technology to manufacture cost competitive air compressors in China, it would lead LEK into a major player in the China market. This growth strategy formulated by the Company is shared by its management team and shareholders.

2. The consolidated statement of operations of the Company through the current quarter ended on July 31, 2006 reflects the results of operations of LEK from the acquisition date of December 4, 2004 and a subsequent acquisition in June 2005. See the further disclosure below.

3. The initial purchase of LEK equity made on December 4, 2004 is a non-cash transaction, as the contract is executed by an exchange of the Company's common shares of 1,442,424 at a mutually agreed value of $3.00 per share for exchange of LEK's 51% of equity. The value of $3.00 per common share is a negotiated price, mutually agreed by both parties, based on the private placements of the Company's stock at $3.00 per share on and around the acquisition date.

On June 30, 2005 the Registrant acquired additional 9.4% of LEK equity shares using a stock exchange at $3.00 per share of the Company stock. Thus, the Company increased its equity holding of LEK to 60.4% .

4. Historical contingent payments, options, or commitments specified in the acquisition contract, and their accounting treatments related the LEK purchase made in 2004 are as follows:

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

Historical disclosure on LEK Condensed balance sheet as of December 4, 2004 is as follows:

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

5. Historical allocation of LEK purchase cost of $5,187,727 as of December 4, 2004.

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

Historical LEK condensed balance sheet disclosure as of June 30, 2005 is as follows:

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

Historical calculation for the additional goodwill is presented below:

Item	Amount

Fair value of assets	$20,826,047
Less: Fair value of liabilities	12,378,007
Minority interest	1,331,048

LEK equity	7,116,992

Net equity acquired by L&L	668,997	(9.4% of LEK equity)
Goodwill acquired by L&L	128,580	b

Total LEK cost to L&L	$797,577	( $ 797,577=$ 3×265,859 )

Total Goodwill	$1,591,704	c=a+b

6. Historical goodwill disclosure: Goodwill of LEK in the amount of $1,591,704 is shown on the Registrant's consolidated balance sheet as of July 31, 2006. Goodwill included in the consolidated statement is a result of combing LEK operations into the Company's operations. Goodwill is a residual cost after the cost allocation of the total purchase price of $5,187,727 exceeds the net equity acquired. The goodwill of LEK is an intangible asset, expected to be indefinite until the disposal of the LEK operations. Goodwill of LEK relates to its established brand name, and the oil-free (non-lubricant) technology incorporated in LEK piston-type air compressors. The Company has not identified any finite lived intangible assets in connection with this transaction.

In accordance with SFAS No. 142, Management determined that there is no impairment of the LEK Goodwill at the period ended of July 31, 2006. This is, evidenced by there is no significant change of the Goodwill. As of July

31, 2006 the fair market value of goodwill of $4,754,057 which is higher than the carrying amount of $1,591,704 as of July 31, 2006. On-going test of impairment of goodwill will be made in the future.

NOTE 4. CASH

The cash balances as of July 31, 2006 and April 30, 2006 consist of:

Item	7/31/2006	4/30/2006

Cash on hand	$81,348	$66,196
Cash in banks	$1,124,301	$1,176,601

Total	$1,205,649	$1,242,797

NOTE 5. ACCOUNTRECEIVABLES

The account receivable balances, relating to the trade accounts as of July 31, 2006 and April 30, 2006 consist of:

		7/31/2006			4/30/2006

			Account			Account
Item		Bad debt			Bad debt
	Amount		receivable,	Amount		receivable,
		provision			provision
			net			net

Within credit	1
term	$1,387,867	$ -	$1,387,867	$4,105,772	$ -	$4,105,772
Exceeding due
day 1 to 30 days	654,827	(13,484)	641,343	283,956	(13,484)	270,472
Exceeding due
day 31 to 180
days	2,062,176	(448,923)	1,613,253	1,822,921	(448,923)	1,373,998
Exceeding due	2
day 181 days	2,992,407	(936,360)	2,056,947	937,538	(936,360)	11,78

Total	$7,097,277	$(1,398,767)	$5,698,510	$7,150,187	$(1,398,767)	$5,751,420

(1)	Based on Chinese business custom, the Company grants approx 30-60 days credit term for their customers.

(2)	The receivable would normally be collected within the 180 days.

NOTE 6. NOTES RECEIVABLE

The notes receivables incurred for the LEK trade activities, in relation to the LEK air compressor selling business. These note receivables are to be collected from its Clients.

The notes receivable balances as of July 31, 2006 and April 30, 2006 consist of:

Item	7/31/2006	4/30/2006

Amount	$87,047	$94,497
Bad debt provision		(92,000)

Notes receivable, net	$87,047	$2,497

The notes receivable of $87,047 was due from LEK subsidiary. The note receivable incurred in current period is due on October 20, 2006.

NOTE 7. INVENTORIES

Inventories located at LEK subsidiary consist of the following details as of July 31, 2006 and April 30, 2006:

Item		7/31/2006	4/30/2006

Raw Materials (net)		$2,243,604	$2,234,500

Work in process		828,966	909,125
Finished Goods	(1)	457,400	229,822

Subtotal		3,529,970	3,373,447
Less: Obsolescence		(148,302)	(151,410)
Provision

Total Inventories		$3,381,668	$3,222,037

(1): the balance of inventories at the period ended July 31 2006 and year ended April 30, 2006 are $3,381,668 and $3,222,037 respectively. The net increase was 159,631. The finished goods increased 99% than that of year ended April 30 2006 and the provision or obsolescence reduced 2% than last year end April 30, 2006.

NOTE 8. PREPAYMENT AND OTHER ASSETS

Prepayment and other assets consist of the following details as of July 31, 2006 and April 30, 2006:

Item		7/31/2006	4/30/2006

Prepayments	(1)	$2,126,208	$1,792,720
Deposits	(1)	14,817	13,569
Other Receivables	(2)	1,190,510	1,429,507
Advances to employees	(3)	1,277,451	523,665

Total		$4,608,986	$3,759,461

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

(3); LEK has some 20 sales and service centers, located through out China and away from Liu Zhou factory. Each sale staff of these locations receives some cash advances, in order to conduct LEK business. The advances are recorded under employees' personal names, as advances to employees. The advances are on a replenish basis. In addition, it is the business practice that when employees having business trips, or due to unexpected difficulties, they may obtain an approval to borrow cash advance from the employer, on a temporarily basis. The advances can be collected, either upon demand, upon employees' claim their expenses, or deducted from their salaries. As the Company with LEK factory has 400 workers and staff as of 4/30/2006, the balance is considered reasonable. There were nearly 200 people in LEK who have the advances as of July 31, 2006. The amount of advances to employees varies ranging from few hundreds to three thousands dollars to each of these employees.

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of July 31, 2006 and April 30, 2006:

Item		7/31/2006	4/30/2006

Building	(1)	$893,622	$893,622
RuiLi Project (property, at cost),	(2)	400,687	400,687

Machinery	(1)	1,565,468	1,625,941
Furniture, fixtures & Office equipment		154,024	154,024
Vehicles		135,332	135,332
Leasehold improvements		1,053	1,053

Sub-total		3,150,186	3,210,659

Less: accumulated depreciation	(3)	(453,539)	(407,046)

Property and equipment, net		$2,696,647	$2,803,613

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

In addition, the LEK subsidiary has an investment in another (third party) air compressor entity (of 5% equity) as of July 31, 2006. This small investment is recorded as an investment account on the balance sheet at July 31, 2006. The investment is recorded at cost and no impairment is suggested.

The summary of two years Investments Accounts of L&L, as of July 31, 2006 and 2006 is as follows:

	Year	Historical	As of	Increase	Dive	As of
Item							Equity
	Purchased	Costs	4/30/2006	(exchange)	sture	7/31/2006	Ownership

L&L invested in:

Tech-H	2001	$400,500	$400,500		$0	$400,500	19.5%

LEK subsidiary

invested in :

An Air Compressor		62,422	62,422			62,422
Co.	2004						5.0%

			$462,922			$462,922

The investment of L&L to the Tech-H company located at Chengdu, Sichuan Province, only has 19.5% equity share of the Tech-H company. Under the accounting standards, L&L does not calculate the income and loss of Tech –H on its consolidated financial statements. There are no dividends or distributions made by these two entities as of 7/31/2006.

NOTE 11. ACCRUALS AND OTHER LIABILITIES

Accruals and other liabilities consisted of the following as of July 31, 2006 and April 30, 2006:

Item		7/31/2006	4/30/2006

Accrual expenses :		$208,718	$169,058

a) Selling commissions
b) Office expenses		84,310	53,058
c) Staff salaries and benefits		95,128	41,524
d) other operation expenses including audit fees		29,280	74,476

Other liabilities	(1)	1,355,137	1,062,663

Total		$1,563,855	$1,231,722

(1): Other liabilities included employees' social insurance, prepaid rental deposit, and other loans with some other companies. All the liabilities have no repayment terms. They are miscellaneous short term accruals due to month early end cut-off dates. They are not notes payable. These accruals are to be paid off in the next month.

NOTE 12. LOANS DUE FROM A LEK CORPORATE SHAREHOLDER AND ITS AFFILIATES

These loans consisted of the following as of July 31, 2006: the LEK shareholder borrow money from the company during 2006

Item		Note	7/31/2006	4/30/2006

Liuzhou No. 2 air compressor Co, Ltd.	(1)	(3)	3,979,103	3,838,469
FLUID-MEC International Holdings Co.,	(2)	(3)	1,318,144	1,318,144
Ltd

Total			$5,297,247	$5,156,613

(1): When the Registrant acquired LEK, its assets included a loan of approximately $3,085,440 due from a corporation which owns a minority share of LEK. The loan amount is fully secured by assets of a land usage right ($5,413,402, which was determined by an evaluation report issued by an independent China evaluation firm, and a commercial properties ($2,780,387) of this corporate entity. The loan allows the Company to take the rental income of the commercial properties (approx. $284,000 per annum) as its interest payment (equivalent to approx 9.3% per annum). The term loan becomes due in the year of 2007. Management believes the loan is fully collectable in 2007. The amount was not due as of July 31, 2006.

(2): When the Registrant acquired LEK during the current year, an asset of LEK includes a loan of approx. $1,266,142 due from a corporation which owns a minority share of LEK's affiliate. The loan is charged with 2% interest guaranteed by its shareholders and is due in December, 2007. According to the loan contract, the principal and interest will be due, and collected in December 2007.

(3): The notes are subject to paying interests only, until the full principal balances become due at maturity. As of 7/31/2006, no interest is needed to be paid according to the note agreement.

NOTE 13. BANK LOAN AND BANK LINE OF CREDIT

Bank loan and bank line of credits are summarized as follows:

Items		7/31/2006	4/30/2006

Bank loans
L&L		150,000	0
LEK subsidiary	(1)	$2,528,090	$2,528,090

Total		$2,678,090	$2,528,090

(1): Bank loan collateralized by the properties of the subsidiary approximately US$2,528,090 as of July 31, 2006. Interest is charged at 5.31 % to 8.37% per annum. The loan interest is payable monthly. The Company's loan balance excludes interest under this facility. The total interest the company has paid as of July 31, 2006 was $48,003. The principal of the bank loan is due in August 2006.

The registrant received a credit line of $150,000 from United Commercial Bank at Seattle for its working capital on June 20, 2006. The term of this credit line is on a 5-year renewable basis with an adjustable interest rate of approx. 9% per annum currently. The credit line is guaranteed by CEO's personal house located at Kent, Washington. This credit line also requires CEO's personal guarantee

NOTE 14. SEGMENT INFORMATION

The Company operations consist of two distinct segments: a) the LEK air compressors operations, and b) L&L consulting operation.

1) Sales Segment:

For the current period ended July 31, 2006, the LEK air compressors income represented 99.% of the total consolidated sales. L&L consulting fee income, through its professional services, is less than 1% of total consolidated sales. Comparing with the prior year's figures, The LEK income represented 92% of the total consolidated sales and L&L consulting fee income was 1 percent of the total consolidated sales.

The sales segments are summarized as follows:

	Three months ended		Year ended on
Sale Segments		%		%
	7/31/2006		4/30/2006

Air compressors	2,456,138	99%	13,076,143	92%
Consulting	12,484	1%	20,000	8%

Total Sales	2,468,622	100%	13,096,143	100%

The Company plans to continue focusing on the air compressor sales and manufacturing activities in China. It plans to include sales of US air compressor products in China to increase the product portfolio, so the air compressor segment will continue to be the dominant segment in the future.

2) Geographic Segment:

Despite that fact that during the current period ended on July 31, 2006, the Company's operations are in two geographic locations: 1) in China, and 2) in the US, all income of the Company is generated in China. During the 3 months ended July 31, 2006, LEK contributes sales of $2,456,138 to the Company.

During the current period, there is no concentration of LEK sales with any of its customers, suppliers, and accounts receivable.

3) Segment by Assets:

The Company's assets consistof the following:
							( in $ PerThousand )

		7/31/2006				4/30/2006

	L&L	LEK
Assets		Air	Consolid
	consultin			%	L&L	LEK	Total	%
		compresso	ated
	g	r

Cash	39	1,167	1,206	5	31	1,212	1,243	5

Receivables	1,180	7,355	8,283	33	242	5,512	5,754	24

prepayment		2110	2110	8	907	3,103	3,759	16

Inventories		3,382	3,382	14		3,222	3,222	13

PP&E	465	2,232	2,697	11	470	2,333	2,803	12

Goodwill			1,592	6			1,592	7

Loan from shareholder		5,297	5,297	21		5,157	5,157	21

Investment	7,745	62	463	2	7,528	62	463	2

Total Assets	9,248	21,605	25,030	100	9,178	20,601	23,993	10
								0

Asset %	14%	86%	100%		14%	86%	100%

NOTE 15. INCOME TAXES

The Company‘s main operations are located in China. The Company is subject to income taxes primarily in three taxing jurisdictions, including China, Hong Kong (under China sovereignty) and the United States. The income of the Company is mainly generated via its controlled LEK subsidiary, a controlled foreign entity located in China. As no cash or fund is repatriated from LEK to the US, the Company is not subject to the US federal taxation for both the current period and the prior year ended on July 31, 2006, and 2005, under subpart F, Income from controlled foreign company, of the US Internal Revenue Code.

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company due to the LEK acquisition acquired a net operating loss carry forward of approx. $7,708,480 incurred in the past via LEK operations in China. In the period ended on July 31, 2006 and on April 30, 2005, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

As a result of the LEK operations, its local taxes payable in China at July 31, 2006 was $2,966,793 and at April 30, 2006 was $2,951,239. These payables related to local sales tax, local properties taxes, and miscellaneous tax liabilities of LEK payable to Chinese local governments, and can be postponed temporarily. L&L, a US company, is in contacts with local municipal government, and is in a process to formulate a formal Sino-American joint-venture to bring in US management skills, US technology, capital, to China, which benefit local communities. As according to the China law, a new joint venture may enjoy special Chinese tax rebates and treatments from the governments, thus there is a high probability that the LEK local tax liabilities in China can be mitigated

The income taxes incurred for the period ended July 30, 2006 is $ 0, and for April 30, 2006 is $98,253 respectively.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company operates business in China while it corporate office is located in Seattle. China managers when traveling to the US for business and trainings are stayed at a facility owned by the majority shareholder of the Company. They also form a carpool to work at Seattle. Rent for the facility and related expenses are paid to the Company. Expenses payments for the period ended on July 31, 2006 were $3,104 and for the prior period was $3,117. For the operating purposes a temporary Director loan may be made to the Company. As of July 31, 2006 the Director loan was $28,281. Increase was $16,172.

NOTE 17. STOCKHOLDERS' EQUITY

The following events incurred in three months ended July 31, 2006:

Historically, .the Company offered its common shares with warrants in private placements under the Reg. D to the US accredited investors, to gain capital for acquisition activities in China in 2003 and 2004. The initial PPM offered at $2.50 per share with a warrant convertible at the same price. The share price increased to $3.00 on February 14, 2004.

On July 14, 2004, the Company began to issue warrants at $1.25 per unit to raise capital through a private placement. Each unit of the warrant gives the holder the right to purchase the Company's common stock at $2.00 per share. The Company has authorized the issuance of 800,000 warrants for this offering. For the period ended July 31, 2006, the Company has issued 285,000 units of warrants for $356,250 in the past.

The Company declared a 3 (new)-for-1(old) common split in September 2004, to increase its issued and outstanding stock, and to improve its float and liquidity when stock is being traded. All stock presented to the Company on September 2004 have been retroactively restated for the effect of this split. The Company made disclosures and offered a rescission to its investors on a voluntary basis in 2005 for possible oversights of the private placements in the past, including commission expenses of thirty five percent (35%) which were paid to an outside contractor in 2003, and 2004 as the placement disclosures incidentally reflected only twenty percent of such commission expenses.

The table below listed the Company's warrants as of July 31, 2006.

WARRANTS
SUMMARY
			Beginnin					Warrant		Ending
			g					s		balance
			balance	Activityduring theyear				Expired

							Exer	4/30	/	7/31	/
Type of Warrants	Date	Authorized	5/1/2004	Issuance	Split	Conversion	cised	2006		2006

							(Unit
		(Units)	(Units)	(Units)	(Units)	(Units)	s)			(Units)

Warrants (class A)
Re: Warrants on	Feb-									1,400,20
PPM exercise price		2,000,000	630,334	-	1,260,668	(490,800)	-	-
@US$2.50	03									2

Warrants (class B)
Re: Warrants on	Feb-
PPM exercise price		1,000,000	4,167	144,753	241,842	(42,003)	-	-		348,759
@US$3.00	04

Warrants (class C)
Re: Premium of
US$1.25 with
exercise price	Jul-04	1,000,000	-	285,000	570,000	(30,000)	-	-		825,000
@US$2.00

Warrants (class D)
Re: Executive	May -
exercise price		1,100,000	-	40,000	80,000	-	-	-		120,000
@US$2.25	04

	May -	4,000,000	-	850,000	153,749	(47,500)	-	-		956,249
Warrants (class E)	04
Re: Director
exercise price
@US$3.00

Total		9,100,000	634,501	1,319,753	2,306,259	(610,303)	0	0		3,650,210

See Note 20, Employee Stock Option Plan, for warrants (class D and Class E) issued to executive and director compensations.

NOTE 18. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding during the year. Under the treasury stock method of SFAS #128, the Company computed the diluted earning per share, as if all issued warrants were converted to common stock, and cash proceeds were used to buy back common stock. The following presents both basic and diluted earnings per share, for the two period ended on July 31, 2006 and 2005.

Item	Three Months Ended	Three Months Ended
	July 31, 2006	July 31, 2005

Net Income	$79,911	$119,326
Number of Shares	18,486,601	18,319,724
Per Share - Basic	$0.004	$0.007
Effect of dilutive shares	538,367	538,367
Number of dilutive shares	19,024,968	18,858,091
Per Share - Diluted	$0.004	$0.006

NOTE 19. CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks located in China. Cash balances in these foreign locations are not insured as they do in the U.S. In addition, there are times, when the Registrant's cash deposits maintained at US banks located in the United States exceed federal government insured limits. As of July 31, 2006, and April 30, 2006, the Company had uninsured bank cash balances of $1,205,649 and $1,242,979, respectively.

Financial instruments that also potentially subject the Company to concentrations of credit risks are primarily trade accounts receivable and common stock of its investors. The trade accounts receivable are due primarily from clients in China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 2, the Company does not believe that the carrying value of its investments is impaired at July 31, 2006.

NOTE 20. EMPLOYEE STOCK OPTION PLAN

The Company issued two types of warrants, one for executives (warrant class D), and the other for directors (warrant class E). Only directors and senior executives are entitled to receive warrants, as compensations for their services. See Note 18, Stockholders' Equity for reference.

During the current year, no warrants are converted to common shares. As of July 31, 2006, total warrants authorized under Class D and Class E are 1,100,000 units and 4,000,000 units, respectively. During the period ended July 31, 2006, total units of warrants (class D) issued and warrants (class E) issued are 40,000 units and 850,000 units respectively.

Information relating to warrants outstanding and exercisable at July 31, 2006 summarized by exercise price is as follows:

Weighted
	Numberof			Weighted	Number	Weighted
Range of			Average
	Outstandingat			Average	Exercisable at	Average
Exercise			Remaining
	July31,2006			Exercise	July 31,2006	Exercise
Price			Contractual
	(units)			Price	(units)	Price
Life

	Class D	Class E			Class D Class E

$3.00	600,000	956,249	4 Years	$3.00	600,000 512,000	$3.00

During the current period ended July 31, 2006, the Company does not use its equity instruments to acquire goods or services, other than directors' services and reward senior executives. None of the warrants issued are converted as of July 31, 2006.

The following table summarizes two types of warrants and exercise prices, as of July 31, 2006:

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

NOTE 21. COMMITMENTS AND CONTINGENCIES
a) Operating Leases

The Company leases its Seattle office and Silver Lake facility in China under two separate long-term, non-cancelable leases, expiring in March of 2008 and June of 2006 respectively. The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises. Rental expenses for the period ended July 31, 2006 and 2006 were $6,239 and $48,735 respectively.

The future minimum lease payments required under the operating leases is $ 55,700.

NOTE 22. SUBSEQUENT EVENTS
1.	The Company is in discussions to enter into energy related manufacturing business in China, using its America - China business model. A MOU for Phase-One feasibility study was signed on 8/6/2006.

2.	The To ensure the company's growth, L&L Board of Directors on 8/22/2006 elected Mr. Paul W. Lee as the new Chairman, and Ms. Shirley Kiang as the new Vice Chairperson of the Board. Paul W. Lee is a brother of the CEO, Dickson Lee. Dickson Lee retains his CEO position of the company while voluntarily resigned from the Chairman position, to focus on the operations. The Board also approved an establishment of a Board of Advisors to recruit talent for the company.

Part III Item 8. Directors and Executive Officers a) Board of Directors

Paul W. Lee, Chairman. Mr. Paul Lee has over 20 years of insurance experience in Michigan, Ohio and Illinois. He is President and CEO of Paul Lee Insurance Agency, Inc. at Detroit, handling business, home insurance in the greater Detroit area. Paul is a business leader and has been active in American business communities. He is President of the Chinese Restaurant Association in Michigan. Paul graduated from Madonna University with a B.Sc. degree. Mr. Lee is a U.S. Citizen. He has been a Board member since 2006. Paul is the brother of the Company's CEO.

Shirley Kiang, MBA, Vice chairperson. Ms. Kiang has been a Director since March 2004. Ms. Kiang has been a senior executive for 20 years, with experiences in corporate governance, corporate management and financial analysis for various high-tech firms in Silicon Valley, California. She held president positions for many companies. She speaks three languages and earned her MBA degree in the University of Massachusetts at Amherst in 1979. Ms. Kiang speaks both Mandarin and English.

Joseph J. Borich, MBA, Director since February 2005. He was a career diplomat of the US State Department for twenty-five years. Joe served as the American Consul General at Shanghai, China in 1997. Joe also held many US diplomatic positions including as an American Foreign Service Officer in Taiwan and other parts of the world. Mr. Borich is Executive Director of the Washington State China Relations Council, which represents over 100 major American corporations interested in China, including Boeing and Microsoft. Mr. Borich speaks Mandarin and is a China hand.

Dickson V. Lee, CPA, Director since 1995. Mr. Lee is an advisor of International Leadership Foundation of Washington, D.C. He has been a New York CPA since 1983, and was associated with Peat Marwick & Mitchell (KPMG) and NYNEX (now Verizon) in the New York corporate office and Hong Kong . Until recently, he served as a Judicial Member of the SEC Insider Dealing Tribunal of Hong Kong between 1999 and 2006. Mr. Lee is a US citizen, speaks three languages. He shuttles between Seattle and China. He earned an MBA from Dalhousie University in 1975.

b) Executive Officer

As of July 31, 2006, there is only one officer of the Company, Dickson Lee, CEO. The Company is recruiting talents to become its Officers, Advisors, and/or Board Members to increase its controls.

Item 9. Executive & Director Compensation

No executive, Board of the company takes salaries over $80,000 per year in 2006. The Company provides housing allowances to the CEO in 2003. The CEO did not take any cash salaries in 2003.

The Company issues 54,002 common shares to new member of Board of Directors as the 5-year service compensations. The issued shares cover a 5 year service period, if a director resigned prior the 5th year, the pro-rated shares may be repatriated back to the Company. All Board members, except Mr. D. Lee the founder, hold a insignificant amount of common shares of the Registrant as of July 31, 2006.

Warrants of the Company are issued to the Company directors (or former directors) to compensate director's services. Warrants exercisable in the four years after issuance date are given free as an incentive for help the Company to grow. There is no cash effect on both recipients of warrants. There is no taxable gain until a warrant is disposed for a gain. The conversion price of warrants to directors is the same as offered to the private investors. Except that Mr. Lee, founder & Chairman, owns 604,166 units of Warrants as of July 31, 2006. None of other directors has more than 200,000 units of warrants. None of the directors has exercised the warrants.

Item 10. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of July 31, 2006 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.

	Name of Beneficial	Amount and Nature
Class of Stock		of Beneficial	Percent
	Owner	Ownership

Common	Dickson Lee	7,650,000	41.0%
Common	Kathy C Au (1)	1,200,000	6.4%
Common	Li Xiang	1,200,000	6.4%
Common	Wu Yang	1,708,283	9.2%
Common	Other investors	6,897,468	37.0%

Total issued &		18,655,751	100%
outstanding

(1) Spouse of Mr. D. Lee

Item 11. Certain Relationships and Related Transactions.

None.

Part IV

Item 12. Principal Accountant Fees and Services

Item	2007	2006

	Estimated
Audit Fee:
Audit-Related Fess (1)	$70,000	$31,596
Other fees	-	-

Total audit fees	$70,000	$31,596

(1) Representing estimated aggregated fees for professional services related to the year-end audit. Amount excluding quarterly review fees.

Item 13. Exhibits and Report on Form 8-K
1.	Independent auditor's report on Financial Statements.

2.	The LEK acquisition contract (English translation).

3.	The independent CPA firms' evaluation report on impairment of LEK goodwill on brand -name and others (English translation).

The following list describes the exhibits filed as part of this report on Form 10-KSB:

EXHIBIT	DESCRIPTION
NUMBER

31.1	Certificate of Chairman as Required by Rule 13a-14(a)/15d -14.

31.2	Certificate of Comptroller as required by Rule 13a-14(a)/15d-14.

32.1	Certificate of Chairman as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d -14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certificate of Comptroller as Required by Rule 13a-14(b) and Rule 15d -14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Reports on Form 8-K

On December 4th, 2004 and June, 2005, the Registrant made two separate purchases of total 60.4% of equity interest of a manufacturing company, Liuzhou Liuerkong Machinery Co., Ltd ("LEK"), a limited liability company established and registered in Liuzhou City of south China through an exchange of equity common shares. LEK, with approximately five hundred (500) workers and employees at the present time, primarily manufactures and market air compressors for industrial usage. It also manufactures plastic injection molding machineries on a smaller scale. The sales portfolio consists of approximately 80% air compressor and 20% plastic molding machines. LEK has annual sales of approximately US$12,001,502 for the year ended October 31, 2004. At present, most of the sales of LEK are made in the China market, and some to south-east Asian countries. Audited financial statements for the past two years are being file with the SEC at an earlier date.

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

LEK was founded in Liuzhou City, south China in the 1950s. It was a state owned enterprise in China and has been privatized prior to the Registrant acquisition on December 04, 2004 and on June 30, 2005. LEK specializes in manufacturing and marketing of air compressor (including both the piston-type and screw-leverage type of air compressors) and plastic injection molding machineries. LEK has been a well-known brand name in China over the past many years. LEK developed approximately 21 marketing and service centers, physically located in major cities throughout China to serve its existing customers. LEK has received the ISO9001 quality status since 1996.

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

L & L FINANCIAL HOLDINGS, INC.

Date: September 12, 2006	By: /S/ Paul Lee

------------------------
Paul Lee
Chairman

CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul W. Lee, certify that:

1. I have reviewed this annual report on Form 10-KSB of L&L Financial Holdings, Inc for the three months ended July 31, 2006.

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

Date: September 12, 2006	By: /S/ Paul Lee

------------------------
Paul Lee
Chairman

CERTIFICATIONS OF ACTING COMPTROLLER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jason Zhang, certify that:

1. I have reviewed this annual report on Form 10-KSB of L&L Financial Holdings, Inc. for the three months ended July 31, 2006.

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

Date: September 12, 2006	By: /S/ Jason Zhang
-------------------------------------------
Jason X.C Zhang, CPA of China,
Comptroller

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Paul W. Lee, L & L Financial Holdings, Inc. (the "Company"), hereby certify, to my knowledge, that:

(1) the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006 (the "Report") fully complies with the requirements of Section13(a) or 15(d) of the Securities Exchange Act of 1934; and (2)information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 12, 2006	By: /S/ Paul Lee

------------------------
Paul W.Lee
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

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Jason Zhang , L & L Financial Holdings, Inc. (the "Company"), hereby certify, to my knowledge, that:

(1)the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.

Date: September 12, 2006	By: /S/ Jason Zhang

---------------------------
Jason X.C Zhang, CPA of China
Comptroller

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.

