Form 10QSB
period 2006-10-31
L & L FINANCIAL HOLDINGS INC
filed 2006-12-22
CIK 1137083

CORRESP 1 1234567890 xxxxxxxx CORRESP DOCUMENT ASSEMBLED FOR VALIDATION PURPOSES ONLY ON

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

----------

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF

1934 FOR THE SECOND QUARTER ENDED ON October 31, 2006

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the second quarter ended October 31, 2006 Commission file number: 000-32505

L & L FINANCIAL HOLDINGS, INC.

------------------------------------------------------

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [X]

Registrant's revenues for most recent second quarter ended October 31, 2006 were $ 6,277,161.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2006 there were 19,162,458 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

	L & L FINANCIAL HOLDINGS, INC.

	2006 Form 10-QSB Quarterly Report

	Table of Contents
		Page
	PART I
Item 1.	Description of Business	3
Item 2.	Description of Property	4
Item 3.	Legal Proceedings	4
Item 4.	Submission of Matters to a Vote of Security Holders	4

	PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	5
Item 6.	Management's Discussion and Analysis or Plan of Operation	5
Item 7.	Consolidated Financial Statements	10

	PART III
Item 8.	Directors and Executive Officers	33
Item 9.	Executive Compensation	33
Item 10.Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	33
Item 11.	Certain Relationships and Related Transactions	33

	PART IV
Item 12.	Principal Accountant Fees and Services	34
Item 13.	Exhibits Report on Form 8-K	34

Signatures		35

When we use the terms "we," "us," "our," "L & L" and "the Company," we mean L & L FINANCIAL HOLDINGS, INC., a Nevada corporation, and its subsidiaries.

This report contains forward-looking statements that involve risks and uncertainties. Please see the sections entitled "Forward-Looking Statements" and "Risk Factors" below for important information to consider when evaluating such statements.

Item 1. Description of Business

PART I

L & L Financial Holdings, Inc. ("L & L", or the "Company") is an eleven years old company, started its operations in 1995. The Company acquires established private companies, then uses the American management skill and US accounting knowledge to operate and improve operations for growth. It owns majority equity interest in two subsidiaries, an air compressor subsidiary, LEK, (Liuzhou Liuerkong Machinery Co., Ltd) and KMC, an energy related coal consolidator in China. (See below). It intends to continue acquiring other companies in the future.

To improve LEK sales and profits, the Company recruited professional accountants, engineers, consultants and assigned them to improve the operations of the two subsidiaries. The Company also has identified an American strategic partner to provide US technology and transfer US technology to improve air compressor operations in China.

AVAILABLE INFORMATION

The Company files annual, quarterly and special reports, and other information with the Securities and Exchange Commission, or the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov.

History of the Company

In 1995, the Company began its operations to provide corporate finance and financial consulting services. In 1997, the Company expanded the operations into China and purchased a prime office in downtown area of Shenzhen City, as its China operational center. In September 1998, the Company assisted Chinese Companies to list on the US capital markets. In February of 1999, the Company's CEO was appointed as a judicial member of the Insider Dealing Tribunal of Hong Kong conducting legal inquiries on companies, which may violate the Insider Dealing Ordinance of Hong Kong. In February of 2000, the Company shifted its focus from a consulting firm to acquire established manufacturing companies in China. In May of 2001, L & L became a SEC public reporting company in the US. In April of 2002, the Company together with China Development Institute (CDI), a China think-tank, began its acquisition project in China. To gain hands-on experience, in the same year, the Company acquired a minority equity of a computer software company in Chen-Do City, China. During 2002, the Company was appointed as an Economic Advisor by the municipal government of Tong Shan City in China. In 2004 and 2005, the Company acquired 60.4% equity interest of an air compressor company, LEK in GuangXi. In 2005, the Company invites qualified executives, including Mr. J. Borich, a former US Consul General at Shanghai as a Board Member. As of October 31, 2006 the Company invited Dr. Art Chan, PhD, a former G.E. executive as the Technology Advisor. The Company is continuing to identify talents to assist its growth. To ensure the company's growth, L&L Board of Directors in August of 2006 elected Mr. Paul W. Lee as the Chairman, and Ms. Shirley Kiang as the new Vice Chairperson of the Board. The Board also approved an establishment of a Board of Advisors thus recruit additional talents to the Company. For more information, please see prior SEC filings and visit the Company's website at www.lnlinvestment.com

The Company Corporate Structure

As of October 31, 2006, L & L holds two (2) operating subsidiaries; LEK (with 60.4% equity holding), and KMC (with 60% equity holding), and a ShenZhen administrative office, located at ShenZhen city, south China. The ShenZhen office supervises the operations of LEK and KMC subsidiaries and conduct due diligence to seek new business opportunities in China. The Company also assigns staff from the ShenZhen office to improve two subsidiaries operations, internal controls, and inventories efficiency. With its China-in-Country experience developed over the years, the Company is able to communicate with the Chinese communities to carry out its growth strategies. A new 100% owned US subsidiary, L&L Financial, LLC was incorporated in the Washington State on June 20, 2006. This Washington State company is inactive at the present time.

Acquisitions and Dispositions of Business Entities in China

Starting in 2002, the Company has invested certain Chinese private business entities, in small scales, to gain hands-on knowledge of operating in China. These are important strategic steps, to ensure the Company to gain business experience in China. As of October 31, 2006, the Company invested in Chengdu Tech-H Information Co. Ltd. ("Tech-H"), a computer software company with (19.5%) minority interest.

In 2004 and 2005 , L & L made a purchase 60.4% of equity interest of an air compressor manufacturing company, LEK, a limited liability company located and registered in Liuzhou City of south China. LEK has approx. four hundred (400) workers and employees. It engages in product research, design, development of various air compressors (mainly the piston-type, with some screw-type and air-dryers at the ratio of 9 : 1. LEK has a niche product, the oil-free (non-lubricant) large industrial air compressor is ranked as the 3rd in China. LEK also manufactures plastic injection molding machines on a smaller scale. All LEK sales are made in China as of April 2006 . The Company intents raise fund in order to: 1) improve LEK existing product quality, 2) export air compressors to the US markets, after technological improvements of LEK products, and 3) increase its equity ownership in LEK to improve its profit margin. The detailed LEK purchase price is filed with the SEC in 2004 and 2005. Please refer to the prior SEC filings for details.

On October 30, 2006, the Registrant acquired 60% of equity interest of an energy related company, KMC (Kunming Biaoyu Industrial Boiler Co., Ltd). KMC is an industrial consolidator and marketer of coals in Yunnan Province of China. KMC is a 10 years old, private company, incorporated in Kunming City of China in 1996. KMC has approximately sixty (60) employees at the date of acquisition. The consideration of the acquisition is US$ 1,578,173. Detail acquisition information has disclosed on the SEC in the past. Please refer to SEC prior filing. China lacks of petroleum. As China continues to grow, demands for coal as the source of energy continue. Coal price continues to move upward. Consequently, the KMC sales have been growing over approx. 36% in recent years.

Item 2. Description of Properties

As of October 31, 2006, the Company occupies a corporate office (approx. 1,800 sq ft) located at 720 Third Avenue, Suite# 1611, Seattle, Washington 98104. The Seattle office property is held under a long term operating lease. The Company owns an office property (approximately 2,000 sq ft) located at Suite #2503, United Plaza, Shenzhen city, Guangdong Province, China. The office is about one hour away by car from Hong Kong. The Company also occupies a villa (approximately 2,700 sq ft) at Silver Valley of ShenZhen City, under a long term operating lease. This villa serves as a marketing and operational center of the Company. As of October 31, 2006, the LEK subsidiary, owns three sales offices located at: a) Suite 403 & 404, Guichen Haisan Road, Nahai City, Guangdong, China (approx. 1,400 sq. ft.); b) Suite #1, Guichen Haisan Road, Nahai City, Guangdong, China. (approx. 2,005 sq. ft.), and c) Room 102, Pujian Road, Shanghai, China office (approx. 1,650 sq. ft.). The LEK subsidiary also has three manufacturing facilities and one warehouse (approx. 100,700 sq. ft.) located at Suite #39, Long Pang Road, Liuzhou, GuangXi, China. In addition, the KMC subsidiary owns two offices located at: a)2nd floor, No.1 office building, Donghua office, No 19 Bailong Road, Kunming City of China (approx. 1,937 sq.ft. ); b) 26 Jincheng Road, Zhong'an Township, Fuyuan County, Yunnan, China (approx.2,260 sq. ft.).

Item 3. Legal Proceedings
None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

As of October 31, 2006, the Company is a privately held company. Its common shares and warrants are not publicly traded. There is no public market for the Company's common shares and warrants. The Company has retained a lawyer and a securities firm to start the process of getting its common shares publicly traded on a US stock market, OTC-BB, through approvals from the SEC and other regulatory agencies in the US.

Dividends

The Company has not declared or paid any cash dividends on its common shares. It intends to retain earnings, if any, to finance the development and expansion of the business. As a result, the Company does not anticipate paying dividends on our common shares in the foreseeable future. Payment of dividends, if any, will depend on our future earnings, capital requirements and financial position, plans for expansion, general economic conditions and other pertinent factors.

Sales of Securities

As of October 31, 2006, the Company relying on Reg. D exemption sells it securities with small amount (approx. 33,334 shares) in the 12 month, to its Advisors and Directors.

Three (new) to One (old) Split of the Company's securities in the past

In 2004, to ensure there are sufficient shares for its public float, L & L in the past had made a three (new) for one (old) split of its securities. Total units of warrants issued were also increased in 2004. The Company does not have any other securities split since 2004.

Status of Equity Securities

As of October 31, 2006, the Company has authorized preferred shares of 2.5 million. None of the preferred shares are issued and outstanding. In addition, the authorized common shares of the Company are 120 million with authorized warrants of 9.1 million. (See below for details).

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

Plan of Operation

The Company continues its growth through its two operating subsidiaries. The Company also plans to acquire additional strategic entities, or formulate a new joint venture (JV) to increase its business competitive advantages. In doing so, the Company is in discussions with investment institutions seeking capital funding. The Company is in discussions with a US air compressor company to market the US high-end products in China, and to improve LEK air compressor quality.

Any investment made in overseas, especially in China has higher degree of risks than that in the US. The Company trying to mitigate risks by trying to recruit senior managers and talents, when its financial resources become feasible to do so.

Results of Operations

1) As of October 31, 2006, the Company completed the KMC acquisition, thus its operational results are improved for the three months ended on October 30, 2006, as comparing to that of the prior quarter. 2) The Company's consolidated financial statements are prepared in accordance with the US generally accepted accounting principles (US GAAP). The US GAAP, while allowing a record of 100% of LEK and KMC revenue, requires subtraction of a portion of the profit belonging to the minority shareholders from the bottom line of the Company. As of October 31, 2006, the Company owning 60.4% equity of the LEK operation removed a 39.6% of net profit being minority interest, and owns 60% equity of the KMC operation thus removed 40% of net profit as minority interest. Consequently, the Company consolidated results of operations appears to have a much lower profit margin percentage.

Total Revenue:

The Company recorded revenue of $3,808,539 for the period ended October 31, 2006, comparing to $3,079,654 for the same period in 2005. The increase by $728,885 (or 24%) is due to the KMC operations, which contributed $1,637,758 of revenue and LEK's revenue contributed $2,145,812 for the second quarter ended on October 31, 2006.

Total operating expenses:

Personnel costs amounts to $300,404 incurred in the 2nd quarter ended October 31, 2006, represents a decrease of $ 90,692 (or 23%) as compared to $391,096 of the prior quarter ended on October 31, 2005. The current LEK personal cost of $260,259 reflected a continuing personnel reduction effort of the air compressor facilities.

Selling, General and Administrative Expenses (SG&A):

Current SG&A is $450,523 for the quarter ended October 31, 2006. When compared it to $515,497 for the same period in 2005, there is a decrease of $80,907 (or 15%). The difference is mainly due to the reduction of LEK SG&A expense ($289,148) and KMC SG&A expense ($89,537), reflecting management's cost control efforts.

Interest expenses:

Interest expenses increase of $50,164 in the current year, from $11,041 of the prior three months ended in October 31, 2005 to $61,205 of the current period ended October 31, 2006 reflect the bank loans of both LEK and KMC.

Minority Interest:

Net Income:

Net income increased by $37,433 (or 286%) during the current year, comparing $50,510of net income for the current period ended October 31, 2006 to $13,077 of net income for the prior period in 2005 due to the acquisition of KMC operations.

Change in Liquidity and Capital Resources:

The following factors affected the Company's liquidity status and capital resources:

From the operating activities: Net Cash provided by operating activities was $76,598 during the current quarter ended October 31, 2006. When compared it to net cash used of $145,770 in the same period of 2005, an increase of cash $222,368 (or +153%) was mainly due to effects of an increase cash from accounts receivable by $755,652 and decrease of accounts payable by $368,581, increase of prepayments and other assets by $400,291, inventory decreased by $75,022, increase of tax payable by $45,401 and decrease of accrued liabilities and other liabilities by $405,539. The Company's operating cash flow is highly dependent upon its ability to bill for the LEK and KMC sales and collect these LEK and KMC billings in a timely manner.

Investing activities: Net Cash provided by investing activities was $ 112,592 during the current period ended on October 31, 2006, while $41,390 generated in the same period in 2005. The increase of net cash provided of $71,202 (or 172%) was due to the disposal property and equipment at current period.

Financing activities: Net cash used by financing activities was $650,197 for the current period ended October 31, 2006, while $1,679,447 used for the same period in 2005. The significant decrease of net cash $1,029,250 (or -61%) was primarily due to the decrease of proceeds from stock and bank line of credit by 947,505.

The current assets of the Company were $17,145,166 and $11,740,697 for the current year period ended on October 31, 2006, and 2005 respectively. The increase in current assets of $5,404,469 (or 46%) was primarily due to the increase of account receivable of $494,883 (LEK by $207,364 and KMC by $287,519), increased of cash of $709,629 (LEK by $408,434 and KMC by $301,195). Increase of inventory by $779,240 (LEK decrease by $552,817 and KMC increased by $1,332,057), and increase of prepayment of $3,422,955 (LEK by $2,399,898 and KMC by $1,332,057).

The current liabilities were $9,940,823 and $8,984,573 for the current period ended on October 31, 2006, and 2005 respectively. The significant increase of the current liabilities by $956,250 (or 11%) was primarily due to the acquisition of KMC , which increases of bank liabilities of $1,252,947,Chinese tax payables liabilities of $554,531, advanced deposits received decreased of $611,021 for LEK and increase by $367,025 by KMC, account payables decreased by $1,033,249 by LEK and accruals of liabilities increased by $184,869.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

The Company's current ratio (current assets divided by current liabilities, a ratio used to determine the Company's ability to pay its short-term liabilities) is 1.72 as of October 31, 2006, compared to 1.31 in the same year ended on October 31, 2005. As a general rule, the higher the current ratio, the more likely the Company will be able to pay its short-term bills.

RISK FACTORS

In addition to the risk information contained in the following, the risk factors also include the reports we incorporated in Form 10k-SB by reference. Each reader and investor should carefully read and consider these risk factors which may affect the Company's future results and financial conditions.

1.	Risks Relating To The Company and Its Business

The Registrant's main business is operating in China. China is a developing country with sophisticated and long history of complicated cultural traditions, which are vastly different from that of the US. The decision making process of China and lack of free money flow in and out of China, which are different than that of the US, become the major risks to the Company. As China is still developing its legal system, laws in China are under constant revisions, by the executive branch, which not the same as that of the US. The business activities conducted in China are not covered by the US Constitution, nor by the American judicial system. Any legal system reversal, social unrest in China could adversely affect the Company business, its financial conditions and results of operations. There are critical risks each investor needs to consider them seriously before making an investment in the Company.

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

2.	Cultural, Political and Language Differences

There are material cultural, political and language differences between China and the United States, which make business negotiations and doing business more difficult in China than that of the United States. Further, continuing trade surpluses, led by the Chinese export to the US over the US export to China, has become a sensitive political issue in the United States, and various members of United States legislature have threatened trade sanctions against China, if China continues its trade surplus with the US. In addition, continuous strong economic growth in China with its possible military buildup may result in American economic sanctions against China that could adversely affect the financial position and results of operations of the Registrant.

3.	Uncertainty of exchange rate of Chinese Currency (RMB) to the US Dollars

The Chinese currency (RMB) tries to set at a fixed rate with the US dollars and other foreign currencies. The RMB is not freely exchanged in the global markets. However, the Chinese currency is considered by the US government to be under valued against the US dollars. The Chinese RMB thus may continue to appreciate against the US dollars. The RMB value has increased by 2.2% in the summer of 2005. When and if the Chinese Government allows a floating exchange rate, it is expected the RMB will appreciate more in its value. The United States has requested that China allow its currency exchange rate to float freely.

Implications of currency fluctuation may or may not be favorable to the Company and its investments in China.

4.	Reliance upon Key Management

The future success of L & L's investments in China is dependent on the Company's Chinese team, including Paul W. Lee, Company's Chairman , Dickson Lee, CEO, and Marco Au; the China Manager. Those executives speak the languages, understands culture differences, legal, and US business practices.

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

6.	Chinese Legal System/Enforcement of Agreements, Including Acquisition Agreements in China.

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

Moreover, the Registrant is aware that the PRC State Administration of Foreign Exchange ("SAFE") on October 21, 2005 issued a new circular ("Circular 75"), effective November 1, 2005, which supersedes Circular 11 and Circular 29 ceased to be implemented. SAFE also issued a news release about the issuance of its Circular 75 to make it clear that China's national policies encourage the efforts by Chinese private companies and high technology companies to obtain offshore financing. Circular 75 confirm that the uses of offshore special purpose vehicles ("SPV") as holding companies for PRC investments are permitted as long as proper foreign exchange registrations are made with SAFE.

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

The Company is in discussions with LEK to form a new Sino-American joint venture in China in the near future. When the new LEK joint venture is consummated by the Company, the apparent concern may be resolved.

7.	Risks Associated with the Company's Business Strategy Contemplating Growth may need more capital.

As the Company grows quickly, and intends to improve its operations by acquiring other businesses, it requires capital infusions. Under the strategies, the ability to grow through such acquisitions and joint ventures will depend on its availability of additional fund, suitable acquisition candidates at an acceptable cost, our ability to compete effectively to attract and reach agreement with acquisition candidates or joint venture partners on commercially reasonable terms, the availability of financing to complete larger acquisitions or joint ventures. In addition, the benefits of an acquisition or joint venture transaction may take considerable time to develop and we cannot assure investors that any particular acquisition or joint venture will produce the intended benefits. Moreover, the identification and completion of these transactions may require us expend significant management and other resources.

8.	The Company Acquisition Strategy May Result In Dilution To Its Stockholders

The Company business strategy calls for strategic acquisition of other businesses. In connection with the acquisition of LEK and KMC, the Company issued 1,708,283 common shares and 485,592 common shares respectively, as consideration for these two purchases. It is anticipated that future acquisitions will require cash and issuances of our capital shares, including our common stocks. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing. Equity financing would result in dilution for the stockholders. Stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our stockholders at the time(s) of these stock issuances and financings. Availability of significant amounts of our common shares for sale could adversely affect its market price.

As of October 31, 2006, there were approximately 19,162,458 shares of our common shares outstanding. Please refer to the Statement of Shareholders Equity for details.

9.	Recently enacted changes in securities laws and regulations are likely to increase our costs

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which became law in July 2002, requires changes in our corporate governance, public disclosure and compliance practices. Sarbanes-Oxley also requires the Securities and Exchange Commission (the "SEC"), to promulgate new rules on a variety of corporate governance and disclosure subjects. We expect these developments will increase our legal and financial compliance costs.

We also expect these developments will make it more difficult and more expensive for the Company to attract and retain additional members of the board of directors, particularly to serve on the Company audit committee, and additional executive officers. In the worst event, there is a probability that the Company may not be able to continue to pay auditor fees, to keep its status as a public company in the US.

FORWARD LOOKING STATEMENTS:

The company makes written and oral statements from time to time regarding to the business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions, identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers, or other representations made by the company to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of the Company. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the private Securities Litigation Reform Act of 1995.

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

Item 7. Consolidated Financial Statements

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
	October 31,		April 30,
	2006		2006

	Unaudited		Audited
ASSETS
CURRENT ASSETS:
Cash	$915,727		1,242,797
		$
Accounts receivable, net	6,151,618		5,751,420
Notes Receivable	115,156		2,497
Prepayment and other assets	5,520,757		3,759,461
Inventories	4,441,908		3,222,037

Total current assets	17,145,166		13,978,212
LONG TERM ASSETS:
PROPERTY AND EQUIPMENT, net	2,602,497		2,803,613
GOODWILL	1,591,704		1,591,704
LOAN TO A CORP SHAREHOLDER	5,447,025		5,156,613
INVESTMENTS	462,922		462,922

Total long term assets	10,104,148		10,014,852

TOTAL ASSETS	$27,249,314		23,993,064
		$

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,782,977		$2,948,767

Accrued and other liabilities		1,780,541	1,231,722
Taxes payable		3,040,182	2,951,239
Customer deposits		532,941	144,815
Bank loan and bank line of credit - current		1,804,182	2,528,090

Total current liabilities	$9,940,823		$9,804,633

TOTAL LIABILITIES	$9,940,823		$9,804,633

MINORITY INTEREST	$	6,374,198	5,055,740

STOCKHOLDER'S EQUITY:
Preferred stock, no par value, 2,500,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value, 120,000,000 sharesauthorized
and 19,162,458 issued and Outstanding		19,162	18,656

Paid-in Capital		9,804,645	8,165,352
Due to/(from) controlling shareholder		56,031	12,309
Deferred stock compensation		(168,667)	(158,667)
Foreign currency translation		133,520	135,860
Retained Earnings		1,089,602	959,181

Total stockholders' equity	10,934,293		9,132,691

TOTAL LIABILITIES AND STOCKHOLDERS'	$27,249,314		23,993,064
EQUITY		$

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME(UNAUDITED)
The 2 nd quarter ended October 31, 2006 and 2005
	Three MonthsEnded		Six MonthsEnded
	Oct. 31	Oct. 31	Oct. 31	Oct. 31
	2006	2005	2006	2005

REVENUES
Sales	$3,808,539	$3,079,654	$6,277,161	$6,373,178

TOTAL REVENUES	3,808,539	3,079,654	6,277,161	6,373,178

Cost of Goods Sold	$2,986,027	$2,191,120	$4,571,336	$4,593,332

GROSS PROFIT	822,512	888,534	1,705,825	1,779,846

OPERATING COSTS AND EXPENSES:
Personnel costs	300,404	391,096	614,249	745,158
Selling / General and administrative expenses	450,523	515,497	833,534	1,052,206

Total operating expenses	750,927	906,593	1,447,783	1,797,364
OTHER EXPENSES/(INCOME):
Interest expense/(income)	61,205	11,041	109,208	(43,936)
Other (income)	(167,638)	(164,567)	(249,241)	(438,511)

Total other (income)	(106,433)	(153,526)	(140,033)	(482,447)
INCOME/(LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST	$178,018	$135,467	$398,075	$464,929
LESS PROVISION FOR INCOME TAXES

INCOME BEFORE MINORITY INTEREST	178,018	135,467	398,075	464,929
LESS: MINORITY INTEREST	127,508	122,390	267,656	332,525

NET INCOME	$50,510	$13,077	$130,419	$132,404
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(2,066)	(390)	132,520	94,322
Total other comprehensive loss	(2,066)	(390)	132,520	94,322

COMPREHENSIVE INCOME	$48,444	$12,687	$263,939	$226,726

NET INCOME PER COMMON SHARE basic	0.003	0.001	0.007	0.007

NET INCOME PER COMMON SHARE diluted	0.003	0.001	0.014	0.007

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING basic	18,497,454	18,497,418	18,742,460	18,407,616

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING diluted, under treasury stock
method	19,035,821	19,035,785	19,280,821	18,945,983

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
Six months ended Oct 31,2006 and 2005	Year	Year
	2,006	2005

	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130,420	$132,404
Add: Minority interest income	267,656	332,526
Adjustments to reconcile net income to net cash
provided by / (used in )operating activities:
Depreciation and amortization	110,030	121,079
Amortization for deferred compensation	20,000	9,000
Warrant compensation expenses
Provision for doubtful accounts		(489)
Changes in assets and liabilities (net of business
acquisition):
Accounts receivable	(271,877)	(1,027,529)
Inventory	90,272	165,294
Prepaid and other assets	(732,611)	(332,320)
Accounts payable	(128,841)	(497,422)
Accrued liabilities and other liabilities	546,148	951,687
Taxes payable	45,401

Net cash (used in)/provided by operating activities	$76,598	$(145,770)

CASH FLOWS FROM INVESTING ACTIVITIES:
Refund from PVC project
Disposal property and equipment	112,592	10,651
Purchases of investment
Notes receivable		36,369
Purchases of property and equipment		(5,630)

Net cash used/(provided) in investing activities	$112,592	$41,390

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales and subscriptions(net)	29,989	9,600
Net advances (to) from controlling shareholder	43,723	(17,634)
Net borrowings/ repayments on bank line of credit	(723,908)	(1,671,413)

Net cash provided by financing activities	(650,196)	(1,679,447)

FOREIGN CURRENCY TRANSLATION	(2,340)	23,522

INCREASE IN CASH	(463,347)	(1,760,305)

CASH, BEGINNING OF YEAR	$1,379,073	$1,978,671

CASH, END OF PERIOD	$915,727	$218,366

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS(UNAUDITED)
2 nd quarter ended Oct 31, 2006 and 2005

		2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$		32,738
Income taxes	$		0

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Exchange of the company's common shares of
1,442,424 at a mutually agreed value of $3.00 per share	$
for exchange of LEK's 51% equity. In Dec. 2004
Exchange of the company's common shares of 265,859
at a mutually agreed value of $3.00 per share for
exchange of LEK's 9.4% equity in June 2005			797,577
Exchange of the company's common shares of 485,592
at a mutually agreed value of $3.25 per share for
exchange of KMC's 60% equity in Oct 2006		1,578,173
Exchange of equipment for note receivable			168,743

L&L FinancialHoldings, Inc.
CONSOLIDATEDSTATEMENTSOFSTOCKHOLDERS'EQUITY(UNAUDITED)
For the 2 nd quarter endedOct 31, 2006

				Due
			Additional	(from)/to			Foreign
Common Stock			Paid-in	Controlling	Deferred	Retained	Currency

	Shares	Amount	Capital	Shareholder	Compensation	Earnings	Translation	Total

Balance
April 30 2006	18,655,751	$18,656	$8,165,352	$12,309	($158,667)	$959,181	$135,860	$9,132,691

Issuance of common								-
stock for cash	10,615		29,989
		11						30,000
								-
Issuance of common								-
stock for acquisition	485,592	485	1,577,688					1,578,173
								-
Issuance of common								-
stock for service					(30,000)
	10,500	10	31,616					1,626
								-
Advance (from)/ to				43,722
shareholder								43,722
								-
Deferred
Compensation								-
for service								-
								-
Amortization of deferred					20,000
compensation								20,000
								-
Foreign currency								-
translation								-
							(2,340)
adjustment								(2,340)
								-
Net Profit						130,421		130,421

October 31,2006	19,162,458	$19,162	$9,804,645	$56,031	($168,667)	$1,089,602	$133,520	$10,934,293

L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE Six MONTHS ENDED OCTOBER 31, 2006 Unaudited

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L Financial Holdings, Inc. (the "Company office") is located in Seattle, Washington. The Company's China operations are supervised by its ShenZhen office, located at ShenZhen City of south China. The Company's majority revenues are generated from its subsidiaries, LEK and KMC, which the Company owns 60.4% and 60% of the equity respectively, as of July 31, 2006. LEK is a manufacturer of industrial air compressors located in GuangXi of China, while KMC is a energy related coal consolidator in Yunnan of China..

The Company started its operation in 1995. The Company focuses on acquisitions of established manufacturing companies with growth potential in China. The Company intends to continue acquire at least 51% equity control over its investments in private Chinese businesses when fund are available. Management believes that the Company can utilize management practices and technologies common in the United States, to restructure and better manage these businesses, improving efficiency and profitability. The Company intends to use its networks and personnel in China and the United States to market its goods and services.

It is Management's opinion that all adjustments necessary for a fair statement of the results for this interim period have been made. All adjustments are of a normal recurring nature.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, and its 60.4% ownership of the LEK subsidiary and 60% ownership of KMC subsidiary. All significant inter-company accounts and transactions are eliminated.

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

Costs of Good Sold It consists of direct material cost, direct labor costs and related overhead costs associated with such product manufacturing.

Accounts receivable - Majority of the Company's accounts receivable is due from its customers in China. The Company writes off accounts receivable when they become uncollectible. When payments subsequently received on such receivables, they are credited to the allowance for doubtful accounts.

Inventories - Inventories comprise finished goods and work in progress and are stated at the lower of cost and net realizable value. Cost, calculated on the first-in, first-out basis, comprises materials, direct labor and an appropriate proportion of all production overhead expenditure. Net realizable value is determined on the basis of anticipated sales proceeds less estimated selling expenses.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 10 years.

Income taxes - The Company makes provisions for income taxes based on the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements. Its income from overseas controlled subsidiaries is not subject to the United States federal income taxes, as income not repatriated to the US is subject to the IRS code.

Financial Instruments - Financial instruments consist primarily of cash, accounts receivables, related party receivables, investments in equity securities and obligations under a bank credit facility. The carrying amounts of cash, accounts receivable and the credit facility are the fair value of those instruments. The carrying value of the related party receivables is estimated on the basis of arms' length transactions.

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

Stock-Based Compensation: The Company issued warrants to compensate directors and executives in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and provides the pro forma net earnings and pro forma earnings per share disclosures for employee stock warrants granted, as if the fair-value-based method defined in Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied. In accordance with APB No. 25, compensation expense is recorded on the date a warrant is granted only if the current market price of the underlying stock exceeds the exercise price. The Company has issued two types of warrants (Class D, and Class E). As of July 31, 2006, no options have been granted.

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

a) Pro Forma Net Income and Earning Per Share:

Under SFAS 123, the Company's net earnings, and earning per share are adjusted to the pro forma amounts for the six months ended October 31, 2006, and 2005, as follows:

(Per $ thousand)	Six monthsperiod ended
	10/31/2006	10/31/2005
Net income - as reported	$130	$132
Stock-Based employee compensation	(1.6)	(0)
Expense included in reported net income, net of tax	(0)	(0)
Total stock-based employee compensation expense
determined, under fair- value-based method for
all rewards, net of tax	(1.6)	(0)
Pro forma net profit	$128.4	$132

The fair value of the options granted in the period ended October 31, 2006 was determined based on the minimum value method. That calculation assumed no dividends, 5 year lives and risk free interest rate of 3.25% .

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the period ended October 31, 2006 and 2005.

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

NOTE 3. BUSINESS COMBINATION

The Company owns two majority of the voting ownership interest of LEK (LiuZhou City No. 2 Air Compressor Co Ltd, or Liuzhou Liuerkong Machinery Company Ltd.) and KMC (Kunming Mine Company) as of October 31, 2006. The acquisition of LEK is recorded under a purchase method of accounting. In accordance with SFAS No. 141, the Company consolidates LEK financial position at October 31, 2006 and operational results from April 30, 2006 through October 31, 2006 for the first quarter ended on October 31, 2006.

A) The following information relates to the detailed LEK operations acquisition:

LEK, was acquired in 2004, detail acquisition was filed with SEC EDGAR in 2005. Please to refer to EDGAR for details.

B) The following information relates to the detailed KMC operations acquisition:

Majority of KMC was acquired by the Registrant in 2006, includes two (2) 100% owned growing subsidiaries, Kunming Biaoyu Industrial Boiler Co., Ltd ("Biaoyu") represents over 95% of the operation. There is another small company, Fuyuan County Baoxing Economic & Trade Co., Ltd. ("Baoxing"). Baoxing's sales and operation is less than 10% of the KMC operations.

Biaoyu is a 10-year-old private company, incorporated in Kunming City, China in 1996. Baoxing is a 4 year-old private company in Fuyuan County, Yunnan Province founded in 2002. The two companies are all owned by Mr. Tony Li Hongyu, is the Chairman, CEO, and the largest controlling shareholder of KMC. Tony and three other minority shareholders own the entire (100%) of both companies. The entire coal related business of Baoxing which represents less than 10% of the KMC sale, is sold to Kunming Biaoyu Industrial Boiler Co., Ltd at cost.

KMC has approximately sixty (60) employees at the date of acquisition, 10/30/2006. Two Year Historical Statements of Operations of KMC, for the year ended 08/31/2005 and 08/31/2006, below.)

The KMC last year annual sales, prepared in accordance with the general accepted accounting principles (GAAP) of the United States, is approximately $8,831,854 for the twelve-month ended on August 31, 2006, which is the valuation date of acquisition by L&L. The most recent monthly sales in September and October of 2006 have also shown approx. 30% increases; as compared to the monthly sales of August 2006. The sales of October is $1,637,758. KMC net profit after tax was approximately $120,818 for the month of October, 2006 as compared with $593,972 for the prior month. See the financial statements.

Its assets, liabilities and net equity were approximately $ 3,028,174, $397,886 and $ 2,630,288 respectively, as of the beginning of October, 2006. At present, all the sales of KMC are made in the China markets.

After acquisition of KMC's 60% controlling shares, the Registrant plans to bring in the American accounting, and management know-how to streamline KMC existing operations, to bring financial transparency, and to inject working capital to further expand KMC sales in China. With proper funding, it is estimated that the KMC sales can increase to US$ 25 millions per year in the near future. The Registrant uses KMC as an entry-point into China's energy industry. L&L is to use its successful business model to introduce US energy related machinery and technology to further expand its sales and presence in the China energy markets. It is expected in the next 10 years, China is to invest estimated US$ 150 Billion on its energy related infrastructure, and machinery, to keep up with its economic growth.

Financial Information
Completion of Acquisition or Disposition of Assets.

The acquisition has significant implications to the Registrant as the KMC acquisition materially increases L&L's assets, liabilities and net equity by approximately $3,028,174, $397,886, and $2,630,288 as of August 31, 2006 respectively.

L&L plans to provide additional resources, including management skill, and US partner to increase the KMC continuing sales momentum in China. In addition, L&L is to identify and introduce US coal excavating machinery companies, to improve the quality of China's drilling equipment in China.

Please see the Pro-Forma financial statements below.
Financial Statements

The financial statements of the past two years prior to the acquisition, is as below. Audited financial statements when available, is to be filed as a Form 8-K amendment within 75 days of the purchase agreement date.

Financial Statements of the Business Acquired:

KMC
(KUNMINGBIAOYU INDUSTRIAL BOILER CO.,LTD)
BALANCESHEETS
(un-audited)
	As of 8/31/2005	As of 8/31/2006

ASSETS
CURRENTASSETS:
Cash	$171,896	$136,446

Accounts receivables, net	36,535	241,281
Other receivable
Prepayment and other assets	657,375	1,320,746
Note receivable
Inventory, net	906,739	1,311,782

Total currentassets	1,772,545	3,010,255

Fixed asset, net	21,920	17,919
nvestments I
TOTAL ASSETS	1,794,465	3,028,174

LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Bank loan-short term
Accounts payable	289,567	80,584
Trade deposit received	104,690	271,032
Tax payable	(11,844)	43,596
Other payable	99,714	2,674
Total current liabilities	482,127	397,886

Total long term liabilities	0	0
TOTAL LIABILITIES	482,127	397,886

STOCKHOLDER'S EQUITY:
Paid-in Capital	467,750	1,655,250
Retained Earning	844,588	975,038
Total stockholders' equity	1,312,338	2,630,288

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,794,465	$3,028,174

KMC
STATEMENTSOF OPERATIONS
(un-audited)
The Twelve Months Ended
	8/31/2005	8/31/2006

REVENUE	$6,182,298	$8,831,854
COST OF GOODS SOLD	$5,552,757	$7,859,264
GROSS PROFIT	$629,541	$972,590

OPERATINGCOSTS AND EXPENSES:
	General and administrative expenses	210,279	315,436
	Finance expense	37,924	63,207
	Other	0	(237)

	Total operating expenses	248,203	378,406
Tax		0	(212)

Net	Profit	$381,338	$593,972

Notes:
1.The financial statements are prepared based on the generally accepted accounting principles of the United State, for the years ended August 31, 2005 and August 31, 2006 were not audited.
2.The figures of the statements include that of another small company, Baoxing which is owned by the same owner of Biaoyu, Mr. Tony Li Hong-Yu. The Paid-in capital of Baoxing is US$ 405, 250. The total assets, liabilities and net equity as of August 31, 2006 are US$ 616,427, US$ 137,699 and US$ 478,728 respectively.
3. All products of Baoxing are to be sold to KMC only. Thus, the total sales and cost of sales of KMC are adjusted to reflect related sales and cost of sales of Baoxing.

NOTE 4. CASH
The cash balancesas of October 31, 2006 andApril 30, 2006 consist of:
Item	10/31/2006	4/30/2006

Cash on hand	$148,722	$66,196
Cash in banks	$767,005	$1,176,601

Total	$915,727	$1,242,797

NOTE 5. ACCOUNTRECEIVABLES

The account receivablebalances, relatingto the tradeaccounts as ofOctober 31, 2006and April 30,2006 consist of:

		10/31/2006			4/30/2006

			Account			Account
Item		Bad debt			Bad debt
	Amount		receivable,	Amount		receivable,
		provision			provision
			net			net

Within credit	1
term	$785,754	$ -	$785,754	$4,105,772	$ -	$4,105,772
Exceeding due
day 1 to 30 days	$680,929	(13,484)	$667,445	283,956	(13,484)	270,472
Exceeding due
day 31 to 180
days	$1,570,587	(448,923)	$1,121,664	1,822,921	(448,923)	1,373,998
Exceeding due	2
day 181 days	$4,513,115	(936,360)	$3,576,755	937,538	(936,360)	11,78

Total	$7,550,385	$(1,398,767)	$6,151,618	$7,150,187	$(1,398,767)	$5,751,420

(1) Based on Chinesebusiness custom,the Companygrants approx30-60 days creditterm for theircustomers.

(2) The receivable would normally be collected within the 180 days.

NOTE 6. NOTES RECEIVABLE

The notes receivables incurred for the LEK trade activities, in relation to the LEK air compressor selling business. These note receivables are to be collected from its Clients.

The notes receivable balances as of Oct 31, 2006 and April 30, 2006 consist of:

Item	10/31/2006	4/30/2006

Amount	$115,156	$94,497
Bad debt provision		(92,000)

Notes receivable, net	$115,156	$2,497

The notes receivable of$115,156 was due from LEK and KMCsubsidiary. The note receivable incurred in current period is due onend of year 2006 and February 2007.

NOTE 7. INVENTORIES

Inventories located at LEKsubsidiaryconsist of the followingdetailsas of October 31, 2006 and April 30, 2006:

Item		10/31/2006	4/30/2006

Raw Materials (net)		$2,091,665	$2,234,500
Work in process		625,510	909,125
Coal and other materials		1,332,057
Finished Goods	(1)	540,978	229,822

Subtotal		4,590,210	3,373,447
Less: Obsolescence		(148,302)	(151,410)
Provision

Total Inventories		$4,441,908	$3,222,037

(1): the balance of inventories at the period ended October 31 2006 and year ended April 30, 2006 are $4,441,908 and $3,222,037 respectively. The net increase was $1,219,871. The finished goods increased 135% than that of year ended April 30 2006 and the provision or obsolescence reduced 2% than last year end April 30, 2006.

NOTE 8. PREPAYMENTAND OTHERASSETS
Prepayment and other assetsconsistof the following detailsas of October 31, 2006 and April 30, 2006:
Item		10/31/2006	4/30/2006

Prepayments	(1)	$3,179,090	$1,792,720
Deposits	(1)	3,806	13,569
Other Receivables	(2)	896,254	1,429,507
Advances to employees	(3)	1,445,608	523,665

Total		$5,520,757	$3,759,461

(1): It is the business practice in China that Company maintains deposits or prepayments with its vendors and consultants, to ensure timely delivery of goods or services.

(2): Other receivables include account receivable from selling old fixed assets, and other non-air compressors. During the current year, LEK disposed old equipment, metal scraps, and un-usable assts to the general public to streamline its manufacturing facilities. The sales proceeds are reflected on the cash flow statement.

(3): LEK has 20 sales and service centers, located through out China and away from Liu Zhou factory. Each sale staff of these locations receives some cash advances, in order to conduct LEK business. The advances are recorded under employees' personal names, as advances to employees. The advances are on a replenish basis. In addition, it is the business practice that when employees having business trips, or due to unexpected difficulties, they may obtain an approval to borrow cash advance from the employer, on a temporarily basis. The advances can be collected, either upon demand, upon employees' claim their expenses, or deducted from their salaries. As the Company with LEK factory has 400 workers and staff as of 4/30/2006, the balance is considered reasonable. There were nearly 200 people in LEK who have the advances as of October 31, 2006. The amount of advances to employees varies ranging from few hundreds to three thousands dollars to each of these employees.

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of October 31, 2006 and April 30, 2006:

Item		10/31/2006	4/30/2006

Building		$893,622	$893,622
RuiLi Project (property, at cost),	(1)	400,687	400,687
Machinery		1,574688	1,625,941
Furniture, fixtures & Office equipment		127,154	154,024
Vehicles		107,158	135,332
Leasehold improvements		27,524	1,053

Sub-total		3,131,272	3,210,659

Less: accumulated depreciation		(528,775)	(407,046)

Property and equipment, net		$2,602,497	$2,803,613

(1): On April 20, 2005 an agreement was reached that a debtor, Ms. Yong Peng, is to turn over the land usage rights of two parcels and a resort property valued at approx. $400,000 to the Company, to offset two outstanding loans of $367,948 due to the Company. As the formal contract was not signed until July 17 of 2005, the Company reclassified Account Receivables to the Property and Equipment account, under Ruili Property at April 30, 2005. The properties located at RuiLi city, China, may facilitate the Company expansion in China. The property rights include: a) a 30 year usage right on 80.5 Mu of land, (1 Mu equals 666.67 square meters) with remaining right of 25 yeas, expiring on 4/26/2030, b) a 20 year land usage right on 28 Mu of an adjacent land with a reservoir, with a remaining right of 19 years, expiring on 12/14/2024, and c) an ecological resort properties with pepper trees, plants, and bungalows. The property was developed as a resort.

NOTE 10. INVESTMENTS

The Company made an investment - Tech-H Information Co. Ltd. ("Tech-H") in 2001, Tech-H located in Cheng-Du city. The company recorded investments at costs. As of April 30, 2006, the Company also owns 19.5% investment interests in Tech-H, recorded under an investment and accounted for at historical cost, consistent with that of the prior year. The audited financial statements of Tech-H indicate the software company is growing and profitable. Therefore, management determined there is no impairment for the software company's investment.

In addition, the LEK subsidiary has an investment in another (third party) air compressor entity (of 5% equity) as of October 31, 2006. This small investment is recorded as an investment account on the balance sheet at October 31, 2006. The investment is recorded at cost and no impairment is suggested.

The summary of two yearsInvestmentsAccountsof L&L, as ofOctober 31, 2006and April30, 2006is as
follows:

	Year	Historical	As of	Increase	Dive	As of
Item							Equity
	Purchased	Costs	4/30/2006	(exchange)	sture	10/31/2006Ownership

L&L invested in:

Tech-H	2001	$400,500	$400,500		$0	$400,500	19.5%

LEK subsidiary

invested in :

An Air Compressor		62,422	62,422			62,422
Co.	2004						5.0%

			$462,922			$462,922

The investment of L&L to the Tech-H company located at Chengdu, Sichuan Province, only has 19.5% equity share of the Tech-H company. Under the accounting standards, L&L does not calculate the income and loss of Tech H on its consolidated financial statements. There are no dividends or distributions made by these two entities as of 10/31/2006.

NOTE 11. ACCRUALS AND OTHER LIABILITIES

Accruals and other liabilities consisted of the followingasof October 31, 2006and April 30, 2006:

Item	10/31/2006	4/30/2006

Accrual expenses :	$358,694	$169,058

a) Selling commissions
b) Office expenses	137,115	53,058
c) Staff salaries and benefits	138,229	41,524
d) other operation expenses including audit fees	83,350	74,476

Other liabilities (1)	1,421,847	1,062,663

Total	$1,780,541	$1,231,722

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

NOTE 12. LOANS DUE FROM A LEK CORPORATE SHAREHOLDER AND ITS AFFILIATES

These loans consisted of the following as ofOctober 31, 2006:the LEK shareholderborrow money from the company during 2006
Item		Note	7/31/2006	4/30/2006

Liuzhou No. 2 air compressor Co, Ltd.	(1)	(3)	4,123,888	3,838,469
FLUID-MEC International Holdings Co.,	(2)	(3)	1,323,137	1,318,144
Ltd

Total			$5,447,025	$5,156,613

(1): When the Registrant acquired LEK, its assets included a loan of approximately $3,085,440 due from a corporation which owns a minority share of LEK. The loan amount is fully secured by assets of a land usage right ($5,413,402, which was determined by an evaluation report issued by an independent China evaluation firm, and a commercial properties ($2,780,387) of this corporate entity. The loan allows the Company to take the rental income of the commercial properties (approx. $284,000 per annum) as its interest payment (equivalent to approx 9.3% per annum). The term loan becomes due in the year of 2007. Management believes the loan is fully collectable in 2007. The amount was not due as of October 31, 2006.

(2): When the Registrant acquired LEK during the current year, an asset of LEK includes a loan of approx. $1,266,142 due from a corporation which owns a minority share of LEK's affiliate. The loan is charged with 2% interest guaranteed by its shareholders and is due in December, 2007. According to the loan contract, the principal and interest will be due, and collected in December 2007.

(3): The notes are subject to paying interests only, until the full principal balances become due at maturity. As of 10/31/2006, no interest is needed to be paid according to the note agreement.

NOTE 13. BANK LOAN AND BANK LINE OF CREDIT

Bank loan and bank line of credits are summarized as follows:

Items		10/31/2006	4/30/2006

Bank loans
L&L		150,000	0
LEK subsidiary	(1)	$1,654,182	$2,528,090

Total		$1,804,182	$2,528,090

(1): Bank loan collateralized by the properties of the subsidiary approximately US$1,654,182 as of October 31, 2006. Interest is charged at 5.31% to 8.37% per annum. The loan interest is payable monthly. The Company's loan balance excludes interest under this facility. The total interest the company has paid as of October 31, 2006 was $90,425. The principal of the bank loan is due in end of year 2006 and April 2007.

The registrant received a credit line of $150,000 from United Commercial Bank at Seattle for its working capital on June 20, 2006. The term of this credit line is on a 5-year renewable basis with an adjustable interest rate of approx. 9% per annum currently. The credit line is guaranteed by CEO's personal house located at Kent, Washington. This credit line also requires CEO's personal guarantee.

NOTE 14. SEGMENT INFORMATION

The Company operations consist of two distinct segments: a) the LEK air compressors operations, and b) L&L consulting operation.

1) Sales Segment:

For the current period ended October 31, 2006, the LEK air compressors income represented 74% of the total consolidated sales. KMC energy income represented 26% of the total consolidated sales. Comparing with the prior year's figures.

The sales segments are summarized as follows:

	Six months ended		Year ended on
Sale Segments		%		%
	10/31/2006		4/30/2006

Air compressors	4,639,403	74%	13,026,143	100%
Energy-KMC	1,637,758	26%	0

Total Sales	6,277,161	100%	13,096,143	100%

The Company plans to continue focusing on the air compressor sales and manufacturing activities in China. It plans to formulate the JV with Sullivan Palatek to market US air compressors in China to increase the product portfolio, so the air compressor segment will continue to be the dominant segment in the future.

2) Geographic Segment:

Despite the fact that during the current period ended on October 31, 2006, the Company's operations are in two geographic locations: 1) in China, and 2) in the US. All income of the Company is generated in China. During the six months ended October 31, 2006, LEK contributes sales of $4,639,403 to the Company and KMC contributes sales of $1,637,758. Both LEK and KMC are located in China.

During the current period, there is no concentration of LEK sales with any of its customers, suppliers, and accounts receivable.

3) Segment byAssets:
The Company'sassets consistof the following:
(In $ PerThousand)

		10/31/2006					4/30/2006

Assets		LEK	KMC
	L&L	Air		Consolidated	%	L&L	LEK	Total	%
		compressor	Energy

Cash	21	594	301	916	5	31	1,212	1,243	5

Receivables	267	5,728	296	6,267	33	242	5,512	5,754	24

prepayment	921	3594	1256	5,521	8	907	3,103	3,759	16

Inventories		3,110	1,332	4,441	14		3,222	3,222	13

PP&E	425	2,154	23	2,602	11	470	2,333	2,803	12

Goodwill				1,592	6			1,592	7

Loan from		5,447		5,447	21		5,157	5,157	21
shareholder

Investment	9,518	62		463	2	7,528	62	463	2

Total	11,152	20,689	3,208	27,249	100	9,178	20,601	23,993	100
Assets

Asset %	12%	76%	12%	100%		14%	86%	100%

NOTE 15. INCOMETAXES

The Company's main operations are located in China. The Company is subject to income taxes primarily in three taxing jurisdictions, including China, Hong Kong (under China sovereignty) and the United States. The income of the Company is mainly generated via its controlled LEK subsidiary, a controlled foreign entity located in China. As no cash or fund is repatriated from LEK to the US, the Company is not subject to the US federal taxation for both the current period and the prior year ended on October 31, 2006, and 2005, under subpart F, Income from controlled foreign company, of the US Internal Revenue Code.

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company due to the LEK acquisition, acquired a net operating loss carry forward of approx. $7,708,480 incurred in the past via LEK operations in China. In the period ended on October 31, 2006 and on April 30, 2006, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

As a result of the LEK operations, its local taxes payable in China at October 31, 2006 was $3,040,182 and at April 30, 2006 was $2,951,239. These payables related to local sales tax, local properties taxes, and miscellaneous tax liabilities of LEK payable to Chinese local governments, and can be postponed temporarily. L&L, a US company, is in contacts with local municipal government, and is in a process to formulate a formal Sino-American joint-venture to bring in US management skills, US technology and capital to China, which benefit local communities. As according to the China law, a new joint venture may enjoy special Chinese tax rebates and treatments from the governments, thus there is a high probability that the LEK local tax liabilities in China can be mitigated

The income taxes incurred for the 2nd quarter ended October 30, 2006 was $ 15,933, and for April 30, 2006 was $98,253 respectively.

NOTE 16. RELATED PARTY TRANSACTIONS
None.

NOTE 17. STOCKHOLDERS' EQUITY

The following events incurred in three months ended July 31, 2006:

Historically, .the Company offered its common shares with warrants in private placements under the Reg. D to the US accredited investors, to gain capital for acquisition activities in China in 2003 and 2004. The initial PPM offered at $2.50 per share with a warrant convertible at the same price. The share price increased to $3.25 on October 30, 2006.

On July 14, 2004, the Company began to issue warrants at $1.25 per unit to raise capital through a private placement. Each unit of the warrant gives the holder the right to purchase the Company's common stock at $2.00 per share. The Company has authorized the issuance of 800,000 warrants for this offering. For the period ended October 31, 2006, the Company has issued 285,000 units of warrants for $356,250 in the past.

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

The table below listed the Company's warrants as of October 31, 2006.

WARRANTS
SUMMARY
			Beginnin					Warrant		Ending
			g					s		balance
			balance	Activityduring theyear				Expired

							Exer	4/30	/	7/31	/
Type of Warrants	Date	Authorized	5/1/2004	Issuance	Split	Conversion	cised	2006		2006

		(Units)	(Units)	(Units)	(Units)	(Units)	(Units)			(Units)
Warrants (class A)
Re: Warrants on	2-									1,400,20
PPM exercise price		2,000,000	630,334	-	1,260,668	(490,800)	-	-
@US$2.50	2003									2

Warrants (class B)
Re: Warrants on	2-
PPM exercise price		1,000,000	4,167	144,753	241,842	(42,003)	-	-		348,759
@US$3.00	2004

Warrants (class C)
Re: Premium of
US$1.25 with
exercise price	7-	1,000,000	-	285,000	570,000	(30,000)	-	-		825,000
@US$2.00	2004

Warrants (class D)
Re: Executive	5-
exercise price		1,100,000	-	40,000	80,000	-	-	-		120,000
@US$2.25	2004

	5-
Warrants (class E)	2004	4,000,000	-	850,000	153,749	(47,500)	-	-		956,249
Re: Director
exercise price
@US$3.00

Total		9,100,000	634,501	1,319,753	2,306,259	(610,303)	0	0		3,650,210

See Note 20, Employee Stock Option Plan, for warrants (class D and Class E) issued to executive and director compensations.

NOTE 18. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding during the year. Under the treasury stock method of SFAS #128, the Company computed the diluted earning per share, as if all issued warrants were converted to common shares, and cash proceeds were used to buy back common shares. The following presents both basic and diluted earnings per share, for the two period ended on October 31, 2006 and 2005.

	Three Months	Three Months	Six Months	Six Months
Item	Ended October	Ended October	Ended October	Ended October
	31, 2006	31, 2005	31, 2006	31, 2005

Net Income	$50,510	$13,078	$130,420	$132,404
Number of Shares	18,497,454	18,497,418	18,742,460	18,407,616
Per Share - Basic	$0.003	$0.001	$0.007	$0.01

Effect of dilutive	$48,444	$538,367	$263,940	$538,367
shares
Number of dilutive	19,035,821	19,035,785	19,280,827	18,945,983
shares
Per Share - Diluted	$0.003	$0.001	$0.014	$0.007

NOTE 19. CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks located in China. Cash balances in these foreign locations are not insured as they do in the U.S. As of October 31, 2006, and April 30, 2006, the Company had uninsured bank cash balances of $915,727 and $1,242,979, respectively.

Financial instruments that also potentially subject the Company to concentrations of credit risks are primarily trade accounts receivable and common stock of its investors. The trade accounts receivable are due primarily from clients in China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 2, the Company does not believe that the carrying value of its investments is impaired at October 31, 2006.

NOTE 20. EMPLOYEE STOCK OPTION PLAN

The Company issued two types of warrants, one for executives (warrant class D), and the other for directors (warrant class E). Only directors and senior executives are entitled to receive warrants, as compensations for their services. See Note 18, Stockholders' Equity for reference.

During the current year, no warrants are converted to common shares. As of October 31, 2006, total warrants authorized under Class D and Class E are 1,100,000 units and 4,000,000 units, respectively. During the period ended October 31, 2006, total units of warrants (class D) issued and warrants (class E) issued are 40,000 units and 850,000 units respectively.

Information relating to warrants outstanding and exercisable at October 31, 2006 summarized by exercise price is as follows:

Weighted
	Numberof			Weighted	Number	Weighted
Range of			Average
	Outstandingat			Average	Exercisable at	Average
Exercise			Remaining
	October31,2006			Exercise	October 31,2006	Exercise
Price			Contractual
	(units)			Price	(units)	Price
Life

	Class D	Class E			Class D Class E

$3.00	600,000	956,249	4 Years	$3.00	600,000 512,000	$3.00

During the current period ended October 31, 2006, the Company does not use its equity instruments to acquire goods or services, other than directors' services and reward senior executives. None of the warrants issued are converted as of October 31, 2006.

The following table summarizes two types of warrants and exercise prices, as of October 31, 2006:

	Number of	Number of
	Warrants (D)	Warrants (E)	Warrants
Name of Director, executive	issued and	issued and	convertible price
	outstanding	outstanding

Olmsted , former Director		7,500	$3.00
Leung, former Director(1)		181,250	$3.00
Lee, Director		604,166	$3.00
Locke, former Director	120,000		$2.25
Kiang, Director		61,666	$3.00
Sheppard, former Director(1)		51,667	$3.00
Borich, Director		50,000	$3.00

Total units issued	120,000	956,249

1): Member of Board voluntarily resigned to observe that only American citizens may serve the Board.

NOTE 21. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

The Company leases its Seattle office and Silver Lake facility in China under two separate long-term, non-cancelable leases, expiring in March of 2008 and June of 2006 respectively. The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises. Rental expenses for the period ended October 31, 2006 and 2006 were $6,239 and $48,735 respectively.

The future minimum lease payments required under the operating leases is $ 55,700.

NOTE 22. SUBSEQUENT EVENTS None.

Part III

Item 8. Directors and Executive Officers

a) Board of Directors

There is no change of board of directors as of October 31, 2006. See the Form 10-KSB for the year ended on 4/30/006 for details.

b) Executive Officer

There is no change of its Executive Officer as of October 31, 2006. See the Form 10-KSB filing for the year ended 4/30/2006 for details.

Item 9. Executive & Director Compensation

No executive, Board of the company takes salaries over $80,000 per year in 2006. The Company provides housing allowances to the CEO in 2003. The CEO did not take any cash salaries in 2003.

The Company issues 54,002 common shares to new member of Board of Directors as the 5-year service compensations. The issued shares cover a 5 year service period, if a director resigned prior the 5th year, the pro-rated shares may be repatriated back to the Company. All Board members, except Mr. D. Lee the founder, hold an insignificant amount of common shares of the Registrant as of October 31, 2006.

Warrants of the Company are issued to the Company directors (or former directors) to compensate director's services. Warrants exercisable in the four years after issuance date are given free as an incentive for helping the Company to grow. There is no cash effect on both recipients of warrants. There is no taxable gain until a warrant is disposed for a gain. The conversion price of warrants to directors is the same as offered to the private investors. Except that Mr. Lee, founder & Chairman, owns 604,166 units of Warrants as of October 31, 2006. None of other directors has more than 200,000 units of warrants. None of the directors has exercised the warrants.

Item 10. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of October 31, 2006 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.

	Name of Beneficial	Amount and Nature
Class of Stock		of Beneficial	Percent
	Owner	Ownership

Common	Dickson Lee	7,650,000	39.9%
Common	Kathy C Au (1)	1,200,000	6.3%
Common	Li Xiang	1,200,000	6.3%
Common	Wu Yang	1,708,283	8.9%
Common	KMC	485,592	2.4%
Common	Other investors	6,918,583	36.1%

Total issued &		19,162,458	100%
outstanding

(1) Spouse of Mr. D. Lee

Item 11. Certain Relationships andRelated Transactions.

None.

	Part IV

Item 12. Principal Accountant Fees andServices

Item	2007	2006

	Estimated
Audit Fee:
Audit-Related Fess (1)	$45,000	$39,000
Other fees	-	-

Total audit fees	$45,000	$39,000

(1): Representing estimated fees for related to the year-end audit. Amount excluding quarterly review fees.

Item 13. Exhibits and Report on Form 8-K

Please see SEC Form 8-K report filed in 11/2006 for details.

The following list describes the exhibits filed as part of this report on Form 10-KSB:

EXHIBIT	DESCRIPTION
NUMBER

31.1	Certificate of Chairman as Required by Rule 13a-14(a)/15d-14.
31.2	Certificate of Comptroller as required by Rule 13a-14(a)/15d-14.
32.1	Certificate of Chairman as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b))
and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certificate of Comptroller as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-
14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

L & L FINANCIALHOLDINGS, INC.

Date: December 12, 2006	By: /S/ Paul W. Lee	/S/Dickson V. Lee

	----------------------	----------------------
	Paul.W. Lee	Dickson.V.Lee
	Chairman	CEO

CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul .W. Lee and Dickson V. Lee certify that:

1. I have reviewed this quarterly report on Form 10-QSB of L&L Financial Holdings, Inc for the three months ended October 31, 2006.

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

Date: December 12, 2006	By: /S/ Paul W.Lee ,	/S/ Dickson V.Lee

	-----------------	-----------------------
	Paul W. Lee	Dickson V. Lee
	Chairman	CEO

CERTIFICATIONS OF ACTING COMPTROLLER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jason Zhang, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of L&L Financial Holdings, Inc. for the three months ended October 31, 2006.

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

Date: December 12, 2006	By: /S/ Jason Zhang
-------------------------------------------
Jason X.C Zhang, CPA of China,
Comptroller

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS

(a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Paul W. Lee, L & L Financial Holdings, Inc. (the "Company"), hereby certify, to my knowledge, that:

(1) The Company's 2nd quarter Report on Form 10-QSB for the year the 2nd quarterly ended October 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 12, 2006	By: /S/ Paul.W. Lee	/S/ Dickson V.Lee

	------------------------	------------------------
	Paul W.Lee	Dickson V.Lee
	Chairman	CEO

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

(1)The Company's quarterly Report on Form 10-QSB for the quarterly ended October 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.

Date: December 12, 2006	By: /S/ Jason Zhang

---------------------------
Jason X.C Zhang, CPA of China
Comptroller

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.

