Form 10QSB
period 2007-01-31
L & L FINANCIAL HOLDINGS INC
filed 2007-07-19
CIK 1137083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
1934 FOR THE THIRD QUARTER ENDED ON JANUARY 31, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended January 31, 2007

Commission file number: 000-32505

L & L FINANCIAL HOLDINGS, INC.
------------------------------------------------------
(Exact name of small Business Issuer as specified in its charter)

NEVADA	90-2103949
-------------------------------------------	----------------------------------------------
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

720 Third Avenue Suite#1611, Seattle, WA 98104
---------------------------------------------------------------------
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (206) 264-8065

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.001 par value (Title of class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [X]

Registrant's revenues for most recent third quarter ended January 31, 2007 were $ 10,839,543.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2007 there were 19,241,328 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [ ]	No [X]

	L & L FINANCIAL HOLDINGS, INC.

	Form 10-QSB Quarterly Report

	Table of Contents
		Page
	PART I
Item 1.	Description of Business	3
Item 2.	Description of Property	4
Item 3.	Legal Proceedings	4
Item 4.	Submission of Matters to a Vote of Security Holders	4

	PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	5
Item 6.	Management's Discussion and Analysis or Plan of Operation	5
Item 7.	Disclosure and Controls and Procedures	10
Item 7A.Consolidated Financial Statements		11

	PART III
Item 8.	Directors and Executive Officers	30
Item 9.	Executive Compensation	30
Item 10.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	30
Item 11.	Certain Relationships and Related Transactions	30

	PART IV
Item 12.	Principal Accountant Fees and Services	31
Item 13.	Exhibits Report on Form 8-K	31

Signatures		31

When we use the terms "we," "us," "our," "L & L" and "the Company," we mean L & L FINANCIAL HOLDINGS, INC., a Nevada corporation, and its subsidiaries.

This report contains forward-looking statements that involve risks and uncertainties. Please see the sections entitled "Forward-Looking Statements" and "Risk Factors" below for important information to consider when evaluating such statements.

PART I

Item 1. Description of Business

L & L Financial Holdings, Inc. (“L & L”, or the “Company”) is an eleven years old company, started its operations in 1995. The Company acquires established private companies, then uses the American management skill and US accounting knowledge to operate and improve operations for growth. It owns majority equity interest in two subsidiaries, an air compressor subsidiary, LEK, (Liuzhou Liuerkong Machinery Co., Ltd) and KMC, an energy related coal consolidator in China. (See below). It intends to continue acquiring other companies in the future.

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

History of the Company

In 1995, the Company began its operations to provide corporate finance and financial consulting services. In 1997, the Company expanded the operations into China and purchased a prime office in downtown area of Shenzhen City, as its China operational center. In September 1998, the Company assisted Chinese Companies to list on the US capital markets. In February of 1999, the Company's CEO was appointed as a judicial member of the Insider Dealing Tribunal of Hong Kong conducting legal inquiries on companies, which may violate the Insider Dealing Ordinance of Hong Kong. In February of 2000, the Company shifted its focus from a consulting firm to acquire established manufacturing companies in China. In May of 2001, L & L became a SEC public reporting company in the US. In April of 2002, the Company together with China Development Institute (CDI), a China think-tank, began its acquisition project in China. To gain hands-on experience, in the same year, the Company acquired a minority equity of a computer software company in Chen-Do City, China. During 2002, the Company was appointed as an Economic Advisor by the municipal government of Tong Shan City in China. In 2004 and 2005, the Company acquired 60.4% equity interest of an air compressor company, LEK in GuangXi. In 2005, the Company invites qualified executives, including Mr. J. Borich, a former US Consul General at Shanghai as a Board Member. As of October 31, 2006 the Company invited Dr. Art Chan, PhD, a former G.E. executive as the Technology Advisor. The Company is continuing to identify talents to assist its growth. To ensure the company's growth, L&L Board of Directors in August of 2006 elected Mr. Paul W. Lee as the Chairman, and Ms. Shirley Kiang as the new Vice Chairperson of the Board. The Board also approved an establishment of a Board of Advisors thus recruit additional talents to the Company. For more information, please see prior SEC filings and visit the Company’s website at www.lnlinvestment.com

The Company Corporate Structure

As of January 31, 2007, L & L holds two (2) operating subsidiaries; LEK (with 60.4% equity holding), and KMC (with 60% equity holding), and a ShenZhen administrative office, located at ShenZhen city, south China. The ShenZhen office supervises the operations of LEK and KMC subsidiaries and conduct due diligence to seek new business opportunities in China. The Company also assigns staff from the ShenZhen office to improve two subsidiaries operations, internal controls, and inventories efficiency. With its China-in-Country experience developed over the years, the Company is able to communicate with the Chinese communities to carry out its growth strategies. A new 100% owned US subsidiary, L&L Financial, LLC was incorporated in the Washington State on June 20, 2006. This Washington State company is inactive at the present time.

Acquisitions and Dispositions of Business Entities in China

Starting in 2002, the Company has invested certain Chinese private business entities, in small scales, to gain hands-on knowledge of operating in China. These are important strategic steps, to ensure the Company to gain business experience in China. As of January 31, 2007, the Company invested in Chengdu Tech-H Information Co. Ltd. (“Tech-H”), a computer software company with (19.5%) minority interest.

In 2004 and 2005 , L & L made a purchase 60.4% of equity interest of an air compressor manufacturing company, LEK, a limited liability company located and registered in Liuzhou City of south China. LEK has approx. four hundred (400) workers and employees. It engages in product research, design, development of various air compressors (mainly the piston-type, with some screw-type and air-dryers at the ratio of 9 : 1. LEK has a niche product, the oil-free (non-lubricant) large industrial air compressor is ranked as the 3rd in China. LEK also manufactures plastic injection molding machines on a smaller scale. All LEK sales are made in China as of April 2006. The Company intents raise fund in order to: 1) improve LEK existing product quality, 2) export air compressors to the US markets, after technological improvements of LEK products, and 3) increase its equity ownership in LEK to improve its profit margin. The detailed LEK purchase price is filed with the SEC in 2004 and 2005. Please refer to the prior SEC filings for details.

On October 30, 2006, the Registrant acquired 60% of equity interest of an energy related company, KMC (Kunming Biaoyu Industrial Boiler Co., Ltd). KMC is an industrial consolidator and marketer of coals in Yunnan Province of China. KMC is a 10 years old, private company, incorporated in Kunming City of China in 1996. KMC has approximately sixty (60) employees at the date of acquisition. The consideration of the acquisition is US$ 1,578,173. Detail acquisition information has disclosed on the SEC in the past. Please refer to SEC prior filing. China lacks petroleum. As China continues to grow, demands for coal as the source of energy continue. Coal price continues to move upward. Consequently, the KMC sales have been growing over approx. 36% in recent years.

Item 2. Description of Properties

As of January 31, 2007, the Company occupies a corporate office (approx. 1,800 sq ft) located at 720 Third Avenue, Suite# 1611, Seattle, Washington 98104. The Seattle office property is held under a long term operating lease. The Company owns an office property (approximately 2,000 sq ft) located at Suite #2503, United Plaza, Shenzhen city, Guangdong Province, China. The office is about one hour away by car from Hong Kong. The Company also occupies a villa (approximately 2,700 sq ft) at Silver Valley of ShenZhen City, under a long term operating lease. This villa serves as a marketing and operational center of the Company. As of January 31, 2007, the LEK subsidiary, owns three sales offices located at: a) Suite 403 & 404, Guichen Haisan Road, Nahai City, Guangdong, China (approx. 1,400 sq. ft.); b) Suite #1, Guichen Haisan Road, Nahai City, Guangdong, China. (approx. 2,005 sq. ft.), and c) Room 102, Pujian Road, Shanghai, China office (approx. 1,650 sq. ft.). The LEK subsidiary also has three manufacturing facilities and one warehouse (approx. 100,700 sq. ft.) located at Suite #39, Long Pang Road, Liuzhou, GuangXi, China. In addition, the KMC subsidiary owns two offices located at: a) 2nd floor, No.1 office building, Donghua office, No 19 Bailong Road, Kunming City of China (approx. 1,937 sq. ft.); b) 26 Jincheng Road, Zhong’an Township, Fuyuan County, Yunnan, China (approx.2,260 sq. ft.).

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

As of January 31, 2007, the Company is a privately held company. Its common shares and warrants are not publicly traded. There is no public market for the Company's common shares and warrants. The Company has retained a lawyer and a securities firm to start the process of getting its common shares publicly traded on a US stock market, OTC-BB, through approvals from the SEC and other regulatory agencies in the US.

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

Sales of Securities

As of January 31, 2007, the Company relying on Reg. D exemption sells it securities with small amount (approx. 33,334 shares) in the 12 month, to its Advisors and Directors.

Three (new) to One (old) Split of the Company’s securities in the past

In 2004, to ensure there are sufficient shares for its public float, L & L in the past had made a three (new) for one (old) split of its securities. Total units of warrants issued were also increased in 2004. The Company does not have any other securities split since 2004.

Status of Equity Securities

As of January 31, 2007, the Company has authorized preferred shares of 2.5 million. None of the preferred shares are issued and outstanding. In addition, the authorized common shares of the Company are 120 million with authorized warrants of 9.1 million. (See below for details).

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

Results of Operations

1) As of January 31, 2007, the Company completed the KMC acquisition, thus its operational results are improved for the three months ended on January 31, 2007, as comparing to that of the prior quarter. 2) The Company's consolidated financial statements are prepared in accordance with the US generally accepted accounting principles (US GAAP). The US GAAP, while allowing a record of 100% of LEK and KMC revenue, requires subtraction of a portion of the profit belonging to the minority shareholders from the bottom line of the Company. As of January 31, 2007, the Company owning 60.4% equity of the LEK operation removed a 39.6% of net profit being minority interest, and owns 60% equity of the KMC operation thus removed 40% of net profit as minority interest. Consequently, the Company consolidated results of operations appears to have a much lower profit margin percentage.

Total Revenue:

The Company recorded revenue of $5,450,168 for the period ended January 31, 2007, comparing to $3,177,099 for the same period in 2006. The increase of $2,273,069 (or 72%) is due to the KMC operations, which contributed $2,213,129 of revenue and LEK’s revenue contributed $3,237,039 for the third quarter ended on January 31, 2007.

Total operating expenses:

Personnel costs amounts to $267,708 incurred in the third quarter ended January 31, 2007, represents a decrease of $132,615 (or 33%) as compared to $400,323 of the prior quarter ended on January 31, 2006. The current LEK personal cost of $210,066 reflected a continuing personnel reduction effort of the air compressor facilities.

Selling, General and Administrative Expenses (SG&A):

Current SG&A is $594,132 for the quarter ended January 31, 2007. When compared it to $480,700 for the same period in 2006, there is an increase of $113,432 (or 24%). The difference is mainly due to the SG&A expense of KMC ($168,552), after the acquisition.

Interest expenses:

Interest expenses increased by $35,299 in the current year, from $31,610 for the prior three months ended in January 31, 2006 to $66,909 for the current period ended January 31, 2007reflect the bank loans of both LEK and KMC.

Minority Interest: Net Income:

Net income increased by $104,186 (or 776%) during the current year, comparing $117,613 net income for the current period ended January 31, 2007 to $13,427 of net income for the same period in 2006 due to the acquisition of KMC operations.

Change in Liquidity and Capital Resources:

The following factors affected the Company’s liquidity status and capital resources:

From the operating activities: Net Cash used in operating activities was $3,290,153 during the current quarter ended January 31, 2007. When compared it to net cash used of $956,492 in the same period of 2006, an increase of cash in the use $2,333,661 (or +244%) was mainly due to effects of decrease of accounts receivable by $943,586, decrease of inventory by $2,002,084, decrease accounts payable by $328,029, and decrease of accrued liabilities and other liabilities by $1,082,646, and increase of prepayments and other assets by $631,876. The Company's operating cash flow is highly dependent upon its ability to bill for the LEK and KMC sales and collect these LEK and KMC billings in a timely manner.

Investing activities: Net Cash provided by investing activities was $138,000 during the current period ended on January 31, 2007, while $33,698 generated in the same period in 2006. The increase of net cash provided of $104,302 (or 310%) was due to the disposal property and equipment at current period.

Financing activities: Net cash used by financing activities was $74,983 for the current period ended January 31, 2007, while $825,897 used in the same period in 2006. The significant decrease of net cash $750,914 (or -91%) was primarily due to the decrease of bank line of credit by $374,532.

The current assets of the Company were $17,570,089 and $11,769,934 for the current year period ended on January 31, 2007, and 2006 respectively. The increase in current assets of $5,800,155 (or 49%) was primarily due to the decrease of account receivable of $409,779, increased of cash of $418,079, increase of inventory by $1,396,159, increase of note receivable of $266,082, and increase of prepayment and other assets of $4,129,614.

The current liabilities were $9,062,531and $ 9,453,078 for the current period ended on January 31, 2007 and 2006 respectively. The decrease of the current liabilities of $390,547 (or 4%) was primary due to increases of bank liabilities of $888,126, increase of Chinese tax payables liabilities of $450,343, decrease of advanced deposits received of $298,842, decrease of account payables of $1,683,312.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

The Company's current ratio (current assets divided by current liabilities, a ratio used to determine the Company's ability to pay its short-term liabilities) is 1.94 as of January 31, 2007, compared to 1.25 in the same year ended on January 31, 2006. As a general rule, the higher the current ratio, the more likely the Company will be able to pay its short-term bills.

RISK FACTORS

In addition to the risk information contained in the following, the risk factors also include the reports we incorporated in Form 10k-SB by reference. Each reader and investor should carefully read and consider these risk factors which may affect the Company’s future results and financial conditions.

1.	Risks Relating To The Company and Its Business

The Registrant’s main business is operating in China. China is a developing country with sophisticated and long history of complicated cultural traditions, which are vastly different from that of the US. The decision making process of China and lack of free money flow in and out of China, which are different than that of the US, become the major risks to the Company. As China is still developing its legal system, laws in China are under constant revisions, by the executive branch, which not the same as that of the US. The business activities conducted in China are not covered by the US Constitution, nor by the American judicial system. Any legal system reversal, social unrest in China could adversely affect the Company business, its financial conditions and results of operations. There are critical risks each investor needs to consider them seriously before making an investment in the Company.

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

3.	Uncertainty of exchange rate of Chinese Currency (RMB) to the US Dollars

The Chinese currency (RMB) tries to set at a fixed rate with the US dollars and other foreign currencies. The RMB is not freely exchanged in the global markets. However, the Chinese currency is considered by the US government to be under valued against the US dollars. The Chinese RMB thus may continue to appreciate against the US dollars. The RMB value has increased by 2.2% in the summer of 2005, and the trend of further appreciation of RMB against US dollars may continue in 2006 and possibly in 2007. When and if the Chinese Government allows a floating exchange rate, it is expected the RMB will appreciate more in its value. The United States has requested that China allow its currency exchange rate to float freely. Implications of currency fluctuation may or may not be favorable to the Company and its investments in China.

4.	Reliance upon Key Management

The future success of L & L's investments in China is dependent on the Company’s Chinese team, including Paul W. Lee, Company’s Chairman, Dickson Lee, CEO, and Marco Au, the China Manager. Those executives speak the languages, understands culture differences, legal, and US business practices.

If one or more of the Company’s key personnel are unable or unwilling to continue in their present positions, the Company may not be able to easily replace them, and may incur additional expenses to recruit and train new personnel. The Company's business could be severely disrupted and its financial condition and results of operations could be materially and adversely affected. Furthermore, since the industries the Company invests in are characterized by high demand and intense competition for talent, the Company may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future. The Company cannot assure its investors that it will be able to attract or retain the key personnel needed to achieve our business objectives. Furthermore, the Company does not maintain key-man life insurance for any of its key personnel. Currently, most executives and managers are covered by a one-year term accident insurance policy in China, paid by the Company.

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

Despite China has its own enforcement agency, securities regulators, the Chinese Legal System are in a developmental stage. In addition, the existing Chinese laws generally are not enforceable to the same extent as that in the US. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, resulting in significant uncertainty as to the outcome of any litigation in China. Consequently, there is a risk that should a dispute arise between the Company and any party with whom the Company has entered into a material agreement in China, the Company may be unable to enforce such agreements under the Chinese legal system. Chinese law will govern almost all of the Company's acquisition agreements, many of which may also require the approval of Chinese government agencies. Thus, the Company cannot assure investors that the target business will be able to enforce any of the Company’s material agreements or that remedies will be available outside China.

Moreover, the Registrant is aware that the PRC State Administration of Foreign Exchange ("SAFE") on October 21, 2005 issued a new circular ("Circular 75"), effective November 1, 2005, which supersedes Circular 11 and Circular 29 ceased to be implemented. SAFE also issued a news release about the issuance of its Circular 75 to make it clear that China’s national policies encourage the efforts by Chinese private companies and high technology companies to obtain offshore financing. Circular 75 confirm that the uses of offshore special purpose vehicles (“SPV”) as holding companies for PRC investments are permitted as long as proper foreign exchange registrations are made with SAFE.

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

As of January 31, 2007, there were approximately 19,241,328 shares of our common shares outstanding. Please refer to the Statement of Shareholders Equity for details.

9.	Recently enacted changes in securities laws and regulations are likely to increase our costs

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which became law in July 2002, requires changes in our corporate governance, public disclosure and compliance practices. Sarbanes-Oxley also requires the Securities and Exchange Commission (the “SEC”), to promulgate new rules on a variety of corporate governance and disclosure subjects. We expect these developments will increase our legal and financial compliance costs.

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

Item 7. Controls and Procedures Evaluation of disclosure controls and procedures

The Company with the participation of our the principal executive officer (“CEO”), and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company, its CEO, and CFO, have concluded that the disclosure controls and procedures are effective as of 1/31/2007, covered by this report.

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

Changes in internal control over financial reporting

During the three months ended 1/31/2007, covered by this Report, no changes were made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

Item 7A. Consolidated Financial Statements

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of quarter ended January 31, 2007

	January 31, 2007	April 30, 2006
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash	$672,087	$1,242,797
Accounts receivable, net	5,971,635	5,751,420
Notes Receivable	304,658	2,497
Prepayments and other receivable	6,447,012	3,759,461
Inventories	4,174,697	3,222,037

Total current assets	17,570,089	13,978,212

PROPERTY AND EQUIPMENT, net	2,545,728	2,803,613
GOODWILL	1,591,704	1,591,704
LOAN FROM BUSINESS ASSOCIATES	4,470,218	5,156,613
INVESTMENTS	462,922	462,922

Total long term assets	9,070,572	10,014,852

TOTAL ASSETS	26,640,661	23,993,064

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	1,373,038	2,948,767
Accrued and other liabilities	1,477,217	1,231,722
Due to/(from) Controlling Shareholders	223,648	-
Taxes payable	3,056,066	2,951,239
Customer deposits	779,004	144,815
Bank loan and bank line of credit	2,153,558	2,528,090

Total current liabilities	9,062,531	9,804,633

LONG TERM LIABILITIES:
Long Term Bank Loan	0	0

TOTAL LIABILITIES	9,062,531	9,804,633

MINORITY INTEREST	6,543,578	5,055,740

STOCKHOLDER'S EQUITY:
Preferred stock, no par value, 2,500,000 shares
authorized, none issued and outstanding	0	0
Common stock, $0.001 par value, 120,000,000 shares
authorized 19,241,328 and 18,655,751 issued and
outstanding	19,241	18,656
Paid-in Capital	9,862,776	8,165,352
Due to/(from) controlling shareholder	-	12,309
Deferred stock compensation	(158,167)	(158,667)
Foreign currency translation	133,372	135,860
Retained Earnings	1,177,330	959,181

Total stockholders' equity	11,034,552	9,132,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,640,661	$23,993,064

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the quarterly period ended Jan 31, 2007 and 2006

	Three Months Ended		Nine Months Ended
	1/31/2007	1/31/2006	1/31/2007	1/31/2006

REVENUES
Sales	$5,450,168	$3,177,099	$10,839,543	$9,530,277
Consulting Income	0	0	0	20,000

TOTAL REVENUES	5,450,168	3,177,099	10,839,543	9,550,277
Cost of Goods Sold	4,411,710	2,270,317	8,194,282	6,799,372
Consulting Expenses	8,265	0	59,108	64,276

Total Cost of sales	4,419,975	2,270,317	8,253,390	6,863,648
Gross profit	1,030,193	906,782	2,586,153	2,686,629

OPERATING COSTS AND EXPENSES:
Personnel costs	267,708	400,323	881,957	1,145,481
Selling / General and administrative expenses	594,132	480,700	1,322,196	1,532,906

Total operating expenses	861,840	881,023	2,204,153	2,678,387

OTHER EXPENSES/(INCOME):
Interest Expense / (income)	66,909	31,610	165,594	(12,325)
Other Expenses / (income)	(155,946)	(121,831)	(405,187)	(560,342)

Total other expenses/(income)	(89,037)	(90,221)	(239,593)	(572,667)

INCOME/(LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST	257,390	115,980	621,593	580,909
LESS PROVISION FOR INCOME TAXES	(282)	0	(16,215)	0

INCOME BEFORE MINORITY INTEREST	257,108	115,980	605,378	580,909
LESS: MINORITY INTEREST	(139,495)	(102,553)	(387,229)	(435,078)

NET INCOME	117,613	13,427	218,149	145,831

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(2,066)	506	133,520	94,828
Total other comprehensive loss	(2,066)	506	133,520	94,828

COMPREHENSIVE INCOME	$115,547	$13,933	$351,669	$240,659

NET INCOME PER COMMON SHARE – basic	0.006	0.001	0.012	0.008

NET INCOME PER COMMON SHARE – diluted	0.006	0.001	0.011	0.008

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – basic	18,497,418	18,497,454	18,486,601	18,437,562

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – diluted, under treasury stock method	19,035,785	19,035,821	19,024,968	18,975,929

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED Jan 31,2007 and 2006

	Year 2007	Year 2006

	Unaudited	Audited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$218,149	$145,831
Adjustments to reconcile net income to net cash
Add: Minority interest income	387,229	435,079
provided by / (used in )operating activities:
Depreciation and amortization	141,379	176,344
Amortization for deferred compensation	30,500	13,500
Warrant compensation expenses
Provision for doubtful accounts
Changes in assets and liabilities (net of business acquisition):
Accounts receivable	(522,376)	(1,465,962)
Inventory	(952,660)	1,049,424
Prepaid and other assets	(2,001,156)	(1,369,280)
Accounts payable	(941,540)	(1,269,569)
Accrued liabilities and other liabilities	245,495	1,328,141
Taxes payable	104,827	0

Net cash (used in)/provided by operating activities	(3,290,153)	(956,492)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal property and equipment	138,000
Cash from subsidiary-KMC		10,651
Purchases of investment
Notes receivable		28,677
Purchases of property and equipment		(5,630)

Net cash (used in)/provided by investing activities	138,000	33,698

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales and subscriptions(net)	88,210	19,600
Net advances (to) from controlling shareholder	211,339	(38,281)
Net borrowings/ repayments on bank line of credit	(374,532)	(807,216)

Net cash (used in)/provided by financing activities	(74,983)	(825,897)

FOREIGN CURRENCY TRANSLATION	(2,488)	24,028

INCREASE IN CASH	(3,229,624)	(1,724,663)

CASH, BEGINNING OF YEAR	1,242,797	1,978,671

CASH, END OF PERIOD	$(1,986,827)	254,008

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
For the quarters ended January 31, 2007, and 2006

					2007		2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)					66,909		32,738
Taxes					23,119		0
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Exchange of the company’s common shares of 1,442,424 at
a mutually agreed value of $3.00 per share for exchange of				4,327,272
LEK’s 51% equity. In Dec. 2004
Exchange of the company’s common shares of 265,859 at a
mutually agreed value of $3.00 per share for exchange of
LEK’s 9.4% equity in June 2005							797,577
Exchange of the company’s common shares of 485,592 at a
mutually agreed value of $3.25 per share for exchange of
KMC’s 60% equity in Oct 2006				1,578,173

L&L Financial Holdings, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For period ended Jan 31, 2007

			Additional			Foreign
	Common Stock		Paid -in	Deferred	Retained	Currency
	Shares	Amount	Capital	Compensation	Earnings	Translation	Total
Balance
30-Apr-06	18,655,751	$18,656	$8,165,352	(158,667)	959,181	135,860	$9,120,382

Issuance of common stock for cash	89,485	89	88,120				88,210

Issurance of common stock for acquisition	485,592	485	1,577,688				1,578,173

Issuance of common stock for service	10,500	10	31,616	(30,000)			1,626

Advance (from)/ to shareholder							-

Deferred Compensation for service							-

Amortization of deferred compensation				30,500			30,500

Foreign currency translation adjustment						(2,488)	(2,488)

Net Profit					218,149		218,149

31-Jan-07	19,241,328	$19,241	$9,862,776	(158,167)	1,177,330	133,372	$11,034,552

L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED JANUARY 31, 2007 Un-audited

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L Financial Holdings, Inc. (the “Company office”) is located in Seattle, Washington. The Company’s China operations are supervised by its ShenZhen office, located at ShenZhen City of south China. The Company’s majority revenues are generated from its subsidiaries, LEK and KMC, which the Company owns 60.4% and 60% of the equity respectively, as of July 31, 2006. LEK is a manufacturer of industrial air compressors located in GuangXi of China, while KMC is an energy related coal consolidator in Yunnan of China.

The Company started its operation in 1995. The Company focuses on acquisitions of established manufacturing companies with growth potential in China. The Company intends to continue acquire at least 51% equity control over its investments in private Chinese businesses when fund are available. Management believes that the Company can utilize management practices and technologies common in the United States, to restructure and better manage these businesses, improving efficiency and profitability. The Company intends to use its networks and personnel in China and the United States to market its goods and services. During the year, the Company had streamlined its operations, including an establishment of L&L Financial, LLC in Seattle, and Mary Ltd. in Hong Kong for operational purposes.

It is Management’s opinion that all adjustments necessary for a fair statement of the results for this interim period have been made. All adjustments are of a normal recurring nature.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash –Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, and its 60.4%% ownership of the LEK subsidiary and 60% ownership of KMC subsidiary. All significant inter-company accounts and transactions are eliminated.

Revenue Recognition - The Company's revenue recognition policies are in compliance with Staff accounting bulletin when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

Costs of Good Sold – It consists of direct material cost, direct labor costs and related overhead costs associated with such product manufacturing.

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

Stock-Based Compensation: The Company issued warrants to compensate directors and executives in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and provides the pro forma net earnings and pro forma earnings per share disclosures for employee stock warrants granted, as if the fair-value-based method defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied. In accordance with APB No. 25, compensation expense is recorded on the date a warrant is granted only if the current market price of the underlying stock exceeds the exercise price. The Company has issued two types of warrants (Class D, and Class E). As of July 31, 2006, no options have been granted.

The Company from time-to-time may grant restricted stock to employees and executives to award their services. Compensation cost if any, is to be charged as expenses on the grant date.

The Company follows SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under SFAS 123, stock compensation is based on the fair value of such instruments. The Company made additional disclosure on Note 21; Employee Stock Option Plan.

a) Pro Forma Net Income and Earning Per Share:

Under SFAS 123, the Company's net earnings, and earning per share are adjusted to the pro forma amounts for the nine months ended January 31, 2007, and 2006, as follows:

(Per $ thousand)	Nine months period ended
	1/31/2007	1/31/2006
Net income - as reported	$218	$146
Stock-Based employee compensation	(1.6)	(0)
Expense included in reported net income, net of tax	(0)	(0)
Total stock-based employee compensation expense
determined, under fair- value-based method for
all rewards, net of tax	(1.6)	(0)
Pro forma net profit	$216.4	$146

The fair value of the options granted in the period ended January 31, 2007 was determined based on the minimum value method. That calculation assumed no dividends, 5 year lives and risk free interest rate of 3.25% ..

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the period ended January 31, 2007 and 2006.

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

Foreign currency translation - The foreign subsidiaries maintain their financial statements in the local currency which has been determined to be the functional currency. Substantially all operations are conducted in Hong Kong and China and the functional currencies are respectively Hong Kong Dollar and Renminbi (RMB). Assets and liabilities denominated in the foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in the results of operations.

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

B) The following information relates to the detailed KMC operations acquisition:

Majority of KMC was acquired by the Registrant in 2006, includes two (2) 100% owned growing subsidiaries, Kunming Biaoyu Industrial Boiler Co., Ltd (“Biaoyu”) represents over 95% of the operation. There is another small company, Fuyuan County Baoxing Economic & Trade Co., Ltd. (“Baoxing”). Baoxing’s sales and operation is less than 10% of the KMC operations.

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

KMC has approximately sixty (60) employees at the date of acquisition, 10/30/2006. Two Year Historical Statements of Operations of KMC, for the year ended 08/31/2005 and 08/31/2006, below.

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

The Registrant acquired 60% of KMC, the total consideration of this acquisition of majority equity ownership of KMC is US$ 1,578,173, computed based on the book value of net equity of KMC of $2,630,288 as of August 31,

2006 (“the date of valuation”) agreed by both parties. The purchase price is to be paid by the Registrant, using additional 485,592 equity common shares valued at US$3.25 each share (“the agreed price” by both parties). After acquisition of KMC's 60% controlling shares, the Registrant plans to bring in the American accounting, and management know-how to streamline KMC existing operations, to bring financial transparency, and to inject working capital to further expand KMC sales in China. With proper funding, it is estimated that the KMC sales can increase to US$ 25 millions per year in the near future. The Registrant uses KMC as an entry-point into China's energy industry. L&L is to use its successful business model to introduce US energy related machinery and technology to further expand its sales and presence in the China energy markets. It is expected in the next 10 years, China is to invest estimated US$ 150 Billion on its energy related infrastructure, and machinery, to keep up with its economic growth.

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

Financial Statements of KMC

The KMC financial statements of the past two years prior to the acquisition, is as below. Audited financial statements for the KMC historical information when available, is to be filed as a Form 8-K amendment when the audit becomes available.

Financial Statements of the Business Acquired:

KMC
(KUNMING BIAOYU INDUSTRIAL BOILER CO.,LTD)
BALANCE SHEETS
(un-audited)
	As of 8/31/2005	As of 8/31/2006

ASSETS
CURRENTASSETS:
Cash	$171,896	$136,446
Accounts receivables, net	36,535	241,281
Other receivable
Prepayment and other assets	657,375	1,320,746
Note receivable
Inventory, net	906,739	1,311,782

Total current assets	1,772,545	3,010,255

Fixed asset, net	21,920	17,919
Investments

TOTAL ASSETS	$1,794,465	$3,028,174

LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Bank loan-short term
Accounts payable	$289,567	$80,584
Trade deposit received	104,690	271,032
Tax payable/(tax overpaid)	(11,844)	43,596
Other payable	99,714	2,674

Total current liabilities	482,127	397,886

Total long term liabilities	0	0

TOTAL LIABILITIES	482,127	397,886

STOCKHOLDER'S EQUITY:

Paid-in Capital	467,750	1,655,250
Retained Earning	844,588	975,038

Total stockholders' equity	1,312,338	2,630,288

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,794,465	$3,028,174

KMC
STATEMENTSOF OPERATIONS
(un-audited)
The Twelve Months Ended
	8/31/2005	8/31/2006

REVENUE	$6,182,298	$8,831,854

COST OF GOODS SOLD	5,552,757	7,859,264

GROSS PROFIT	629,541	972,590

OPERATING COSTS AND EXPENSES:
General and administrative expenses	210,279	315,436
Finance expense	37,924	63,207
Other	0	(237)

Total operating expenses	248,203	378,406
Tax	0	(212)

Net Profit	$381,338	$593,972

Notes:

1. The financial statements are prepared based on the generally accepted accounting principles of the United State, for the years ended August 31, 2005 and August 31, 2006 were not audited.

2. The figures of the statements include that of another small company, Baoxing which is owned by the same owner of Biaoyu, Mr. Tony Li Hong-Yu. The Paid-in capital of Baoxing is US$ 405, 250. The total assets, liabilities and net equity as of August 31, 2006 are US$ 616,427, US$ 137,699 and US$ 478,728 respectively.

3. All products of Baoxing are to be sold to KMC only. Thus, the total sales and cost of sales of KMC are adjusted to reflect related sales and cost of sales of Baoxing.

Pro Forma Statements of Income
L & L Financial Holdings, Inc.
Per Forma Condensed Statement of Income
6 Months Ended Oct 31, 2005
	L&L Historical	Pro Forma	Pro Forma L&L
	Information	Adjustment	Information
		Due to KMC
		Acquisition
REVENUES	$4,639,403	$3,849,972	$8,489,375
Cost of Goods Sold	3,154,356	3,628,216	6,782,572
GROSS PROFIT	1,485,047	221,756	1,706,803
OPERATING COSTS AND EXPENSES:	853,064	0	853,064

INCOME BEFORE TAX & MI	631,983	221,756	853,739
LESS: TAX & MI	304,403	0	304,403

NET INCOME	$327,580	$221,756	$549,336

L & L Financial Holdings, Inc.
Per Forma Condensed Statement of Income
12 Months Ended April 30, 2006
	L&L Historical		Pro Forma	Pro Forma L&L
		Information	Adjustment	Information
			Due to KMC
			Acquisition
REVENUE		$13,096,143	$7,948,669	$21,044,812
Cost of Goods Sold		9,344,208	7,090,428	16,434,636
GROSS PROFIT		3,751,935	858,241	4,610,176
OPERATING COSTS AND EXPENSES:		2,253,190	335005	2,588,195
INCOME BEFORE TAX & MI		1,498,745	523,236	2,021,981
LESS: TAX & MI		951,785	141	951,926
NET INCOME		$546,960	$523,095	$1,070,055

NOTE 4. CASH
The cash balances as of January 31, 2007 and April 30, 2006 consist of:
Item	1/31/2007	4/30/2006

Cash on hand	$158,390	$66,196
Cash in banks	$513,697	$1,176,601

Total	$672,087	$1,242,797

NOTE 5. ACCOUNT RECEIVABLES

The account receivable balances, relating to the trade accounts as of January 31, 2007 and April 30, 2006 consist of:

				1/31/2007			4/30/2006

					Account			Account
				Bad debt	receivable,		Bad debt	receivable,
Item			Amount	provision	net	Amount	provision	net

Within	credit
term		(1)	$3,140,618	$0	$3,140,618	$4,105,772	$0	$4,105,772
Exceeding due
day 1 to 30 days			$675,380	($13,484)	$661,896	$283,956	($13,484)	$270,472
Exceeding due
day 31 to 180
days			$1,515,466	($448,923)	$1,066,543	$1,822,921	($448,923)	$1,373,998
Exceeding due
day 181 days		(2)	$2,038,938	($936,360)	$1,102,578	$937,538	($936,360)	$1,178

Total			$7,370,402	($1,398,767)	$5,971,635	$7,150,187	($1,398,767)	$5,751,420

(1)	Based on Chinese business custom, the Company grants approx 30-60 days credit term for their customers.

(2)	The receivable would normally be collected within the 180 days.

NOTE 6. NOTES RECEIVABLE

The notes receivables incurred for the LEK and KMC trade activities with their customers, in relation to the LEK air compressor selling and KMC coal consolidating business. These note receivables are to be collected from its Clients.

The notes receivable balances as of January 31, 2007 and April 30, 2006 consist of:

Item	1/31/2007	4/30/2006

Amount	$304,658	$94,497
Bad debt provision	0	(92,000)

Notes receivable, net	$304,658	$2,497

The notes receivable was due from LEK and KMC customers, which are the arm’s length transactions.

NOTE 7. INVENTORIES

Inventories located at LEK subsidiary consist of the following details as of January 31, 2007 and April 30, 2006:

Item		1/31/2007	4/30/2006

Raw Materials (net)		$753,362	$2,234,500
Work in process		1,583,664	909,125
Coal and other materials		1,320,152
Finished Goods	(1)	665,821	229,822

Subtotal		4,322,999	3,373,447
Less: Obsolescence Provision		(148,302)	(151,410)

Total Inventories		$4,174,697	$3,222,037

(1): the balance of inventories at the period ended January 31, 2007 and year ended April 30, 2006 are $4,174,697 and $3,222,037 respectively. The net increase was $952,660. The finished goods increased 190% than that of year ended April 30 2006 and the provision or obsolescence reduced 2% than last year end April 30, 2006.

NOTE 8. PREPAYMENT AND OTHER ASSETS

Prepayment and other assets consist of the following details as of January 31, 2007 and April 30, 2006:

Item		1/31/2007	4/30/2006

Prepayments	(1)	$3,880,770	$1,792,720
Deposits	(1)	3,806	13,569
Other Receivables	(2)	1,137,538	1,429,507
Advances to employees	(3)	1,424,898	523,665

Total		$6,447,012	$3,759,461

(1): It is the business practice in China that Company maintains deposits or prepayments with its vendors and consultants, to ensure timely delivery of goods or services.

(2): Other receivables include account receivable from selling old fixed assets, and other non-air compressors. During the current year, the operation units in China disposed old equipment, metal scraps, and un-usable assts to the general public to streamline its manufacturing facilities. The sales proceeds are reflected on the cash flow statement.

(3): Company’s operating unites in China has approx. 20 sales and service centers, located through out China and away from Liu Zhou and Kun Ming. Each sale staff of these locations receives some cash advances, in order to conduct business. The advances are recorded under employees’ personal names, as advances to employees. The advances are on a replenish basis. In addition, it is the business practice that when employees having business trips, or due to unexpected difficulties, they may obtain an approval to borrow cash advance from the employer, on a temporarily basis. The advances can be collected, either upon demand, upon employees’ claim their expenses, or deducted from their salaries. As the Company has more than 400 workers and staff currently, the balance is considered reasonable. The amount of advances to employees varies ranging from few hundreds to three thousands dollars to each of these employees.

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of January 31, 2007 and April 30, 2006:

Item		1/31/2007	4/30/2006

Building		$893,622	$893,622
RuiLi Project (property, at cost),	(1)	400,687	400,687
Machinery		1,571,213	1,625,941
Furniture, fixtures & Office equipment		126,667	154,024
Vehicles		107,198	135,332
Leasehold improvements		27,524	1,053

Sub-total		3,126,911	3,210,659

Less: accumulated depreciation		(581,183)	(407,046)

Property and equipment, net		$2,545,728	$2,803,613

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

NOTE 10. INVESTMENTS

The Company made an investment - Tech-H Information Co. Ltd. (“Tech-H”) in 2001, Tech-H located in Cheng-Du city. The company recorded investments at costs. As of April 30, 2006, the Company also owns 19.5% investment interests in Tech-H, recorded under an investment and accounted for at historical cost, consistent with that of the prior year. The audited financial statements of Tech-H indicate the software company is growing and profitable. Therefore, management determined there is no impairment for the software company’s investment.

In addition, the LEK subsidiary has an investment in another (third party) air compressor entity (of 5% equity) as of January 31, 2007. This small investment is recorded as an investment account on the balance sheet at January 31, 2007. The investment is recorded at cost and no impairment is suggested.

The summary of two years Investments Accounts of L&L, as of January 31, 2007 and April 30, 2006 is as follows:

Item		Year	Historical	AS of	Increase		As of	Equity
		Purchased	Costs	4/30/2006	(exchange)	Divesture	1/31/2007	Ownership

L&L invested in:
Tech-H		2001	$400,500	$400,500		$0	$400,500	19.5%

LEK	subsidiary
invested in :
An Air Compressor Co.		2004	$62,422	$62,422			$62,422	5.0%

				$462,922			$462,922

The investment of L&L to the Tech-H company located at Chengdu, Sichuan Province, only has 19.5% equity share of the Tech-H company. Under the accounting standards, L&L does not calculate the income and loss of Tech –H on its consolidated financial statements. There are no dividends or distributions made by these two entities as of 1/31/2007.

NOTE 11. ACCRUALS AND OTHER LIABILITIES

Accruals and other liabilities consisted of the following as of January 31, 2007 and April 30, 2006:

Item	1/31/2007	4/30/2006

LEK-Accrual expenses :
a) Selling commissions
b) Office expenses	$137,115	$53,058
c) Staff salaries and benefits	113,260	41,524
d) other operation expenses	15,654	74,476
including audit fees

LEK-Accrual expenses :	169,931	169,058
LEK Purchase Payable	991,600	876,521
LEK Other short term Liabilities	122,853	109,572
KMC Payables	18,727	0
LEK - Welfare Payable	28,351	30000
L&L Payables	49,657	46571

Total	$1,477,217	$1,231,722

NOTE 12. LOANS DUE FROM A LEK CORPORATE SHAREHOLDER AND ITS AFFILIATES

These loans consisted of the following as of January 31, 2007: the LEK shareholder borrow money from the company during 2006.

Item		Note	1/31/2007	4/30/2006

Liuzhou No. 2 air compressor	(1)	(3)	$3,099,640	$3,838,469
Co, Ltd.
FLUID-MEC International	(2)	(3)	1,370,578	1,318,144
Holdings Co.

Total			$4,470,218	$5,156,613

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

(2): When the Registrant acquired LEK during the current year, an asset of LEK includes a loan of approx. $1,266,142 due from a corporation which owns a minority share of LEK’s affiliate. The loan is charged with 2% interest guaranteed by its shareholders and is due in December, 2007. According to the loan contract, the principal and interest will be due, and collected in December 2007.

(3): The notes are subject to paying interests only, until the full principal balances become due at maturity. As of 1/31/2007, no interest is needed to be paid according to the note agreement.

NOTE 13. BANK LOANS

Bank loans and bank line of credits used for the periods ended are summarized as follows:

Items		1/31/2007	4/30/2006

Bank loans
L&L		$213,846	$0
LEK subsidiary	(1)	1,939,712	2,528,090

Total		$2,153,558	$2,528,090

(1): Bank loan collateralized by the properties of the subsidiary approximately US$1,939,712 as of January 31, 2007. Interest is charged at 5.31% to 8.37% per annum. The loan interest is payable monthly. The Company’s loan balance excludes interest under this facility. Total interest the company paid for the quarter ended as of January 31, 2007 was $42,750. The principal of the bank loan is due in end of year 2006 and April 30, 2007.

The registrant received a loan from its major shareholder for short term purposes as working capital at no interest. The loan needs to pay out bases on demand.

NOTE 14. SEGMENT INFORMATION

The Company operations consist of two distinct segments: a) the LEK air compressors operations, and b) L&L consulting operation.

1) Sales Segment:

For the current period ended January 31, 2007, the LEK air compressors income represented 75% of the total consolidated sales. KMC energy income represented 25% of the total consolidated sales. Comparing with the prior year’s figures.

The sales segments are summarized as follows:

Sale Segments	Nine months ended 1/31/2007			Year ended on 4/30/2006

	Sales		Profit	Sales	Profit
Air compressors	$8,764,228	(81%)	$131,456	$13,026,143	$546,960
Energy-KMC	2,075,315	(19%)	86,693	0	0
Total	$10,839,543	(100%)	$218,149	$13,096,143	$546,960

The profit of $218,149 includes the allocation of L&L overheads. Company is formulating the JV with Sullivan Palatek to market US air compressors in China to increase the product portfolio, the air compressor segment will continue to be the dominant segment in the future.

2) Geographic Segment:

Despite the fact that, the Company’s operations are in two geographic locations: 1) in China, and 2) in the US. All income of the Company is generated in China. During the nine months ended January 31, 2007, LEK contributes sales of $8,764,228 to the Company and KMC contributes sales of $2,075,315. Both LEK and KMC are located in China.

During the current period, there is no concentration of LEK sales with any of its customers, suppliers, and accounts receivable.

3) Segment by Assets:

The Company’s assets consist of the following:

			(In $ Per Thousand)
			1/31/2007				4/30/2006

Assets	L&L	LEK	KMC	Consolidated	%	L&L	LEK	Total	%

Cash	14	516	142	672	3	31	1,212	1,243	5
Receivables	242	5,891	143	6,276	23	242	5,512	5,754	24
prepayment	665	3,565	2,217	6,447	24	907	3,103	3,759	16
Inventories		2,855	1,320	4,175	15		3,222	3,222	13
PP&E	423	2,098	25	2,546	10	470	2,333	2,803	12
Goodwill				1,592	6			1,592	7
Loan from		4,470		4,470	17		5,157	5,157	21
shareholder
Investment	1,993	62		463	2	7,528	62	463	2

Total Assets	3,337	19,457	3,847	26,641	100	9,178	20,601	23,993	100

Asset %	13%	73%	14%	100%		14%	86%	100%

NOTE 15. INCOME TAXES

The Company‘s main operations are located in China. The Company is subject to income taxes primarily in three taxing jurisdictions, including China, Hong Kong (under China sovereignty) and the United States. The income of the Company is mainly generated via its controlled LEK and KMC subsidiaries, controlled foreign entities located in China. As no cash or fund is repatriated from LEK or KMC to the US, the Company is not subject to the US federal taxation for both the current period and the prior year ended on January 31, 2007 and 2006, under subpart F, Income from controlled foreign company, of the US Internal Revenue Code.

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company due to the LEK acquisition, acquired a net operating loss carry forward of approx. $7,708,480 incurred in the past via LEK operations in China. In the period ended on January 31, 2007 and on April 30, 2006, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

As a result of the China operations, its local taxes payable in China at January 31, 2007 was $3,056,066 and at April 30, 2006 was $2,951,239. These payables related to local sales tax, local properties taxes, and miscellaneous tax liabilities of Chinese operation payable to Chinese local governments, and can be postponed temporarily. L&L, a US company, is in contacts with local municipal government, and is in a process to formulate a formal Sino-American joint-venture to bring in US management skills, US technology and capital to China, which benefit local communities. As according to the China law, a new joint venture may enjoy special Chinese tax rebates and treatments from the governments, thus there is a high probability that the local tax liabilities in China can be mitigated.

The income taxes incurred for the 3rd quarter ended January 31, 2007 was $22,837, and for April 30, 2006 was $98,253 respectively.

NOTE 16. RELATED PARTY TRANSACTIONS

None.

NOTE 17. STOCKHOLDERS’ EQUITY

The following events incurred in three months ended July 31, 2006:

Historically, .the Company offered its common shares with warrants in private placements under the Reg. D to the US accredited investors, to gain capital for acquisition activities in China in 2003 and 2004. The initial PPM offered at $2.50 per share with a warrant convertible at the same price. The share price increased to $3.25 as of January 31, 2007.

On July 14, 2004, the Company began to issue warrants at $1.25 per unit to raise capital through a private placement. Each unit of the warrant gives the holder the right to purchase the Company’s common stock at $2.00 per share. The Company has authorized the issuance of 800,000 warrants for this offering. For the period ended January 31, 2007, the Company has issued 285,000 units of warrants for $356,250 in the past.

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

The table below listed the Company’s warrants as of January 31, 2007.

WARRANTS
SUMMARY
			Beginning					Warrants	Ending
			balance	Activities Accumulated				Expired	balance

Type of Warrants	Date	Authorized	5/1/2004	Issuance	Split	Conversion	Exercised	4/30/ 2006	1/31/ 2007

		(Units)	(Units)	(Units)	(Units)	(Units)	(Units)		(Units)

Warrants (class A)
Re: Warrants on
PPM exercise price	2-2003	2,000,000	630,334	-	1,260,668	(490,800)	-	-	1,400,202
@US$2.50

Warrants (class B)
Re: Warrants on
PPM exercise price	2-2004	1,000,000	4,167	144,753	241,842	(42,003)	-	-	348,759
@US$3.00

Warrants (class C)
Re: Premium of
US$1.25 with
exercise price
@US$2.00	7-2004	1,000,000	-	285,000	570,000	(30,000)	-	-	825,000

Warrants (class D)
Re: Executive
exercise price	5-2004	1,100,000	-	40,000	80,000	-	-	-	120,000
@US$2.25

Warrants (class E)	5-2004	4,000,000	-	850,000	153,749	(0)	-	-	956,249
Re: Director
exercise price
@US$3.00

Total		9,100,000	634,501	1,319,753	2,306,259	(610,303)	0	0	3,650,210

See Note 20, Employee Stock Option Plan, for warrants (class D and Class E) issued to executive and director compensations.

NOTE 18. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding during the year. Under the treasury stock method of SFAS #128, the Company computed the diluted earning per share, as if all issued warrants were converted to common shares, and cash proceeds were used to buy back common shares. The following presents both basic and diluted earnings per share, for the two period ended on January 31, 2007 and 2006.

	Three Months	Three Months	Nine Months	Nine Months
	Ended January	Ended January	Ended January	Ended January
Item	31, 2007	31, 2006	31, 2007	31, 2006

Net Income	$117,613	$13,427	$218,149	$145,831
Number of Shares	19,241,328	18,497,454	19,241,328	18,437,562
Per Share - Basic	$0.006	$0.001	$0.012	$0.008

Effect of dilutive shares	205,543	538,367	216,360	538,367
Number of dilutive shares	19,446,871	19,035,821	19,457,688	18,975,929
Per Share - Diluted	$0.006	$0.001	$0.011	$0.008

NOTE 19. CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks located in China. Cash balances in these foreign locations are not insured as they do in the U.S. As of January 31, 2007, and April 30, 2006, the Company had uninsured bank cash balances of $672,087 and $1,242,797, respectively.

Financial instruments that also potentially subject the Company to concentrations of credit risks are primarily trade accounts receivable and common stock of its investors. The trade accounts receivable are due primarily from clients in China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 2, the Company does not believe that the carrying value of its investments is impaired at January 31, 2007.

NOTE 20. EMPLOYEE STOCK OPTION PLAN

The Company issued two types of warrants, one for executives (warrant class D), and the other for directors (warrant class E). Only directors and senior executives are entitled to receive warrants, as compensations for their services. See Note 18, Stockholders’ Equity for reference.

During the current year, no warrants are converted to common shares. As of January 31, 2007, total warrants authorized under Class D and Class E are 1,100,000 units and 4,000,000 units, respectively. During the period ended January 31, 2007, total units of warrants (class D) issued and warrants (class E) issued are 40,000 units and 850,000 units respectively.

Information relating to warrants outstanding and exercisable at January 31, 2007summarized by exercise price is as follows:

Weighted
	Number of			Weighted	Number		Weighted
Range of			Average
	Outstanding at			Average	Exercisable at		Average
Exercise			Remaining
	January 31, 2007			Exercise	January 31, 2007		Exercise
Price			Contractual
	(units)			Price	(units)		Price
Life

	Class D	Class E			Class D	Class E

$3.00	600,000	956,249	4 Years	$3.00	600,000	512,000	$3.00

During the current period ended January 31, 2007, the Company does not use its equity instruments to acquire goods or services, other than directors’ services and reward senior executives. None of the warrants issued are converted as of January 31, 2007.

The following table summarizes two types of warrants and exercise prices, as of January 31, 2007:

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

NOTE 21. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

The Company leases its Seattle office and Silver Valley facility in China under two separate long-term, non-cancelable leases, expiring in March of 2008 and July of 2007 respectively. The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises. Rental expenses for the period ended January 31, 2007 and 2006 were approx. $6,239 and $48,735 respectively.

The future minimum lease payments required under the operating leases is approx. $ 55,700.

NOTE 22. SUBSEQUENT EVENTS

None.

Part III

Item 8. Directors and Executive Officers a) Board of Directors

There is no change of board of directors as of January 31, 2007. See the Form 10-KSB for the year ended on 4/30/006 for details.

b) Executive Officer

There is no change of its Executive Officer as of January 31, 2007. See the Form 10-KSB filing for the year ended 4/30/2006 for details.

Item 9. Executive & Director Compensation

No executive, Board of the company takes salaries over $80,000 per year in 2006. The Company provides housing allowances to the CEO in 2003. The CEO did not take any cash salaries in 2003.

The Company issues 54,002 common shares to new member of Board of Directors as the 5-year service compensations. The issued shares cover a 5 year service period, if a director resigned prior the 5th year, the pro-rated shares may be repatriated back to the Company. All Board members, except Mr. D. Lee the founder, hold an insignificant amount of common shares of the Registrant as of January 31, 2007.

Warrants of the Company are issued to the Company directors (or former directors) to compensate director’s services. Warrants exercisable in the four years after issuance date are given free as an incentive for helping the Company to grow. There is no cash effect on both recipients of warrants. There is no taxable gain until a warrant is disposed for a gain. The conversion price of warrants to directors is the same as offered to the private investors. Except that Mr. Lee, founder & Chairman, owns 604,166 units of Warrants as of January 31, 2007. None of other directors has more than 200,000 units of warrants. None of the directors has exercised the warrants.

Item 10. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 31, 2007with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.

	Name of Beneficial	Amount and Nature
Class of Stock		of Beneficial	Percent
	Owner	Ownership

Common	Dickson Lee	7,650,000	39.9%
Common	Kathy C Au (1)	1,200,000	6.3%
Common	Li Xiang	1,200,000	6.3%
Common	Wu Yang	1,708,283	8.9%
Common	KMC	485,592	2.4%
Common	Other investors	6,918,583	36.1%

Total issued &		19,162,458	100%
outstanding

(1) Spouse of Mr. D. Lee

Item 11. Certain Relationships and Related Transactions

None

	Part IV

Item 12. Principal Accountant Fees and Services

Item	2007	2006

	Estimated
Audit Fee:
Audit-Related Fess (1)	$45,000	$39,000
Other fees	-	-

Total audit fees	$45,000	$39,000

(1): Representing estimated fees for related to the year-end audit. Amount excluding quarterly review fees.

Item 13. Exhibits and Report on Form 8-K

Please see SEC Form 8-K report filed in 11/2006 for details.

The following list describes the exhibits filed as part of this report on Form 10-KSB:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certificate of Chairman as Required by Rule 13a-14(a)/15d-14.

31.2	Certificate of Comptroller as required by Rule 13a-14(a)/15d-14.

32.1	Certificate of Chairman as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certificate of Comptroller as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d- 14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

L & L FINANCIAL HOLDINGS, INC.

Date: March 10, 2007

By: /S/ Paul W. Lee ---------------------- Paul.W. Lee Chairman

CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul W. Lee certify that:

1. I have reviewed this quarterly report on Form 10-QSB of L&L Financial Holdings, Inc for the three months ended January 31, 2007.

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

Date: March 10, 2007

By: /S/ Paul W.Lee ------------------------- Paul W. Lee Chairman

CERTIFICATIONS OF ACTING COMPTROLLER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dickson Lee, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of L&L Financial Holdings, Inc. for the three months ended January 31, 2007.

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

Date: March 10, 2007

By: /S/ Dickson Lee ------------------------------------------- Dickson Lee Acting Comptroller

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

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Paul W. Lee, L & L Financial Holdings, Inc. (the "Company"), hereby certify, to my knowledge, that:

(1) The Company's 3rd quarter Report on Form 10-QSB for the year the 3rd quarterly ended January 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 10, 2007

By: /S/ Paul.W. Lee ------------------------ Paul W. Lee Chairman

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

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Dickson Lee , L & L Financial Holdings, Inc. (the "Company"), hereby certify, to my knowledge, that:

(1)The Company's quarterly Report on Form 10-QSB for the quarterly ended January 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.

Date: March 10, 2007

By: /S/ Dickson Lee -------------------------- Acting Comptroller

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.