Form 10KSB
period 2007-04-30
L & L FINANCIAL HOLDINGS INC
filed 2007-08-16
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 --------------------------- FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32505

L & L FINANCIAL HOLDINGS, INC. ------------------------------------------------------

(Exact name of small Business Issuer as specified in its charter)

NEVADA	90-2103949
--------------------------------------------------------------------------------	----------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

720 Third Avenue Suite#1611, Seattle, WA	98104
------------------------------------------------------------	--------------------
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (206) 264-8065

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.001 par value (Title of class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for most recent fiscal year ended April 30, 2007 were $19,005,995.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2007 there were 19,273,248 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [ ]	No [X]

L & L FINANCIAL HOLDINGS, INC.

2007 Form 10-KSB Annual Report

Table of Contents

		Page
PART I
Item 1.	Description of Business	3
Item 2.	Description of Property	4
Item 3.	Legal Proceedings	4
Item 4.	Submission of Matters to a Vote of Security Holders	4

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	5
Item 6.	Management's Discussion and Analysis or Plan of Operation	5
Item 7.	Consolidated Financial Statements	15
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31
Item 8A. Controls and Procedures		32

PART III
Item 9.	Directors and Executive Officers	33
Item 10.	Executive Compensation	33
Item 11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	33
Item 12.	Certain Relationships and Related Transactions	34

PART IV
Item 13.	Principal Accountant Fees and Services	35
Item 14.	Exhibits Report on Form 8-K	35

Signatures		35

When we use the terms "we," "us," "our," "L & L" and "the Company," we mean L & L FINANCIAL HOLDINGS, INC., a Nevada corporation, and its subsidiaries.

This report contains forward-looking statements that involve risks and uncertainties. Please see the sections entitled "Forward-Looking Statements" and "Risk Factors" below for important information to consider when evaluating such statements.

PART I

Item 1. Description of Business

L & L Financial Holdings, Inc. (“L & L”, or the “Company”) is a twelve years old company, started its operations in 1995. The Company acquires established private companies, then uses its American management skills and US accounting knowledge to operate and improve operations for growth. It focus on China’s energy and power sector and has over the years, build up its ownership with majority equity interest in two energy and power subsidiaries - LEK, (Liuzhou Liuerkong Machinery Co., Ltd), an air compressor subsidiary, and KMC, an energy (coal) consolidator in China. It intends to continue acquiring other energy related companies in the future.

To improve the sales and profits of LEK and KMC, the Company recruited professional accountants, engineers, consultants and assigned them to improve the operations of the two subsidiaries. The Company also has identified an American strategic partner, Sullivan Palatek, to provide US technology, and skills to expand the Company’s existing power operations in China.

AVAILABLE INFORMATION

The Company files annual, quarterly and special reports, and other information with the Securities and Exchange Commission, or the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov.

History of the Company

In 1995, the Company began its operations to provide corporate finance and financial consulting services. In 1997, the Company expanded the operations into China and purchased a prime office in downtown area of Shenzhen City, as its China operational center. In September 1998, the Company assisted Chinese Companies to list on the US capital markets. In February of 1999, the Company's founder was appointed as a judicial member of the Insider Dealing Tribunal of Hong Kong conducting legal inquiries on companies violated the Insider Dealing Ordinance of Hong Kong. In February of 2000, the Company shifted its focus from a consulting firm to acquire established companies in China. In May of 2001, L & L became a SEC public reporting company in the US. In April of 2002, the Company together with China Development Institute (CDI), a China think-tank, began its jointly acquisition project in China. To gain hands-on experience in dealing with China business decision makers, the Company acquired a minority equity of a software company in Chen-Do City, China. During 2002, the Company was appointed as an Economic Advisor by the municipal government of Tong Shan City, Ho-Bei Province of China. In 2004 and 2005, the Company acquired 60.4% equity interest of a power (air compressor) company, LEK. In 2005, the Company obtained the talents, including Mr. J. Borich, a former US Consul General at Shanghai of China as a Board Member. In October of 2006 the Company invited Dr. Art Chan, PhD from MIT, and a former G.E. executive as the Technology Advisor. Backboned by the Chinese Americans professionals, the Company continues to identify talents to assist its growth. To ensure the company's growth, L&L Board of Directors in August of 2006 elected Mr. Paul W. Lee, a US insurance company owner, as the Chairman, and elected Ms. Shirley Kiang as the new Vice Chairperson of the Board. The Board also approved an establishment of a Board of Advisors thus recruit additional talents to the Company. For more information, please see prior SEC filings and visit the Company’s website at www.lnlinvestment.com.

The Company Corporate Structure

As of April 30, 2007, L & L is based in Seattle, Washington with two (2) operating subsidiaries; the LEK subsidiary (with 60.4% equity holding), and the KMC subsidiary (with 60% equity holding), and a ShenZhen administrative office, located at ShenZhen city, south China. The ShenZhen office coordinates the operations of the LEK and KMC subsidiaries and conducts research and due diligence to identify and screen new business opportunities in China. The Company also assigns staff to improve subsidiaries operations, internal controls, and inventories efficiency. With its China-in-Country experience developed over the years and the Chinese language skills, the Company team is able to communicate with the Chinese communities carrying out its growth strategies. A new 100% owned US subsidiary, L&L Financial, LLC was strategically incorporated on June 20, 2006. This LLC entity is inactive at the present time.

Acquisitions and Dispositions of Business Entities in China

The Company is to use the American management skills, and technology to leverage on the continuing economic growth in China. Starting in 2002, the Company has invested in certain Chinese private business entities in small scales, to gain hands-on knowledge of operating in China. In 2004 and 2005, L & L made a purchase 60.4% of equity interest of the LEK, a power (air compressor) company, located in Liuzhou City of south China. LEK has approx. three hundred (300) workers and employees as of April 30, 2007. It engages in product design, development of various power (air compressors), mainly the piston-type, with some screw-type and air-dryers at the ratio of 9:1 respectively. LEK has a niche product, the oil-free (non-lubricant) large power compressor which is ranked as the 3rd in China. The Company discontinued LEK small scale of plastic injection molding operations at the end of April 30, 2007 (see details below), to focus on the power business. All LEK sales are made in China as of April 2007. Detailed LEK purchase price and conditions are filed with the SEC in 2004 and 2005. Please refer to the SEC filings for details.

China lacks petroleum and need to heavily rely on coal as its energy source. As China continues to grow, demands for coal continue. The coal prices in China and gone up about 100% in the past few years. In October 30, 2006, the Registrant acquired 60% of equity interest of KMC (Kunming Biaoyu Industrial Boiler Co., Ltd) to enter into the China energy sector. KMC is an energy (coal) company, located in Yunnan Province of China. KMC is a 10 years old, private company managed by the Chinese professors who become entrepreneurs. KMC is used as a basis to further carry out the Company’s business objective. The consideration of the acquisition is US$ 1,578,173. Acquisition information has filed with the SEC in 2006 and 2007. Please refer to SEC filings for details.

Item 2. Description of Properties

As of April 30, 2007, the Company occupies a corporate office (approx. 1,800 sq ft) located at 720 Third Avenue, Suite# 1611, Seattle, Washington 98104. The Seattle office property is held under a long term operating lease. The Company rents an office property (approximately 2,000 sq ft) located at Suite #2503, United Plaza, Shenzhen city, Guangdong Province, China. The office is on the 25th floor of a major 62 stories building, about one hour away by car from Hong Kong Island. The Company also occupies a villa (approximately 2,700 sq ft) at Silver Valley of ShenZhen City, under a long term operating lease. This villa serves as a marketing and operational center of the Company. As of January 31, 2007, the LEK subsidiary, owns three sales offices located at: a) Suite 403 & 404, Guichen Haisan Road, Nahai City, Guangdong, China (approx. 1,400 sq. ft.); b) Suite #1, Guichen Haisan Road, Nahai City, Guangdong, China. (approx. 2,005 sq. ft.), and c) Room 102, Pujian Road, Shanghai, China office (approx. 1,650 sq. ft.). The LEK subsidiary also has three manufacturing facilities with one warehouse (approx. 100,700 sq. ft in total.) located at Suite #39, Long Pang Road, Liuzhou, GuangXi, China. In addition, the KMC subsidiary owns two offices located at: a) 2nd floor, No.1 office building, Donghua office, No 19 Bailong Road, Kunming City of China (approx. 1,937 sq. ft.); b) 26 Jincheng Road, Zhong’an Township, Fuyuan County, Yunnan, China (approx.2,260 sq. ft.).

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

Despite that Company is a SEC public reporting entity, as of April 30, 2007 the Company is a privately held company. Its common shares and warrants are not publicly traded. There is no public market for the Company's common stock and warrants. The Company retains a lawyer, a securities firm and starts the process of getting its common shares publicly traded on a US stock market, OTC-BB.

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

Sales of Securities

As of April 30, 2007, the Company relying on Reg. D exemption sells it securities and accepted existing shareholders’ warrant conversion of 452,101 shares, with the amount of $367,249. The purchase of new shares are in small amount from the Company’s Advisors.

Three (new) to One (old) Split of the Company’s securities in 2004.

Historically, L & L in the past had made a three (new) for one (old) split of its securities in 2004, to ensure there are sufficient common shares outstanding for its public float. Total units of warrants issued before the split date were also increased in 2004. The Company does not have any other securities split since 2004.

Status of Equity Securities

As of April 30, 2007, the Company has authorized preferred shares of 2.5 million. None of the preferred shares are issued and outstanding. In addition, the authorized common shares of the Company are 120 million with authorized warrants of 9.1 million. (See below for details).

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

Plan of Operation

China has been experiencing high economic growth at about 10% of its GDP per year in the past years. The Company researches identifies that China does not have sufficient oil reserve and need to rely coals and cokes as its energy (and power) sources. If China economy continues to grow, the China energy/power sector will continue in good demands. The Company acquired KMC coal operations in 2006 and continues focus on the energy and power sectors to acquire and expand the operations. The Company also utilizes the US technology, management skills to increase its competitiveness in China. In doing so, the Company plans to seek capital funding via investment institutions and to restructure its business, whenever deemed necessary, to meet its growth objectives.

The following are major operational activities incurred during the year ended April 30, 2007:

  Formulating a new LSP Technologies Inc. – As China economy continues to grow, a new high-end market is developing. The Company has been in discussions with a US air compressor company, Sullivan Paletak of Michigan City, Indiana, to market and assemble the US high-end, energy efficient rotary compressors in China, to complement its LEK subsidiary’s low-end, piston compressors. In doing so, the Company has received Sullivan Palatek sole distributorship during the current year, to market its products and technology in China and is securing a 60,000 square feet facility to start the new LSP Technologies Inc. The LSP Technologies is to locate in the same city of LEK (in Liu Zhou, China) and is only few miles away form LEK facility. As of April 30, 2007, some details terms of the new LSP Technologies are still negotiating.
  Divesture of LEK's non-core operations – In a one RMB (yuen) cash transaction, LEK split its non-core business (a plastic injecting operations) to a local business associate on April 30, 2007. This is an effort to focus on the Company’s energy and power business. . See below for more information.
  The KMC mining right sold – As the energy (coal) is in greater demand with better prices, KMC sold a coal mine access right (a eight-year-mining-access-right) of the coal well of the the Da-Ya-Kou Coal Mine in China, to a business associate for approx. US $2.5 million (or RMB 19,5 million) on April 28, 2007. Consequently, KMC received added cash to better operate its coal consolidation business. As China economy continuing to grow with inflated coal prices, KMC require additional working capital to operate energy business. Raising cash will be important to enhance its coal sales.
  As of April 30, 2007, the Company has been discussing to acquire a large scale, coke (a high calorie coal) refinery facility with 900,000 tons of annual coke manufacturing capacity, located in the same location as the KMC coal subsidiary in China. The conclusion of the acquisition depends on if the Company could raise approx. $20-25 million of capital.
  The Company has submitted its application with intent to get its common stock public traded, and invites talents and institutional investors to join the Company.

It should be aware that any investment made in overseas, especially in China, has higher degree of risks than that in the US. The Company tries to mitigate risks by recruiting professionals and senior managers when its financial resources become feasible to do so.

Results of Operations

1) During the current year ended April 30 2007, the Company made approx. 45% increase of its sales to $19,005,995 from its prior year sales of $13,096,143 of the year ended April 30 2006.

2) During the current year ended on April 30, 2007, the Company profit also increased approx. 91% for the current year ended on April 30, 2007 of $1,302,063 from $682,820 for the prior year ended on April 30 2006.

3) As of April 30, 2007, the Company controls both LEK and KMC operations, despite only owns 60.4% equity of LEK and 60% of KMC equity. The Company's consolidated financial statements prepared in accordance with the US generally accepted accounting principles (US GAAP)., had removed minority interests from the profit belonging to the minority shareholders of LEK and KMC, which are 39.6% and 40% respectively, from the Company’s net profit. Consequently, the Company consolidated results of operations appear to have a much lower profit margin than had the Company could reflect the entire operation profit as its bottom line. To reflect its true results of operation and improve its profit, the Company intents to acquire the entire equity of the two subsidiaries when it is feasible to do so.

Total Revenue:

The Company recorded revenue of $19,005,995 for the year ended April 30, 2007, comparing to $13,096,143 for the year ended April 30, 2006. The increase of $5,909,852 (or of 45%) for the year ended on April 30, 2007 was a result of KMC operation which was acquired during the October of 2006.

Total Operating expenses:

Total operating expense of $3,451,228 incurred in the current year ended April 30, 2007, representing a increase of $140,690 (or 4%) as compared to $3,310,538 over the same period of 2006. The small cost increase is due to the KMC operations, which was recorded the first time in the current year ended on April 30, 2007.

Interest expenses:

Interest expenses of $220,744 for the current year ended April 30, 2007 represented an increase of $185,628 (or 528%) from $35,117 for the prior year ended in April 30, 2006. The increase reflected the bank loan of LEK and KMC subsidiaries.

Minority Interest:

The Company owns 60.4% and 60% of equities of the LEK and KMC subsidiaries as of April 30, 2007, while the company owns only 60.4% equity of the LEK subsidiary as of April 30, 2006. As the Company consolidated its operation with the subsidiaries, a Minority Interest account is shown on the income statement as a reduction of income, in the amounts of $ 1,128,831, $853,532 for the years ended on April 30, 2007, and 2006 respectively.

Net Income:

Net income increased by $ 647,220 (or 118%) during the current year ended April 30, 2007, comparing $546,960 for the same period in 2006.

Change in Liquidity and Capital Resources:

The following factors affected the Company’s liquidity status and capital resources:

From the operating activities: Net Cash used in operating activities was $528,381 during the current year ended April 30, 2007. When compared it to net cash used of $2,114,783 in 2006. This represent a improvement of using ‘less cash’ of $1,586,402 (or 75%) during the current as comparing to that of the prior year. The cash improvement incurred during the current year is due to combined effects of an increase of the current year operating profit of both LEK and KMC operation by $1,257,744; increase of tax payable by $885,062 and KMC prepayments of $5,740,612 to coal suppliers, coal washing facilities required to do business in the energy industry. The Company's operating cash flow is highly dependent upon its ability to bill for the LEK and KMC sales and collect these LEK and KMC billings in a timely manner.

Investing activities: Net Cash provided by investing activities was $591,383 during the current year ended on April 30, 2007, while $694,366 generated in the same period in 2006.

Financing activities: Net cash used in financing activities was $222,764 for the current year ended April 30, 2007, while $537,595 was provided as cash for the same period in 2006. The significant decrease of cash $760,359 (or 141%) was primarily due to the repayment of bank line of credit.

The current assets of the Company were $19,069,947 and $13,978,212 for the current year ended on April 30, 2007, and for the prior year ended on April 30, 2006, respectively. The increase in current assets of $5,091,735 (or 36%) was primarily due to the increase of KMC prepayment of approx. $5.2 million. The following factors also influence the asset increase: LEK account receivable increase of $890,056, LEK cash decrease of $367,997, LEK inventory decrease of $539,129, and LEK prepayment and spin off LEK molding facilities made in the current year.

The current liabilities were $10,709,594 and $9,804,633 for the current year ended on April 30, 2007, and the prior year ended on April 30, 2006 respectively. The current liabilities increase of $904,961 is less than 10% (9.2%) comparing to the last year, due to primarily LEK tax payable of $885,062.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

The Company's current ratio (current assets divided by current liabilities, a ratio used to determine the Company's ability to pay its short-term liabilities) is 1.78 as of April 30, 2007, compared to 1.43 in the fiscal year ended on April 30, 2006. As a general rule, the higher the current ratio, the more likely the Company will be able to pay its short-term bills.

Critical Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S. In doing so, we have to make estimates and assumptions based on U. S. generally accepted accounting principles (“US GAAP”). Many of our estimates and assumptions involved in the application of GAAP may have a material impact on reported financial condition, and operation performance and on the comparability of such reported information over different reporting periods. The nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters of the susceptibility of such matters to changes; and the impact of the estimates and assumptions on financial condition or operation performance may be material. The reason the uncertainties involved in may be that there is an uncertainty attached to the estimated or assumption, or it just may be difficult to measure or value.

As the assumptions for specific sensitivity to change, based on other outcome that are reasonably likely to occur and would have a material effect on financial condition or operating performance, that these estimates/assumptions may likely to be changed in the future under the current conditions, which may affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities.

Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

The following accounts my require estimates in computing the balances:

Revenue - The Company's revenue recognition policies are in compliance with Staff accounting bulletin when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

Use of Estimates - The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Based on the past experience, these estimates are reasonably accurate, may have not been changed, and it is our best belief that these estimates are reasonably not likely to be changed in the future under the current circumstances. Actual results could differ from those estimates.

Stock-Based Compensation: The Company issued warrants to compensate directors and executive in accordance with Accounting Principles Board Opinion (¡°APB¡±) No. 25, Accounting for Stock Issued to Employees, and provides the pro forma net earnings and pro forma earnings per share disclosures for employee stock warrants granted, as if the fair-value-based method defined in Statement of Financial Accounting Standards (¡°SFAS¡±) No. 123, Accounting for Stock-Based Compensation, had been applied. In accordance with APB No. 25, compensation expense is recorded on the date a warrant is granted only if the current market price of the underlying stock exceeds the exercise price. The Company has issued two types of warrants (Class D, and Class E). As of April 30, 2005, no options have been granted.

The Company from time-to-time may grant restricted stock to employees and executives to award their services. Compensation cost if any, is to be charged as expenses on the grant date.

The Company follows SFAS 123 and Emerging Issues Task Force (¡°EITF¡±) Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under SFAS 123, stock compensation is based on the fair value of such instruments. The Company made additional disclosure on Note 22; Employee Stock Option Plan.

a) Pro Forma Net Income and Earning Per Share:

Under SFAS 123, the Company's net earnings, and earning per share are adjusted to the pro forma amounts for the years ended April 30, 2007, and 2006, as follows:

(Per $ thousand)	Twelve months period ended
	4/30/2007	4/30/2006

Net income - as reported	$1,302	$547
Stock-Based employee compensation
Expense included in reported net income, net of tax
Total stock-based employee compensation expense
determined, under fair- value-based method for
all rewards, net of tax

Pro forma net profit	$1,302	$547

The fair value of the options granted in the year ended April 30, 2007 was determined based on the minimum value method. That calculation assumed no dividends, 5 year lives and risk free interest rate of 3.25% .

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the years ended April 30, 2007 and 2006.

Recently Issued Accounting Standards ¨C In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123R is effective for the first interim or annual reporting period of the Company¡¯s first fiscal year beginning on or after December 15, 2005 The adoption of SFAS No. 123R is not expected to have a material effect on the Company¡¯s financial position results of operations.

In December 2004, the FASB issued SFAS No. 153 ¡°Exchange of Non-Monetary Assets ¨C an Amendment of Opinion No. 29¡± to amend APB No. 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. adoption of SFAS No. 153 is not expected to have a material effect on the Company¡¯s financial position or of operations.

In March 2005, the SEC staff issued Staff Accounting Bulletin (¡°SAB¡±) No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if pronouncement does not include specific transition provisions, and it changes the requirements for accounting and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to periods¡¯ financial statements. This statement is effective for accounting changes and correction of errors made fiscal years beginning after December 15, 2005.

SFAS 155 ¨C ¡®Accounting for Certain Hybrid Financial Instruments¡ªan amendment of FASB Statements No. and 140¡¯

This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, ¡°Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.¡±

This Statement:

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

SFAS 156 ¨C ¡®Accounting for Servicing of Financial Assets¡ªan amendment of FASB Statement No. 140¡¯

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

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a service elects to subsequently measure at fair value.

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

Foreign currency translation - The foreign subsidiaries maintain their financial statements in the local currency which has been determined to be the functional currency. Substantially all overseas operations are conducted in China, using the functional currencies Renminbi (RMB). Assets and liabilities denominated in the foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in the results of operations.

Contractual Obligations

During the year ended April 30, 2007, the contractual obligations are as follows:

A renewable operational lease in Seattle office located at 720 3rd Ave. Suite 1611, Seattle, WA 98104. The current lease commenced on March 8, 2004, and will be terminate on March 31, 2008. The amount of monthly rent is $2,147.67, with a security deposit of $2,261.33. An operational lease for our China operation is located in Silver Valley, ShenZhen City, GuangDong, China. The current monthly payment is approx. $2,000. The lease expires in January 2008, can be renewed with approximately the same rental cost.

     The rent expense for the past years ended April 30, 2007 and 2006 were in the amounts of approx. $48,735 and approx. $48,735 respectively. Please see NOTE 21. COMMITMENTS AND CONTINGENCIES on page 31 for disclosure.

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

4.	Uncertainty of exchange rate of Chinese Currency (RMB) to the US Dollars

Currently, the Chinese RMB currency is set at a fixed rate against the US dollars and other foreign currencies. RMB is not freely exchanged in the global markets. The Chinese currency is considered by many to be under valued against other foreign currencies, and the US dollars. The Chinese RMB thus may appreciate against the US dollars. RMB valued was increased by 2.2% in the summer of 2005, and the trend of further appreciation of RMB against US dollars may continue in 2006 and possibly in 2007. When and if the Chinese Government allows a floating exchange rate, it is expected the RMB will appreciate more in its value. The United States has requested that China allow its currency exchange rate to float freely. Implications of currency fluctuation may or may not be favorable to the Company and its investments in China.

5.	Reliance upon Key Management

The future success of L & L's investments in China is dependent on the Company’s management team, including Paul W. Lee, Company’s Chairman and its other team of Chinese America professionals, advisors, who speak the languages, understands culture differences, legal, and US business practices.

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

6.	Some Director and Officers may reside outside United States

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

7.	Insurance Coverage in China

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

8.	Chinese Legal System/Enforcement of Agreements, Including Acquisition Agreements in China.

Despite China has its own enforcement agency, securities regulators, the Chinese Legal System is in a developmental stage. In addition, the existing Chinese laws generally are not enforceable to the same extent as that in the US. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, resulting in significant uncertainty as to the outcome of any litigation in China. Consequently, there is a risk that should a dispute arise between the Company and any party with whom the Company has entered into a material agreement in China, the Company may be unable to enforce such agreements under the Chinese legal system. Chinese law will govern almost all of the Company's acquisition agreements, many of which may also require the approval of Chinese government agencies. Thus, the Company cannot assure investors that the target business will be able to enforce any of the Company’s material agreements or that remedies will be available outside China.

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

Neither the Registrant nor the Chinese shareholders of LEK, KMC from whom the Registrant acquired shares of LEK have made registration with SAFE in connection with the LEK, KMC transactions. While it is unclear to what extent the regulations is applied to the Registrant, the Registrant believes that Circular 75 may likely be further clarified by SAFE, in writing or through oral comments by officials from SAFE, or through implementation by SAFE in connection with actual transactions.

As discussed, the Company is in a process of formulating a new company, LSP. It is believed that when the new LSP joint venture is consummated by the Company, the apparent concern over LEK, if any, may be resolved.

Risks Associated with the Company's Business Strategy Contemplating Growth may need more capital

As the Company continues to grow quickly, if intends to improve its operations by acquiring other businesses, it requires capital infusions. Under the strategies, the ability to grow through such acquisitions and joint ventures will depend on its availability of additional fund, suitable acquisition candidates at an acceptable cost, our ability to compete effectively to attract and reach agreement with acquisition candidates or joint venture partners on commercially reasonable terms, the availability of financing to complete larger acquisitions or joint ventures. In addition, the benefits of an acquisition or joint venture transaction may take considerable time to develop and we cannot assure investors that any particular acquisition or joint venture will produce the intended benefits. Moreover, the identification and completion of these transactions may require us expend significant management and other resources.

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

As of April 30, 2007, there were approximately 19,273,248 shares of our common stock outstanding. Please refer to the Statement of Shareholders Equity for details.

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

We also expect these developments in additional to the existing securities rules and regulation to make it more difficult and more expensive for the Company to attract and retain additional members of the board of Directors, and additional executive officers. In the worst case, at the expenses of increasing securities laws and regulations, the Company may not be able to continue to maintain its status as a US public company and to seek listing in a market outside the United States.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders L & L Financial Holdings, Inc. Seattle, Washington

We have audited the consolidated balance sheets of L & L Financial Holdings, Inc. and Subsidiaries as of April 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of L & L Financial Holdings, Inc. and Subsidiaries as of April 30, 2007 and 2006 and the results of operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Jaspers + Hall, PC August 14, 2007 Denver, Colorado

The audited Consolidated Financial Statements of the Company and its subsidiaries of the current year ended at April 30, 2007 are also reported in Item 14.

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED April 2006 AND 2007

	April 30, 2007	April 30, 2006
ASSETS
CURRENT ASSETS:
Cash	$885,229	$1,242,797
Accounts receivable, net	8,006,748	7,150,187
Bad debt provision-AR	(1,360,440)	(1,398,767)
Notes Receivable	350,551	2,497
Prepayments and other receivable	8,105,000	3,759,461
Inventories	3,197,420	3,373,447
Provision of inventories-obso	(114,561)	(151,410)

Total current assets	19,069,947	13,978,212

PROPERTY AND EQUIPMENT, net	2,585,989	2,803,613
GOODWILL	1,591,704	1,591,704
LOAN TO LEK BUSINESS ASSOCIATES	4,313,071	5,156,613
INVESTMENTS	464,602	462,922

Total long term assets	8,955,366	10,014,852

TOTAL ASSETS	$28,025,313	$23,993,064

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,835,289	$2,948,767
Accrued and other liabilities	1,401,541	1,231,722
Taxes payable	3,836,301	2,951,239
Customer deposits	713,386	144,815
Bank loan and bank line of credit	1,923,077	2,528,090

Total current liabilities	10,709,594	9,804,633

TOTAL LIABILITIES	10,709,594	9,804,633
MINORITY INTEREST	6,919,257	5,055,740
STOCKHOLDER'S EQUITY:
Preferred stock, no par value, 2,500,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 120,000,000 shares
authorized and 19,273,248 shares issued and outstanding	19,273	18,656
Paid-in Capital	9,147,847	8,165,352
Due to/(from) controlling shareholder	-	12,309
Deferred stock compensation	(147,667)	(158,667)
Foreign currency translation	107,883	135,860
Retained Earnings	1,269,126	959,181

Total stockholders' equity	10,396,462	9,132,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,025,313	$23,993,064

The accompanying notes are an integral part of these consolidated financial statements

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED APRIL 30, 2006 AND 2007

	04/30/2007	04/30/2006

REVENUES
Sales	$19,005,995	$13,076,143
Consulting Income	-	20,000

TOTAL REVENUES	19,005,995	13,096,143
Cost of Goods Sold	15,113,473	9,249,202
Consulting Expenses	78,189	95,006

Total Cost of sales	15,191,662	9,344,208

Gross profit	3,814,333	3,751,935

OPERATING COSTS AND EXPENSES:
Personnel costs	283,967	1,521,460
Selling / General and administrative expenses	3,167,261	1,789,078

Total operating expenses	3,451,228	3,310,538

OTHER EXPENSES/(INCOME):
Interest expense/(income) net	220,744	35,117
Other income (net)	(3,237,978)	(1,092,465)

Total other expenses/(income)	(3,017,234)	(1,057,348)

INCOME/(LOSS) BEFORE INCOME TAXES AND MINORITY
INTEREST	3,380,339	1,498,745
LESS PROVISION FOR INCOME TAXES	1,057,329	98,253

INCOME BEFORE MINORITY INTEREST	2,323,010	1,400,492
LESS: MINORITY INTEREST IN CONSOLIDATED
SUBSIDIARIES	1,128,831	853,532

NET INCOME	1,194,179	546,960

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	107,883	135,860

Total other comprehensive loss	107,883	135,860

COMPREHENSIVE INCOME	$1,302,062	$682,820

NET INCOME PER COMMON SHARE ¨C basic	$0.068	$0.003

NET INCOME PER COMMON SHARE ¨C diluted	$0.066	$0.003

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING ¨C basic	19,273,248	18,486,601

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING ¨C diluted, under treasury stock method	19,684,988	19,024,968

The accompanying notes are an integral part of these consolidated financial statements

L&L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED April 30,2007 and 2006

	Year 2007	Year 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,194,179	$546,960
Adjustments to reconcile net income to net cash
Add: Minority interest income	1,128,831	853,532
provided by / (used in )operating activities:
Depreciation and amortization	203,395	200,642
Amortization for deferred compensation	41,000	21,333

Provision of inventories	(36,849)	(719,805)
Provision for doubtful accounts (bad debt)	(38,328)	406,999
Changes in assets and liabilities (net of business
acquisition):
Accounts receivable	(856,561)	(1,297,055)
Note Receivable	(348,054)	64,517
Inventory	176,027	1,258,934
Prepaid and other assets	(3,501,997)	(2,761,385)
Accounts payable	455,095	(1,544,743)
Accrued liabilities and other liabilities	169,819	(29,024)
Taxes payable	885,062	884,312

Net cash (used in)/provided by operating activities	(528,381)	(2,114,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal property and equipment	120,359	694,366
Cash from subsidiary-KMC	301,195	-

Net cash (used in)/provided by investing activities	421,554	694,366

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales and subscriptions(net)	382,249	69,598
Net borrowings/ repayments on bank line of credit	(605,013)	467,997

Net cash (used in)/provided by financing activities	(222,764)	537,595

FOREIGN CURRENCY TRANSLATION	(27,977)	146,948

INCREASE/ (DECREASE) IN CASH	(357,568)	(735,874)

CASH, BEGINNING OF YEAR	1,242,797	1,978,671

CASH, END OF YEAR	$885,229	$1,242,797

L&L Financial Holdings, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY

For the years ended April 30, 2003, 2004, 2005, 2006 and 2007

			Additional	Deferred		Foreign
Common Stock			Paid-in	Compen-	Retained	Currency
	Shares	Amount	Capital	sation	Earnings	Translation Total
Balance
4/30/2003	15,263,940	$15,264	$987,005	(31,065) $108,614		(6,777) $1,073,041

Cancellation of
shares	(474,540)	(475)	(89,850)			(90,325)

Common stock
Issued for cash	1,880,502	1,881	909,264			$911,145

Amortization of deferred
stock compensation				3,420		$3,420

Foreign currency
translation adjustment						(2,240) (2,240)

Warrants issued
for director compensation			10,000			$10,000

Net Profit					12,931	$12,931

Balance
4/30/2004	16,669,902	$16,670 $1,816,419		(27,645) $121,545		(9,017) $1,917,972

Issuance of common
stock for cash	409,262	409	262,974			$263,383

Issuance of common stock
For warrants conversion	562,803	563	336,139			$336,702

Issuance of common
stock for acquisition	1,442,424	1,442	4,325,830			$4,327,272

Cancellation of common
stock related to rescinded
investment	(750,000)	(750)	(236,250)			(237,000)

Issuance of common stock
for director fees	50,000	50	149,950		(150,000)	-

Issuance of common stock for
director fees due to stock	4,002	4	(4)			-

Forfeiture of common
stock awards	(160,834)	(160)	(85,130)	85,290		$0

Amortization of deferred
compensation				12,355		$12,355

Purchase of warrants for cash			356,250			$356,250

Foreign currency
translation adjustment						(2,071) (2,071)

Net Profit					290,676	$290,676

4/30/2005	18,227,559	$18,228 $6,926,178		(80,000) 412,221		(11,088) $7,265,539

			Additional	Deferred		Foreign
Common Stock			Paid-in	Compen-	Retained	Currency
	Shares	Amount	Capital	sation	Earnings	Translation Total
Balance
4/30/2005	18,227,559	$18,228 $6,926,178		(80,000) $412,221		(11,088) $7,265,539
Issuance of common
stock for cash	23,999	24	69,574			$69,598
Issuance of common	265,859	266	797,311			$797,577
stock for LEK acquisition
Issuance of common	138,334	138	384,598			$384,736
Stock for service
Deferred compensation				(100,000)		(100,000)
for service
Amortization of deferred
compensation				21,333		$21,333
Foreign currency
Translation adjustment						146,948 $146,948
Net Profit					546,960	$546,960
4/30/2006	18,655,751	$18,656 $8,177,661		(158,667) $74,947 $135,860 $9,132,691

Issuance of common
stock for cash to advisors	4,615	5	14,995			$15,000
Warrants converted to shares 452,101		452	366,797			$367,249
Issuance of common
stock for KMC acquisition	485,592	485	1,577,688			$1,578,173
Issuance of common	10,500	10	31,616	(30,000)		$1,626
Stock for service
Deferred compensation
for service	0	0	6,980			$6,980
Amortization of deferred
compensation				41,000		$41,000
Shares reconciliation	(335,311)	(335)	335			0
Adjustment - split of
Plastic injector			(1,028,225)			(1,028,225)
Foreign currency
Translation adjustment						(27,977) $(27,977)
Net Profit					1,194,179	$1,194,179
4/30/2007	19,273,248	$19,273 $9,147,847 $(147,667) $1,269,126 $107,883 $10,396,462

The accompanying notes are an integral part of these consolidated financial statements

L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED APRIL 30, 2007 AND 2006

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L Financial Holdings, Inc. (the “Company office”) is located in Seattle, Washington. The Company’s China operations are supervised by its ShenZhen office, located at ShenZhen City of south China. The Company’s majority revenues are generated from its subsidiaries, LEK and KMC, which the Company owns 60.4% and 60% of the equity respectively, as of July 31, 2007. LEK is a manufacturer of industrial air compressors located in GuangXi of China, while KMC is an energy related coal consolidator in Yunnan of China.

The Company started its operation in 1995. The Company focuses on acquisitions of established manufacturing companies with growth potential in China. The Company intends to continue acquire at least 51% equity control over its investments in private, energy and power related Chinese businesses when fund are available. Management believes that the Company can utilize management practices and technologies common in the United States, to restructure and better manage these businesses, improving efficiency and profitability. The Company intends to use its networks and personnel in China and the United States to market its goods and services. During the year, the Company had streamlined its operations, including divesture of non-core power business (a plastic molding injectors) of LEK, and a mining access right of KMC, and establishment of L&L Financial, LLC in Seattle, and Mary Ltd. in Hong Kong for operational purposes.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: L & L Investments Holdings, Inc., L & L Financial Holdings Company Ltd., as well as its 60.4% owned LEK subsidiary. All significant inter-company accounts and transactions are eliminated.

Cash – Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Revenue - The Company's revenue recognition policies are in compliance with Staff accounting bulletin when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

Use of Estimates - The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Based on the past experience, these estimates are reasonably accurate, have not been changed, and these estimates are reasonably not likely to be changed in the future. Actual results could differ from those estimates.

Stock-Based Compensation: The Company issued warrants to compensate directors and executive in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and provides the pro forma net earnings and pro forma earnings per share disclosures for employee stock warrants granted, as if the fair-value-based method defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied. In accordance with APB No. 25, compensation expense is recorded on the date a warrant is granted only if the current market price of the underlying stock exceeds the exercise price. The Company has issued two types of warrants (Class D, and Class E). As of April 30, 2007, no options have been granted.

.

NOTE 3. BUSINESS COMBINATION

The Company owns two majority of the voting ownership interest of LEK (LiuZhou City No. 2 Air Compressor Co Ltd, or Liuzhou Liuerkong Machinery Company Ltd.) and KMC (Kunming Mine Company) as of April 30, 2007. The acquisition of LEK is recorded under a purchase method of accounting. In accordance with SFAS No. 141, the Company consolidates LEK financial position at October 31, 2006 and operational results from April 30, 2006 through October 31, 2006 for the first quarter ended on October 31, 2006.

A) The following information relates to the detailed LEK operations acquisition:

LEK was acquired in 2004. Detailed acquisition information was filed with SEC EDGAR in 2005. Please to refer to EDGAR for details.

B) The following information relates to the detailed KMC operations acquisition:

On October 30, 2006, the Registrant made a purchase of 60% of equity interest of an energy related company, KMC (Kunming Biaoyu Industrial Boiler Co., Ltd). KMC is an industrial consolidator and marketer of coals in Yuanan Province, China. KMC is a 10 year old, private company, incorporated in Kunming City, China in 1996. KMC has approximately sixty (60) employees at the date of acquisition. The consideration of the acquisition is US$ 1,578,173, conducted through an exchange of the Company’s common shares valued at US$ 3.25 per share with no cash involved. There is no goodwill recorded for this transaction as the purchase price of $1,578,173 is same as the equity received from KMC. As China energy is in demand, the KMC operations have been growing over approx. 40% in sales in recent years. (See Summary of Two Year Historical Statements of Operations of KMC for the year ended 08/31/2005 and 08/31/2006, the evaluation dates, below.)

The KMC Subsidiary income is recorded and consolidated to the Company’s financial statements from the date of acquisition, October 30, 2006. Detailed acquisition information was filed with SEC EDGAR in Nov 2006. Please to refer to EDGAR for details.

KMC
(KUNMING BIAOYU INDUSTRIAL BOILER CO., LTD)
Balance Sheet
As of 8/31/2006
(the evaluation date)
In $US

	8/31/2005	8/31/2006		8/31/2005	8/31/2006

Assets			Liabilities

Cash	$167,169	$132,694	Payable	$315,729	$78,368

Receivable	35,530	234,647	Pre-Payment	101,811	263,579

Pre-Payment	639,297	1,284,425	Tax Payable	(11,518)	42,397

Inventory	881,804	1,275,708	Other Accruals	96,972	2,600

Current Assets	1,723,800	2,927,473	Current Liabilities	468,869	386,944

			Long Term Liability	0	0

			Total Liabilities	468,869	386,944

Fixed Asset (Net)	21,317	17,426	Shareholders¡¯ Equity	454,887	1,609,731

			Retained Earnings	821,362	948,224

Total Fixed Asset	21,317	17,426	Total Capital	1,276,249	2,557,955

Total Assets	$1,745,117	$2,944,899	Total Liabilities &	$1,745,117	$2,944,899
			Equity

KMC
(KUNMING BIAOYU INDUSTRIAL BOILER CO., LTD)
Income Statement
	For the year ended on 8/31/2006
	(the evaluation date)

	In US$

	8/31/2005	8/31/2006

Sales	$6,012,285	$8,588,978

Cost of Good Sold	5,400,056	7,643,134

Gross Margin	612,229	945,844

General &Admin	204,496	306,762

Finance Expenses	36,881	61,469

Other Expenses	0	(230)

Tax Provisions	0	(206)

Net Profit	$370,851	$577,638

NOTE 4. CASH

The cash balances as of April 30, 2007 and April 30, 2006 consist of:

Item	4/30/2007	4/30/2006

Cash on hand	$62,649	$66,196
Cash in banks	$822,580	$1,176,601

Total	$885,229	$1,242,797

NOTE 5. ACCOUNT RECEIVABLES

The account receivable balances, relating to the trade accounts as of April 30, 2007 and April 30, 2006 consist of:

				4/30/2007			4/30/2006

					Account			Account
				Bad debt	receivable,		Bad debt	receivable,
Item			Amount	provision	net	Amount	provision	net

Within	credit
term		(1)	$4,780,150	$0	$4,780,150	$4,105,772	$0	$4,105,772
Exceeding due
day 1 to 30 days			$1,076,237	($53,812)	$1,022,425	$283,956	($13,484)	$270,472
Exceeding due
day 31 to 180
days			$2,150,361	($1,306,628)	$843,733	$1,822,921	($448,923)	$1,373,998
Exceeding due
day 181 days		(2)	$0	$0	$0	$937,538	($936,360)	$1,178

Total			$8,006 ,748	($1,360,440)	$6,646,308	$7,150,187	($1,398,767)	$5,751,420

(1)	Based on Chinese business custom, the Company grants approx 30-60 days credit term for their customers.

(2)	The receivable would normally be collected within the 180 days.

NOTE 6. NOTES RECEIVABLE

The notes receivables incurred for the LEK trade activities, in relation to the LEK air compressor selling business. These note receivables are to be collected from its Clients.

The notes receivable balances as of April 30, 2007 and April 30, 2006 consist of:

Item	4/30/2007	4/30/2006

Amount	$350,551	$94,497
Bad debt provision	-	($92,000)

Notes receivable, net	$350,551	$2,497

NOTE 7. INVENTORIES

Inventories located at LEK subsidiary consist of the following details as of April 30, 2007 and April 30, 2006:

INVENTORIES

Item		4/30/2007	4/30/2006

Raw Materials (net)		$1,537,586	$2,234,500
Work in process		749,295	909,125
Coal and other materials		593,187	0
Finished Goods	(1)	317,352	229,822

Subtotal		$3,197,420	$3,373,447
Less: Obsolescence Provision		(114,561)	(151,410)

Total Inventories		$3,082,859	$3,222,037

(1): The $139,178 reduction of inventories at the current year, as compared to the prior year, was due to combined effects of decrease of approx. $700,000 (or 31%) of LEK raw materials including the LEK plastic molding injection spin-off, and an increase of KMC coals of $593,187 as a result of KMC purchase.

NOTE 8. PREPAYMENT AND OTHER RECEIABLES

Prepayment and other receivables consist of the following details as of April 30, 2007 and April 30, 2006:

Item		4/30/2007	4/30/2006
Prepayments	(1)	$3,140,486	$1,792,720

Receivable- KMC right sale	(2)	$2,500,000	$0
Deposits		$0	$13,569
Other Receivables	(3)	$2,347,174	$1,429,507
Advances to employees	(4)	$117,340	$523,665

Total		$8,105,000	$3,759,461

The Prepayment of $4.4 mil increased in the current year is primarily due to the acquisition of KMC coal operations, which includes $2.5 mil of KMC mining well right sales, $1.4 million of prepayments made to various coal mines , coal washing factories and transportation companies and $ 0.9 mil of others operate the KMC coal business in China.

(1): It is the business practice in China that Company makes cash deposits or prepayments with its vendors to ensure timely delivery of goods.

(2): On April 28, 2007, KMC sold its entire ownership of a eight-year-mining-access-right of a coal well of Da-Ya-Ko mine in China to the owners of the Da-Ya-Ko mine, who are vendors of KMC, for approx. US $2.5 million (or RMB 19,5 million. The payment of the $2.5 million is to be received over a three years period on an installment basis. Initial payment was made by the buyer in May of 2007, thus KMC received additional working capital to better operate its coal consolidation business.

(3): Other receivables include account receivable from selling old fixed assets, and other non-air compressors. During the current year, LEK disposed old equipment, metal scraps, and un-usable assts to the general public to streamline its manufacturing facilities. This sales proceeds are reflected on the cash flow statement.

(4): There were nearly 200 people in LEK who have the advances as of April 30, 2007. The amount of advances to employees varies ranging from few hundreds to three thousands dollars to each of these employees.

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of April 30, 2007 and April 30, 2006:

Item		4/30/2007	4/30/2006

Building		$917,681	$893,622
RuiLi Project (property, at cost)	(1)	400,687	400,687
Machinery		1,649,657	1,625,941
Furniture, fixtures & Office equipment		127,983	154,024
Vehicles		109,357	135,332
Leasehold improvements		27,524	1,053

Sub-total		2,832,202	3,210,659
Less: accumulated depreciation		(646,900)	(407,046)

Property and equipment, net		$2,585,989	$2,803,613

(1) On April 20, 2005 the Company acquired the land usage rights of two parcels and a resort property valued at approx. $400,000 from Ms. Yong Peng, to offset her two outstanding loans of $367,948 due to the Company. The properties located at RuiLi city, YenNan, China. The property rights include: a) a 30 year usage right on 80.5 Mu of land, (1 Mu equals 666.67 square meters) with remaining right of 25 years, expiring on 4/26/2030, b) a 20 year land usage right on 28 Mu of an adjacent land with a reservoir, with a remaining right of 19 years, expiring on 12/14/2024, and c) an ecological resort properties with pepper trees, plants, and bungalows. The property was developed as a resort. The value of the Rui-Li land has been appreciating as China continues its growth. But the book value remains the same, and has not adjusted upward, to reflect the conservative principle of accounting presentation.

NOTE 10. INVESTMENTS

The Company has two investment accounts as of April 30, 2007, as follows:

1) The Company owns an investment in minority (19.8%) equity of Tech-H company located in ChenDu city of China in 2001 with historical cost of $400,500. In accordance with the US GAAP, as the Company only owns minority equity the investment income is not consolidated to the Company financial statement. Tech-H is growing and the value of L&L investment is no impaired as of April 30, 2007, therefore investment is recorded at the historical cost basis.

The LEK subsidiary also has an investment in another (third party) air compressor entity (of 5 % equity) as of April 30, 2007. This small investment is $64,102 which is recorded as an investment account on the balance sheet at April 30, 2007. The investment is recorded at cost and no impairment is suggested.

NOTE 11. ACCRUALS AND OTHER LIABILITIES

Accruals and other liabilities consisted of the following as of April 30, 2007 and April 30, 2006:

Item	4/30/2007	4/30/2006

LEK-Accrual expenses :
a) Selling commissions	$0	$0
b) Office expenses	54,425	53,058
c) Staff salaries and benefits	168,094	41,524
d) other operation expenses including audit fees	7,422	74,476

LEK-Accrual expenses :	$229,941	$169,058

LEK Purchase Payable	0	876,521
LEK Other short term Liabilities	127,596	109,572
LEK Other Payable	532,841	0
KMC Payables	19,231	0
LEK - Welfare Payable	0	30,000
L&L Payables	0	46,571
L&L ¨C due to controlling shareholder	491,932	0

Total	$1,401,541	$1,231,722

NOTE 12. LOANS DUE FROM A LEK CORPORATE SHAREHOLDER AND ITS AFFILIATES

These loans were inherited to L&L, when LEK was acquired. Management tries to collect the amount gradually from two LEK shareholders who borrowed money from LEK in the past.

Item	Note	4/30/2007	4/30/2006

Liuzhou No. 2 air compressor Co, Ltd.	(1)	$2,884,054	$3,838,469
FLUID-MEC International Holdings Co.	(2)	1,429,017	1,318,144

Total		$4,313,071	$5,156,613

(1): When the Registrant acquires LEK, its assets included a loan of approximately $3,085,440 due from a corporation which owns a minority share of LEK. The loan amount is fully secured by assets of a land usage right ($5,413,402, which was determined by an evaluation report issued by an independent China evaluation firm, and a commercial properties ($2,780,387) of this corporate entity. The loan allows the Company to take the rental income of the commercial properties (approx. $284,000 per annum) as its interest payment (equivalent to approx 9.3% per annum). Management believes the term loan is to be collected at the end of 2007.

(2): When the Registrant acquired LEK during the current year, an asset of LEK includes a loan of approx. $1,266,142 due from a corporation which owns a minority share of LEK0„30…4s affiliate. The loan is charged with 2% interest guaranteed by its shareholders and is due in December, 2007. According to the loan contract, the principal and interest will be due, and collected in December 2007.

NOTE 13. BANK LOAN AND BANK LINE OF CREDIT
Bank loan and bank line of credits are summarized as follows:
Items		4/30/2007	4/30/2006

Bank loans
LEK subsidiary	(1)	$1,923,077	$2,528,090

Total		$1,923,077	$2,528,090

(1): Bank loan collateralized by the properties of the LEK subsidiary of approx. US$1,939,712. Interest is charged at 5.31% to 8.37% per annum, with interest is payable monthly. The Company0„30…4s loan balance excludes interest under this facility. The principal of the bank loan is due in end of year 2007.

NOTE 14. SEGMENT INFORMATION

The Company operations consist of two (2) distinct segments: a) the LEK air compressors operations, and b) the KMC - energy operations.

1) Sales Segment:

For the current period ended April 30, 2007 and the prior year ended on April 30, 2006, the LEK air compressors income represented 61% and 100% of the total consolidated sales. KMC energy income represented 39% of the total consolidated sales for the year ended April 30 2007.

The sales segments are summarized as follows:

Sale Segments	Year ended on 4/30/2007			Year ended on 4/30/2006

	Sales		Profit	Sales		Profit

Air compressors	$11,600,304	(61%)	$632,744	$13,096,143	(100%)	$546,960
Energy-KMC	$7,405,691	(39%)	$1,155,939	$0	(0%)	0

Total sales	$19,005,995	(100%)	$1,788,683	$13,096,143	(100%)	$546,960

The profit generated from subsidiaries is combined with L&L operation in arriving at the corporate profit for the years.

2) Geographic Segment:

Despite the fact that, the Company’s operations are in two geographic locations: 1) in China, and 2) in the US. All income of the Company is generated in China. During the twelve months ended April 30, 2007, LEK contributes sales of $11,600,304 to the Company and KMC contributes sales of $7,405,691. Both LEK and KMC are located in China.

During the current period, there is no concentration of LEK sales with any of its customers, suppliers, and accounts receivable.

3) Segment by Assets:

The Company’s assets consist of the following:

L&L Financial Holdings, Inc (in $ Per Thousand )

Assets			4/30/2007				4/30/2006

	L&L	LEK	KMC	Consolidated	%	L&L	LEK	consolidated	%

				(2)				(2)

Cash	19	825	41	885	3	31	1,212	1,243	5
Receivables (1)	-	6,483	514	6,997	26	242	5,512	5,754	24
prepayment	462	2,658	5,234	8,105	30	907	3,103	3,759	16
Inventories	-	2,490	593	3,083	11		3,222	3,222	13
PP&E	19	2,097	69	2,185	8	470	2,333	2,803	12
Goodwill	-	-		1,592	6			1,592	7
Loan from		4,313		4,313	16		5,157	5,157	21
shareholder
Investment	10,495	64	-	64	0	7,528	62	463	2

Total Assets	10,995	18,931,	6,451	27,224	100	9,178	20,601	23,993	100

Asset %	6%	70%	24%			14%	86%	100%

(1)	including accounts receivable and notes receivable.

(2)	including elimination adjustments

NOTE 15. INCOME TAXES

The Company‘s main operations are located in China. The Company is subject to income taxes primarily in three taxing jurisdictions, including China, Hong Kong (under China sovereignty) and the United States. The income of the Company is mainly generated via its controlled LEK subsidiary, a controlled foreign entity located in China. As no cash or fund is repatriated from LEK to the US, the Company is not subject to the US federal taxation for both the current year and the prior year ended on April 30, 2007, and 2006, under subpart F, income from controlled foreign company, of the US Internal Revenue Code.

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company due to the LEK acquisition acquired a net operating loss carry forward of approx. $7,708,480 incurred in the past via LEK operations in China. In the years ended on April 30, 2007 and on April 30, 2006, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

As a result of the LEK operations, its local taxes payable in China at April 30, 2007 was $3,836,301 and at April 30, 2006 was $2,951,239. These payables related to local sales tax, local properties taxes, and miscellaneous tax liabilities of LEK payable to Chinese local governments, and can be postponed temporarily. L&L, a US company, is in contacts with local municipal government, and is in a process to formulate a formal Sino-American joint-venture to bring in US management skills, US technology, capital, to China, which benefit local communities. As according to the China law, a new joint venture may enjoy special Chinese tax rebates and treatments from the governments, thus there is a high probability that the LEK local tax liabilities in China can be mitigated

The income taxes incurred for the year ended April 30, 2007 is $1,057,329, and for April 30, 2006 is $98,253 respectively.

NOTE 16. RELATED PARTY TRANSACTIONS

None

NOTE 17. STOCKHOLDERS’ EQUITY The following events incurred as of April 30, 2007:

Historically, .the Company offered its common shares with warrants in private placements under the Reg. D to the US accredited investors, to gain capital for acquisition activities in China in 2003 and 2004. The initial PPM offered at $2.50 per share with a warrant convertible at the same price. The share price increased to $3.25 as of April 30, 2007.

On July 14, 2004, the Company began to issue warrants at $1.25 per unit to raise capital through a private placement. Each unit of the warrant gives the holder the right to purchase the Company’s common stock at $2.00 per share. The Company has authorized the issuance of 800,000 warrants for this offering. For the year ended April 30, 2007, the Company has issued 285,000 units of warrants for $356,250 in the past.

Historically, the Company declared a 3 (new)-for-1(old) common split in September 2004, to increase its issued and outstanding stock. All stock presented to the Company on September 2004 have been retroactively restated for the effect of this split. The Company made disclosures and offered a rescission to its investors on a voluntary basis in 2005 for possible oversights of the placement in the past, including commission expenses of thirty five percent (35%) which were paid to an outside contractor in 2003, and 2004 as the placement disclosures incidentally reflected only twenty percent of such commission expenses.

The table below listed the Company’s warrants as of April 30, 2007.

WARRANTS
SUMMARY
			Beginning					Warrants	Ending
			balance	Activities Accumulated				Expired	balance

Type of Warrants	Date	Authorized	5/1/2004	Issuance	Split	Conversion	Exercised	4/30/ 2007	4/30/ 2007

		(Units)	(Units)	(Units)	(Units)	(Units)	(Units)		(Units)

Warrants (class A)
Re: Warrants on
PPM exercise price	2-2003	2,000,000	630,334	-	1,260,668	(490,800)	-	-	1,400,202
@US$2.50

Warrants (class B)
Re: Warrants on
PPM exercise price	2-2004	1,000,000	4,167	144,753	241,842	(42,003)	-	-	348,759
@US$3.00

Warrants (class C)
Re: Premium of
US$1.25 with
exercise price	7-2004	1,000,000	-	285,000	570,000	(30,000)	-	-	825,000
@US$2.00

Warrants (class D)
Re: Executive
exercise price	5-2004	1,100,000	-	40,000	80,000	-	-	-	120,000
@US$2.25

Warrants (class E)	5-2004	4,000,000	-	850,000	153,749	(0)	-	-	956,249
Re: Director
exercise price
@US$3.00

Total		9,100,000	634,501	1,319,753	2,306,259	(610,303)	0	0	3,650,210

See Note 21, Employee Stock Option Plan, for warrants (class D and Class E) issued to executive and director compensations.

NOTE 18. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding during the year. Under the treasury stock method of SFAS #128, the Company computed the diluted earning per share, as if all issued warrants were converted to common stock, and cash proceeds were used to buy back common stock. The following presents both basic and diluted earnings per share, for the two years ended on April 30, 2007 and 2006.

	Twelve Months Ended	Twelve Months Ended
Item	April 30, 2007	April 30, 2006

Profit	$1,302,063	$546,960
Number of Shares	19,273,248	18,486,601
Per Share - Basic	$0.068	$0.03

Effect of dilutive shares	411,740	538,367
Number of dilutive shares	19,684,988	19,024,968
Per Share - Diluted	$0.066	$0.029

NOTE 19. CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks located in Hong Kong and China. Cash balances in these foreign locations are not insured as they do in the U.S. In addition, there are times, when the Registrant¡¯s cash deposits maintained at US banks located in the United States exceed federal government insured limits. As of April 30, 2007, and 2006, the Company had uninsured bank cash balances of $885,229 and $1,242,797 respectively.

Financial instruments that also potentially subject the Company to concentrations of credit risks are primarily trade accounts receivable and common stock of its investors. The trade accounts receivable are due primarily from clients in China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 9, the Company does not believe that the carrying value of its investments is impaired at April 30, 2007.

NOTE 20. EMPLOYEE STOCK OPTION PLAN

The Company issued two types of warrants, one for executives (warrant class D), and the other for directors (warrant class E). Only directors and senior executives are entitled to receive warrants, as compensations for their services. See Note 17, Stockholders¡¯ Equity for reference.

During the current year, no warrants are converted to common shares. As of April 30, 2007, total warrants authorized under Class D and Class E are 1,100,000 units and 4,000,000 units, respectively. During the year ended April 30, 2007, total units of warrants (class D) issued and warrants (class E) issued are 40,000 units and 850,000 units respectively.

Information relating to warrants outstanding and exercisable at April 30, 2007 summarized by exercise price is as follows:

Weighted
	Number of			Weighted	Number		Weighted
Range of			Average
	Outstanding at			Average	Exercisable at		Average
Exercise			Remaining
	January 31, 2007			Exercise	April 30 2007		Exercise
Price			Contractual
	(units)			Price	(units)		Price
Life

	Class D	Class E			Class D	Class E

$3.00	600,000	956,249	4 Years	$3.00	600,000	512,000	$3.00

During the current year ended April 30, 2007, the Company does not use its equity instruments to acquire goods or services, other than directors¡¯ services and reward senior executives. None of the warrants issued are converted as of April 30, 2007.

The following table summarizes two types of warrants and exercise prices, as of April 30, 2007:

	Number of	Number of
Name of Director, executive	Warrants (D)	Warrants (E)	Warrants
	issued and	issued and	convertible price
	outstanding	outstanding

Olmsted , former Director		7,500	$3.00
Leung, former Director(1)		181,250	$3.00
D. Lee, Director (2)		604,166	$3.00
Locke, former Director	120,000		$2.25
Kiang, Director		61,666	$3.00
Sheppard, former Director(1)		51,667	$3.00
Borich, Director		50,000	$3.00

Paul W Lee, Chairman	44,333	50,000	$3.00

Total units issued	164,333	961,249

(1): Member of Board voluntarily resigned to observe that only American citizens may serve the Board. (2): See subsequent events.

NOTE 21. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

The Company leases its Seattle office and Silver Lake facility in China under two separate long-term, non-cancelable leases, expiring in March of 2008 and June of 2006 respectively. The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises. Rental expenses for the years ended April 30, 2007 and 2006 were $48,737 and $48,735 respectively.

The future minimum lease payments required under the operating leases is $ 55,700.

NOTE 22. SUBSEQUENT EVENTS

1.	Dickson Lee resigned voluntarily as Board Member and CEO of the Company for personal reason, effective on July 28, 2007. Chairman of the Board resumes as a temporary, interim CEO, effective on the same date.

2.	A Wall Street firm, a member of NASD, shows its interest in L&L and L&L's plan of acquiring an energy company with 900,000 tons of coking capacity in China. A confidentiality agreement was signed earlier with firm. The firm has visited L&L's China operations at the end of July of 2007 at its own expenses. After the China visit, the firm is pursuing further to provide approx. US $20 million to assist L&L's proposed acquisition of the energy company subject to terms and conditions. With substantial funding, it is believed that the value of L&L shares would appreciate.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company with the participation of its principal executive officer (“CEO”), and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company, its CEO, and CFO have concluded that the disclosure controls and procedures are effective as of 4/30/2007, covered by this report.

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

Changes in internal control over financial reporting

During the year ended 4/30/2007, covered by this Report, no changes were made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

Part III

Item 9. Directors and Executive Officers a) Board of Directors

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

Paul Lee, Director of Business Committee. Mr. Paul Lee has over 20 years of insurance experience in Michigan, Ohio and Illinois. He is the President & CEO of Paul Lee Insurance Agency, Inc. at Detroit, handling business, life, health, home and auto insurance in the greater Detroit area. Paul is a business leader and has been active in American business communities. He is President of the Chinese Restaurant Association in Michigan. Paul graduated from Madonna University with a B.Sc. degree. Mr. Lee is a U.S. Citizen. Mr. Lee has been on the Board of Directors since 2006. Paul became an interim CEO of the Company in August of 2007.

Shirley Kiang, MBA, Independent Director since March 2004. She was associated with Read-Rite (Thailand) as Finance Director from 1995 to 2002. She speaks three languages and earned her MBA degree in the University of Massachusetts at Amherst in 1979. Ms. Kiang speaks both Mandarin and English.

Dickson V. Lee, CPA. Mr. Lee is an advisor of International Leadership Foundation of Washington, D.C. He has been a New York CPA since 1983. Mr. Dickson Lee resigned his Board Member voluntarily in July 2007.

There is no change of Board of Directors during the current year ended on April 30, 2007. However, Dickson Lee voluntarily resigned from the Board of Directors, and CEO after the fiscal year ended April 30,2007. Refer to the Form 8-K filing filed with the SEC.

b) Executive Officer

As of August 14, 2007, Paul Lee becomes the interim CEO, and the Company is recruiting talented Chinese American to become its Executive Officer. See the Form 8-K filing for details.

Item 10. Executive & Director Compensation

No executive, Board Member of the company takes salaries over $90,000 per year in the fiscal year ended on April 30,2007. As of April 30,2007, the Company provides housing allowances to the CEO starting 2003, and the CEO did not take any cash salaries starting 2003.

The Company issues 54,002 common shares to new member of Board of Directors as the 5-year service compensations during the year ended April 30,2007. The issued shares cover a 5 year service period, if a director resigned prior the 5th year, the pro-rated shares may be repatriated back to the Company. All Board members, except Mr. D. Lee the founder, hold an insignificant amount of common shares of the Registrant as of April 30, 2007.

Warrants of the Company are issued to the Company Directors (or former Directors) to compensate director’s services. Warrants exercisable in the four years after issuance date are given free as an incentive for help the Company to grow. There is no cash effect on both recipients of warrants. There is no taxable gain until a warrant is disposed for a gain. The conversion price of warrants to Directors is the same as offered to the private investors. Except that Mr. D. Lee, CEO, owns 604,166 units of Warrants as of April 30, 2007, none of other Directors has more than 200,000 units of warrants as of April 30, 2007. None of the Directors has exercised the warrants as of April 30, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 30, 2007 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.

		Amount and Nature
	Name of Beneficial	of Beneficial
Class of Stock	Owner	Ownership	Percent

Common	Dickson Lee	7,650,000	39.43%
Common	Kathy C Au (1)	1,200,000	6.19%
Common	Li Xiang	1,200,000	6.19%
Common	Wu Yang	1,708,283	8.81%
Common	KMC	485,592	2.50%
Common	Other investors	7,029,373	36.88%

Total issued & outstanding		19,273,248	100%

(1) Spouse of Mr. D. Lee

Item 12. Certain Relationships and Related Transactions.

None.

	Part IV

Item 13. Principal Accountant Fees and Services

Item	Fiscal Year of 2007	Fiscal Year of 2006

Audit Related Fees:
Audit Fess	$50,000	$31,000
Quarterly and other fees	22,000	16,000

Total auditor fees	$72,000	$46,200

Item 14. Exhibits and Report on Form 8-K

1.	Independent auditor¡¯s report on Financial Statements.

2.	The KMC acquisition contract.

The following list describes the exhibits filed as part of this report on Form 10-KSB:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certificate of Chairman as Required by Rule 13a-14(a)/15d-14.

31.2	Certificate of Comptroller as required by Rule 13a-14(a)/15d-14.

32.1	Certificate of Chairman as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certificate of Comptroller as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Report on the recently filed Form 8-K on August 3, 2007:

1.	During the Board of Director meeting held on July 28, 2007, the Board of Directors with reluctance accepts the resignation of Dickson Lee as Board Member and CEO of the Company for personal reason, effective on the same date. Chairman of the Board resumes as a temporary, interim CEO, effective on the same date.

2.	A Wall Street firm, a member of NASD, shows its interest in L&L and L&L¡¯s plan of acquiring an energy company with 900,000 tons of coking capacity in China. A confidentiality agreement was signed earlier with firm.

The firm has visited L&L¡¯s China operations at the end of July of 2007 at its own expenses. After the China visit, the firm is pursuing further to provide approx. US $20 million to assist L&L¡¯s proposed acquisition of the energy company subject to terms and conditions. With substantial funding, it is believed that the value of L&L shares would appreciate.

Please see SEC Form 8-K reports for details.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

L & L FINANCIAL HOLDINGS, INC.

Date: August 14, 2007

By: /S/ Paul W. Lee

Chairman

CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul W. Lee, certify that:

1. I have reviewed this annual report on Form 10-KSB of L&L Financial Holdings, Inc for the twelve months ended April 30, 2007.

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

Date: August 14, 2007

By: /S/ Paul W. Lee ------------------------ Paul W. Lee Chairman

CERTIFICATIONS OF ACTING COMPTROLLER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul Lee certify that:

1. I have reviewed this annual report on Form 10-KSB of L&L Financial Holdings, Inc. for the twelve months ended April 30, 2007;

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

Date: August 14, 2007

By: /S/ Paul W. Lee -------------------------- Acting Comptroller

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

Date: August 14, 2007	By: /S/ Paul W LEE,
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

Date: August 14, 2007

By: /S/ Paul W. Lee Acting Comptroller

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.

####