Form 10QSB
period 2007-07-31
L & L FINANCIAL HOLDINGS INC
filed 2007-09-17
CIK 1137083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
------------------------------------------------------
FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
1934 FOR THE FIRST QUARTER ENDED ON JULY 31, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from May 1, 2007 to July 31, 2007
Commission file number: 000-32505

L & L FINANCIAL HOLDINGS, INC.
------------------------------------------------------
(Exact name of small Business Issuer as specified in its charter)

NEVADA	90-2103949
----------------------------------------------------	----------------------------------------------
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

                                                        720 Third Avenue Suite#1611, Seattle, WA                             98104
                                                        ----------------------------                                                 -------------------------------------------------
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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [X]

                                                                                  Registrant's revenues for most recent fiscal year ended July 31, 2007 were $8,266,440.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2007 there were 19,824,875 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

	L & L FINANCIAL HOLDINGS, INC.

	2007 Form 10-QSB Quarterly Report

	Table of Contents
		Page
	PART I
Item 1.	Description of Business	3
Item 2.	Description of Property	4
Item 3.	Legal Proceedings	4
Item 4.	Submission of Matters to a Vote of Security Holders	4

	PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	5
Item 6.	Management's Discussion and Analysis or Plan of Operation	5
Item 7.	Consolidated Financial Statements	10

	PART III
Item 8.	Directors and Executive Officers	32
Item 9.	Executive Compensation	32
Item 10.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	32
Item 11.	Certain Relationships and Related Transactions	33

	PART IV
Item 12.	Principal Accountant Fees and Services	34
Item 13.	Exhibits Report on Form 8-K¡	34

Signatures		35

When we use the terms "we," "us," "our," "L & L" and "the Company," we mean L & L FINANCIAL HOLDINGS, INC., a Nevada corporation, and its subsidiaries.

This report contains forward-looking statements that involve risks and uncertainties. Please see the sections entitled "Forward-Looking Statements" and "Risk Factors" below for important information to consider when evaluating such statements.

PART I

Item 1. Description of Business

L & L Financial Holdings, Inc. (¡°L & L¡±, the Company¡±) is an eleven-year old of company started its operations in 1995. It uses the American management skill and US accounting knowledge to acquire and operate established companies in China for growth. It owns a majority equity interest in an air compressor subsidiary, LEK, (Liuzhou Liuerkong Machinery Co., Ltd) in China. (See Note 3, Business Combination, below) LEK is the 11th largest air compressor company in China. Its main product, the oil-free type air compressor, ranked as the third largest producer in China, according to the report of the China Economic Index, published by the China General Machinery Industrial Association, Air Compressor Chapter, on October 31, 2004.

To improve LEK sales and profits, the Company recruited professional consultants including a PhD who was a former G.E. executive, and an engineer in the US and assigned them to improve the operations of the LEK factory. The Company also has identified an American strategic partner to provide high-end US air compressors and to transfer US technology improving LEK operations in China. The Company is in discussions with the LEK minority shareholders, to restructure its air compressor operations. The objective is to form a new Sino-American joint venture in China to take advantage of China tax rebates, and to increase its equity ownership in the air compressor operation targeting at 80%. The Company is also engaging discussions with other targeted companies in China. Despite MOUs (memorandum of understanding) were executed, L&L has not made any offer to the targeted companies as of April 30, 2007

AVAILABLE INFORMATION

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

Acquisitions and Dispositions of Business Entities in China

Starting in 2002, the Company has invested certain Chinese private business entities, in small scales, to gain hands-on knowledge of operating in China. These are important strategic steps, to ensure the Company quickly to gain business experience in China. As of July 31,2007, the Company invested in Chengdu Tech-H Information Co. Ltd. (¡°Tech-H¡±), a computer software company with (19.8%) minor interest.

On December 4th, 2004, L & L made a purchase of 51% of equity interest of an air compressor manufacturing company, LEK, a limited liability company located and registered in Liuzhou City of south China. The LEK acquisition is executed through an exchange of equity common shares between L&L and certain LEK shareholders with cash loans to LEK. LEK has 50 years experience of manufacturing air compressors. LEK has approx four hundred (400) workers and employees. It engages in product research, design, development of various air compressors (mainly the piston-type, with some screw-type and air-dryers). LEK has twenty-three (23) sales and marketing centers covering the entire China territory. Its air compressors, including approx. 100 different specifications, have wide applications in beer manufacturing, metallurgy, petroleum, and medicine. The brand name of LEK with 50 years of history is well known in China. Its niche products, the oil-free (non-lubricant) air compressors is ranked as the 3rd largest producer in China. LEK also manufactures plastic injection molding machines on a smaller scale. The sales portfolio consists of approximately 80% air compressors, and 20% was the plastic molding discontinuing. Prior to the acquisition, LEK had sales of approx $ 12 million with net profit after tax of approx $1.1 million. LEK¡¯s net assets are approximately US$11,592,948 as of October 31, 2004. All LEK sales are made in China as of April 2006. It is the Company that intent to: 1) improve LEK existing product quality, 2) export air compressors to the US markets, after technological improvements of LEK products, and 3) increase its equity ownership in LEK to improve its profit margin. The Company only owned 51% equity of LEK of April 30, 2005. Thus, 49% of LEK profit was removed from the Company¡¯s consolidated net income, hurting the Company¡¯s bottom line.

The LEK purchase price of $4,327,272 is paid by the Company¡¯s 1,442,424 equity common shares valued at US$3.00 each common share. In the acquisition contract, L & L is committed to provide three (3) installment loans of $120,000 or equivalent of RMB 1,000,000 each, to assist LEK expansion and consolidation its manufacturing operations if certain conditions are met.

In June of 2005, L&L increased its equity of additional 9.4% in LEK through execution of an agreement with certain LEK shareholders. Consequently, L & L owns 60.4% of equity of LEK as of July 31 2006. The Company believes that the additional control of LEK operations can bring mutual positive benefits to both L&L and LEK.

Item 2. Description of Properties

As of July 31, 2007, the Company occupies a corporate office (approx. 1,800 sq ft) located at 720 Third Avenue, Suite# 1611, Seattle, Washington 98104. The property is held under a long term operating lease. The Company owns an office property (approximately 2,000 sq ft) located at Suite #2503, United Plaza, Shenzhen city, Guangdong Province, China. The office is about one hour away from Hong Kong. The Company also occupies a villa (approximately 2,700 sq ft) at Silver Lake of Shen Zhen City, under a long term operating lease, which expires July 10, 2007. This villa serves as a marketing and operational center of the Company. Some staff members live in the facility. As of July 31, 2007, the LEK subsidiary, owns three sales offices located at: a) Suite 403 & 404, Guichen Haisan Road, Nahai City, Guangdong, China (approx. 1,400 sq. ft.); b) Suite #1, Guichen Haisan Road, Nahai City, Guangdong, China. (Approx. 2,005 sq. ft.), and 3) Room 102, Pujian Road, Shanghai, China office (approx. 1,650 sq. ft.). The LEK subsidiary also has three manufacturing facilities and one warehouse (approx. 100,700 sq. ft.), all located at Suite #39, Long Pang Road, Liuzhou, GuangXi, China.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

As of July 31, 2007, the Company is a privately held company. Its common shares and warrants are not publicly traded. There is no public market for the Company's common stock and warrants. The Company has retained a lawyer and a securities firm to start the process of getting its common shares publicly traded on a US stock market, OTC-BB, through approvals from the SEC and other regulatory agencies in the US.

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

Three (new) to One (old) Split of the Company¡¯s securities

To ensure there are sufficient shares for its public float, L & L effectuated a three (new) for one (old) split in September 2004. Consequently, the total issued and outstanding Common Stock of the Company was increased to approximately 18.7 million shares. Total units of warrants issued were also increased (see below for details).

Increase in Authorized Shares

Authorized preferred shares increased from 0.5 million to 2.5 million shares with none of them being issued and outstanding as of July 31, 2007. Authorized common shares from 6.5 million to 120 million shares, and authorized warrants from 4.5 million to 9.1 million units as of July 31, 2007. (See below for details).

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

NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT ONLY OUR CURRENT VIEWS OF POSSIBLE FUTURE EVENTS.

Plan of Operation

The Company continues its growth through operation and sales of LEK products and improvement of quality. The Company also plans to acquire additional strategic entities to build its business competitive advantages. In doing so, the Company is in discussions with investment institutions seeking their funding. A LEK restructure plan to establish a new Sino-American joint venture and to take tax incentives in China is being formulated. The Company is in discussions with a US air compressor company to market US high-end products in China, and to improve LEK products using US technology transfers. As of July 31, 2007, L&L holds only 60.4% equity of LEK. Accordingly, minority interest (i.e. a 39.6% of LEK profit) is to be excluded from the Company's bottom line, which effectively reduced the Company's net profit margin. The Company plans to increase its shareholding possibly to as high as 80% in the future, when forming a joint venture with the LEK in China.

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

L&L has retained a lawyer and a securities firm to implement its plan of getting the Company common shares publicly traded on a US stock market

Results of Operations

1) As the Company completed its LEK acquisition in December 2004 and in June 2005, its operational results including sales and profits have been significantly improved for the current period ended on July 31, 2007, as comparing to that of the prior year. 2) The Company's consolidated financial statements are prepared in accordance with the US generally accepted accounting principles (US GAAP). The US GAAP, while allowing a record of 100% of LEK revenue, requires subtraction of a portion of the profit belonging to the minority shareholders from the bottom line of the Company. As of July 31, 2007, the Company owning 60.4% equity of the LEK operation removed a 39.6% of net profit being minor interest. Consequently, the Company consolidated results of operations appear to have a much lower profit margin percentage (i.e. recording 100% of LEK income, while only recording 60.4% of LEK net profit).

Total Revenue:

The Company recorded revenue of $8,226,440 for the period ended July 31, 2007, comparing to $2,468,622 for the same period in 2006. The increase by $5,797,818 (or 235%) is due to the product structure adjustments of LEK operations in this year and repairing of machineries for a relocation of manufacturing factory at the year end.

Total operating expenses:

Personnel costs, accounting for $267,481 in the period ended July 31, 2007, represent an decrease of $46,363 (or 15%) as compared to $313,884 less the same period in 2006.

Selling, General and Administrative Expenses (SG&A):

SG&A is $510,396 for the period ended July 31, 2007. When compared it to $383,011 for the same period in 2006, there is an increase of $127,385 (or 33%).

Interest expenses:

Interest expenses increase in by $15,422 (or 32%) in the current year, from $48,003 of the prior three months ended in July 31, 2006 to $63,425 of the current period ended July 31, 2007 due to the bank loan of LEK.

Minority Interest:

As the Company only owns of 60.4% and 60% of the equities of the LEK and KMC subsidiaries, the equities do not own by the Company is deducted as minority interest from the income in order to reach net profit. During the first quarter ended July 31,2007and 2006, $294,892 and $ 220,059 were deducted as minority interest respectively.

Net Income:

Net income increased by of $27,024 (or 34%) during the current year, comparing $106,935 of net income for the current period ended July 31, 2007 to $79,911 of net income for the prior period in 2006.

Change in Liquidity and Capital Resources:

The following factors affected the Company0„30…4s liquidity status and capital resources:

From the operating activities: Net Cash provided in operating activities was $72,467 during the current period ended July 31, 2007. When compared it to net cash used of $263,519 in the same period of 2006, a increase of $335,986 (or 127%) was mainly due to the combined effect of an decrease in accounts receivable by $89,492, increase of accounts payable by $84,006, decrease of prepayments and other assets by $376,710 inventory decreased by $807,239 increase of tax payable by $44,307 and accrued liabilities and other liabilities by $549,976. The Company's operating cash flow is highly dependent upon its ability to bill for the LEK sales and collect these LEK billings in a timely manner.

Investing activities: Net Cash provided by investing activities was $ 131,303 during the current period ended on July 31, 2007, while $60,473 generated in the same period in 2006. The increase of net cash provided of $70,830 (or 117%) was due to the disposal property and equipment at current period.

Financing activities: Net cash provided by financing activities was $486,717 for the current period ended July 31, 2007, while $166,172 generated in the same period in 2006. The significant increase of net cash $320,545 (or 193%) was primarily due to the increase of proceeds from stock sales and subscriptions and bank line of credit.

The current assets of the Company were $20,770,963 and $14,981,860 for the current year period ended on July 31, 2007, and for the same period ended on July 31, 2006 respectively. The increase in current assets of $5,789,102(or 39%) was primarily due to the increase of KMC prepayment of other assets by $5,545,813.

The current liabilities were $11,438,488 and $10,596,492 for the current period ended on July 31, 2007, and the same period ended on July 31, 2006 respectively. The significant increase of the current liabilities by $841,996 (or 8%) was primarily due to the KMC.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

The Company current ratio (current assets divided by current liabilities, a ratio used to determine the Company's ability to pay its short-term liabilities) is 1.42 as of July 31, 2006, compared to 1.41 in the same year ended on July 31, 2005. As a general rule, the higher the current ratio, the more likely the Company will be able to pay its short-term bills.

RISK FACTORS

In addition to the risk information contained in the following, the risk factors also include the reports we incorporated in Form 10k-SB by reference. Each reader and investor should carefully read and consider these risk factors which may affect the Company0„30…4s future results and financial conditions.

1.	Risks Relating To The Company and Its Business

The Registrant0„30…4s main business is operating in China. China is a developing country with sophisticated and long history of complicated cultural traditions, which are vastly different from that of the US. The decision making process of China is different than that of the US, which becomes a major risk to the Company. As China is still developing its legal system, laws in China are not the same as that of the US. The business activities conducted in China are not covered by the US Constitution, nor by the American judicial system. Any legal system reversal, social unrest in China could adversely affect the Company business, its financial conditions and results of operations. There are critical risks each investor needs to consider them seriously before making an investment in the Company.

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

The future success of L & L's investments in China is dependent on the Company0„30…4s Chinese team, including Paul W. Lee, the Company0„30…4s Chairman, Dickson Lee, CEO and brotherin-law, Marco Au; the China Manager, who speak the languages, understands culture differences, legal, and US business practices.

If one or more of the Company0„30…4s key personnel are unable or unwilling to continue in their present positions, the Company may not be able to easily replace them, and may incur additional expenses to recruit and train new personnel. The Company's business could be severely disrupted and its financial condition and results of operations could be materially and adversely affected. Furthermore, since the industries the Company invests in are characterized by high demand and intense competition for talent, the Company may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future. The Company cannot assure its investors that it will be able to attract or retain the key personnel needed to achieve our business objectives. Furthermore, the Company does not maintain key-man life insurance for any of its key personnel. Currently, most executives and managers are covered by a one-year term accident insurance policy in China, paid by the Company.

6.	Some Director and Officers reside outside United States

Although all members of the Board of Directors are US citizens , because the diversity of the Company's Directors and Officer who may reside outside of the United States, it may be difficult for investors to enforce his or her rights against them or enforce United States court judgments against them if they live outside the US. After the consummation of the LEK acquisition, most of the Company's assets are located in China, outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights, to affect service of process upon the Company's directors or officers, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of the Company's directors and officers under Federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws.

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

Despite China has its own enforcement agency, securities regulators, the Chinese Legal System are in a developmental stage. In addition, the existing Chinese laws generally are not enforceable to the same extent as that in the US. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, resulting in significant uncertainty as to the outcome of any litigation in China. Consequently, there is a risk that should a dispute arise between the Company and any party with whom the Company has entered into a material agreement in China, the Company may be unable to enforce such agreements under the Chinese legal system. Chinese law will govern almost all of the Company's acquisition agreements, many of which may also require the approval of Chinese government agencies. Thus, the Company cannot assure investors that the target business will be able to enforce any of the Company¡¯s material agreements or that remedies will be available outside China.

Moreover, the Registrant is aware that the PRC State Administration of Foreign Exchange ("SAFE") SAFE on October 21, 2005 issued a new circular ("Circular 75"), effective November 1, 2005, which supersedes Circular 11 and Circular 29 ceased to be implemented. SAFE also issued a news release about the issuance of its Circular 75 to make it clear that China¡¯s national policies encourage the efforts by Chinese private companies and high technology companies to obtain offshore financing. Circular 75 confirm that the uses of offshore special purpose vehicles (¡°SPV¡±) as holding companies for PRC investments are permitted as long as proper foreign exchange registrations are made with SAFE.

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

9.	Risks Associated With the Company's Business strategy Contemplating Growth

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

10.	The Company Acquisition Strategy May Result In Dilution To Its Stockholders

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

As of July 31, 2007, there were approximately 19,824,875 shares of our common stock outstanding. Please refer to the Statement of Shareholders Equity for details.

Formatted: Bullets and Numbering

11.	Recently enacted changes in securities laws and regulations are likely to increase our costs

The Sarbanes-Oxley Act of 2002 (0106¥730„30Š0Sarbanes-Oxley0106¥730„30†8), which became law in July 2002, requires changes in our corporate governance, public disclosure and compliance practices. Sarbanes-Oxley also requires the Securities and Exchange Commission (the 0106¥730„30Š0SEC0106¥730„30†8), to promulgate new rules on a variety of corporate governance and disclosure subjects. We expect these developments to increase our legal and financial compliance costs.

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

Item 7. Consolidated Financial Statements

L&L FINANCIAL HOLDINGS, INC.
CONLIDATED BALABCE SHEETS
As of period ended April 30,2007 and July 31, 2007

	7/31/2007	4/30/2007

	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash	$1,615,903	$885,229
Accounts receivable, net	6,521,015	6,646,308
Notes Receivable	265,250	350,551

Prepayments and other receivable	8,481,710	8,105,000
Inventories	3,887,083	3,082,859

Total current assets	20,770,961	19,069,947

PROPERTY AND EQUIPMENT, net	2,584,812	2,585,989
GOODWILL	1,591,704	1,591,704
LOAN TO BUSINESS ASSOCIATES	4,313,071	4,313,071
INVESTMENTS	478,721	464,602

Total long term assets	8,968,308	8,955,366

TOTAL ASSETS	$29,739,270	$28,025,313

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	2,204,753	2,835,289
Accrued and other liabilities	1,951,517	1,401,541
Taxes payable	3,880,608	3,836,301
Customer deposits	1,427,926	713,386
Bank loan and bank line of credit	1,973,684	1,923,077

Total current liabilities	11,438,488	10,709,594

LONG TERM LIABILITIES:
Long Term Bank Loan	0	0

TOTAL LIABILITIES	11,438,488	10,709,594

MINORITY INTEREST	7,310,587	6,919,257

STOCKHOLDER'S EQUITY:

Preferred stock, no par value, 2,500,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value, 120,000,000
shares authorized and 19,824,875 shares issued
and outstanding	19,825	19,273
Paid-in Capital	9,583,405	9,147,847
Due to/(from) controlling shareholder		0
Deferred stock compensation	(137,167)	(147,667)
Foreign currency translation	148,071	107,883
Retained Earnings	1,376,061	1,269,126

Total stockholders' equity	10,990,195	10,396,462

TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY	$ 29,739,270	$ 28,025,313

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the first quarter ended July 31, 2007 and 2006

	3 months ended	3 months ended
	7/31/2007	7/31/2006

REVENUES
Sales	$8,266,440	$ 2,456,138
Consulting Income		12,484

TOTAL REVENUES	8,266,440	2,468,622

Cost of Goods Sold	7,148,424	1,585,308
Consulting Expenses	27,511	0

Total Cost of sales	7,175,935	1,585,308

Gross profit	1,090,505	883,314

OPERATING COSTS AND EXPENSES:
Personnel costs	267,481	313,844
Selling / General and administrative expenses	510,396	383,011

Total operating expenses	777,877	696,855

OTHER EXPENSES/(INCOME):
Interest Expense / (income)	63,425	48,003
Other Expenses / (income)	(45,689)	(81,603)

Total other expenses/(income)	17,736	(33,600)

INCOME/(LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST	294,892	220,059
LESS PROVISION FOR INCOME TAXES	0	0

INCOME BEFORE MINORITY INTEREST	294,892	220,059
LESS: MINORITY INTEREST	187,957	140,148

NET INCOME	106,935	79,911

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	107,883	135,586

Total other comprehensive income	107,883	135,586

COMPREHENSIVE INCOME	$214,818	$215,497

NET INCOME PER COMMON SHARE ¨C basic	0.011	0.004

NET INCOME PER COMMON SHARE ¨C diluted	0.011	0.004

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING ¨C basic	19,824,875	18,486,601

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING ¨C diluted, under treasury stock method	20,365,869	19,024,968

L&L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED July 31,2007 and 2006

	Year	Year
	2007	2006

	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 106,935	$ 79,911
Adjustments to reconcile net income to net cash
Add: Minority interest income	187,957	140,148
provided by / (used in )operating activities:
Depreciation and amortization	59,126	46,492
Amortization for deferred compensation	10,500	9,500
Provision of inventories - obso	3,015	0
Provision for AR	35,801	0
Changes in assets and liabilities (net of business
acquisition):
Accounts receivable	89,492	(31,640)
Note receivable	85,301	0

Inventory	(807,239)	(159,631)
Prepaid and other assets	(376,710)	(990,158)
Accounts payable	84,006	294,172
Accrued liabilities and other liabilities	549,976	332,133
Taxes payable	44,307	15,554

Net cash (used in)/provided by operating activities	72,467	(263,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal property and equipment	131,303	60,473

Net cash (used in)/provided by investing activities	131,303	60,473

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales and subscriptions(net)	436,110	0
Net advances (to) from controlling shareholder	0	16,167
Net borrowings/ repayments on bank line of
credit	50,607	150,000

Net cash (used in)/provided by financing activities	486,717	166,172

FOREIGN CURRENCY TRANSLATION	40,188	(274)

INCREASE IN CASH	730,675	(37,148)

CASH, BEGINNING OF YEAR	885,229	1,242,797

CASH, END OF PERIOD	$1,615,904	$1,205,649

L&L Financial Holdings, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

For the period ended July 31, 2007

			Additional			Foreign
	Common Stock		Paid-in	Deferred	Retained	Currency
	Shares	Amount	Capital	Compensation	Earnings	Translation	Total
Balance
April 30,
2007	19,273,248	19,273	$9,147,847	($147,667)	$1,269,126	$ 107,883	$ 10,396,463

Warrants
converted to	551,627	552	435,558				436,110
shares

Amortization
of deferred				10,500			10,500
compensation

Foreign
currency
translation						40,188	40,188
adjustment

Net Profit					106,935

July 31, 2007	$ 19,824,875	$ 19,825	$ 9,583,405		$1,376,061	$ 148,071	$10,990,195

L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JULY 31, 2006 Un-audited

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L Financial Holdings, Inc. (the Company office) is located in Seattle, Washington. The Company China operations are supervised by its ShenZhen office, located at ShenZhen City of south China. The Company majority revenues are generated from its subsidiaries, LEK and KMC, which the Company owns 60.4% and 60% of the equity respectively, as of July 31, 2007. LEK is a manufacturer of industrial air compressors located in GuangXi of China, while KMC is an energy related coal consolidator in Yunnan of China.

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

Cash - Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

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

Costs of Good Sold - It consists of direct material cost, direct labor costs and related overhead costs associated with such product manufacturing.

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

Inventories - Inventories comprise finished goods and work-in-progress and are stated at the lower of cost and net realizable value. Cost, calculated on the first-in, first-out basis, comprises materials, direct labor and an appropriate proportion of all production overhead expenditure. Net realizable value is determined on the basis of anticipated sales proceeds less estimated selling expenses

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 10 years.

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

Financial Instruments - Financial instruments consist primarily of cash, accounts receivables, related party receivables, investments in equity securities and obligations under a bank credit facility. The carrying amounts of cash, accounts receivable and the credit facility approximate fair value due to the short maturity of those instruments. The carrying value of the related party receivables is estimated on the basis of arms¡¯length transactions.

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

.

NOTE 3. BUSINESS COMBINATION

The Company owns the majority of the voting ownership interest of LEK (LiuZhou City No. 2 Air Compressor Co Ltd, or Liuzhou Liuerkong Machinery Company Ltd.) and KMC (Kunming Mine Company) as of July 31, 2007. The acquisition of LEK is recorded under a purchase method of accounting. In accordance with SFAS No. 141, the Company consolidates LEK financial position at October 31, 2006 and operational results from April 30, 2006 through October 31, 2006 for the first quarter ended on October 31, 2006.

A) The following information relates to the detailed LEK operations acquisition:

LEK was acquired in 2004. Detailed acquisition information was filed with SEC EDGAR in 2005. Please to refer to EDGAR for details.

B) The following information relates to the detailed KMC operations acquisition:

On October 30, 2006, the Registrant made a purchase of 60% of equity interest of an energy related company, KMC (Kunming Biaoyu Industrial Boiler Co., Ltd). KMC is an industrial consolidator and marketer of coals in Yuanan Province, China. KMC is a 10 year old, private company, incorporated in Kunming City, China in 1996. KMC has approximately sixty (60) employees at the date of acquisition. The consideration of the acquisition is US$ 1,578,173, conducted through an exchange of the Company¡¯s common shares valued at US$ 3.25 per share with no cash involved. There is no goodwill recorded for this transaction as the purchase price of $1,578,173 is same as the equity received from KMC. As China energy is in demand, the KMC operations have been growing over approx. 40% in sales in recent years. (See Summary of Two Year Historical Statements of Operations of KMC for the year ended 08/31/2005 and 08/31/2006, the evaluation dates, below.)

The KMC Subsidiary income is recorded and consolidated to the Company¡¯s financial statements from the date of acquisition, October 30, 2006. Detailed acquisition information was filed with SEC EDGAR in November 2006. Please to refer to EDGAR for details.

KMC
(KUNMING BIAOYU INDUSTRIAL BOILER CO., LTD)
Balance Sheet
As of 8/31/2006
(the evaluation date)
In US$

	8/31/2005	8/31/2006		8/31/2005	8/31/2006

Assets			Liabilities

Cash	$ 167,169	$ 132,694	Payable	$ 315,729	$ 78,368

Receivable	35,530	234,647	Pre-Payment	101,811	263,579

Pre-Payment	639,297	1,284,425	Tax Payable	(11,518)	42,397

Inventory	881,804	1,275,708	Other Accruals	96,972	2,600

Current Assets	1,723,800	2,927,474	Current Liabilities	502,994	386,944

	0	0	Long Term Liability	0	0

	0	0	Total Liabilities	502,994	386,944

Fixed Asset (Net)	21,317	17,426	Shareholders Equity	454,887	1,609,731

	0	0	Retained Earnings	821,362	948,224

Total Fixed Asset	21,317	17,426	Total Capital	1,276,249	2,557,955

Total Assets	$ 1,745,117	$ 2,944,900	Total Liabilities &	$ 3,055,492	$ 2,944,899
			Equity

KMC

(KUNMING BIAOYU INDUSTRIAL BOILER CO., LTD)

	Income Statement
	For the year ended on 8/31/2006
	(the evaluation date)
	In US$

	8/31/2005	8/31/2006
Sales	$ 6,012,285	$ 8,588,978

Cost of Good Sold	5,400,056	7,643,134

Gross Margin	612,229	945,844

General & Admin	204,496	306,762

Finance Expenses	36,881	61,469
Other Expenses	0	(230)
Tax Provisions	0	(206)

Net Profit	$ 370,852	$ 577,177

NOTE 4. CASH
The cash balances as of July 31, 2007 and April 30, 2007 consist of:
Item	7/31/2007	4/30/2007

Cash on hand	$416,234	$ 62,648
Cash in banks	$1,199,669	$ 822,580

Total	$1,615,903	$ 885,228

NOTE 5. ACCOUNT RECEIVABLES

       The account receivable balances, relating to the trade accounts as of July 31, 2007 and April 30, 2007 consist of:

			7/31/2007			4/30/2007

				Account			Account
			Bad debt	receivable,		Bad debt	receivable,
Item		Amount	provision	net	Amount	provision	net

Within
credit
term	(1)	$4,784,528	0	$4,784,528	$4,780,150	0	$4,780,150
Exceeding
due day 1
to 30 days		$1,050,248	($55,228)	$995,020	$1,076,237	($53,812)	$1,022,425
Exceeding
due day
31 to 180
days		$2,082,480	($1,340,013)	$741,467	$2,150,361	($1,306,628)	$843,733
Exceeding
due day
181 days		0	0	0	0	0	0

Total		$7,917,256	($1,395,241)	$6,521,015	$8,006,748	($1,360,440)	$6,646,308

(1)	Based on Chinese business custom, the Company grants approx 30-60 days credit term for their customers.

(2)	The receivable would normally be collected within the 180 days.

NOTE 6. NOTES RECEIVABLE

       The notes receivables incurred for the LEK trade activities, in relation to the LEK air compressor selling business. These note receivables are to be collected from its Clients.

The notes receivable balances as of July 31, 2007 and April 30, 2007 consist of:

Item	7/31/2007	4/30/207

Amount	$ 265,250	$ 350,551

Notes receivable, net	$ 265,250	$ 350,551

The notes receivable of $265,250 was due from LEK subsidiary.

NOTE 7. INVENTORIES

Inventories located at LEK subsidiary consist of the following details as of July 31, 2007 and April 30, 2007:

Item	7/31/2007	4/30/2007

Raw Materials (net)	$ 587,580	$ 1,537,586
Work in process	$ 1,809,460	$ 749,295
Coal and other materials	$ 1,124,921	$ 593,187
Finished Goods (1)	$ 482,698	$ 317,352

Subtotal	$ 4,004,659	$ 3,197,420
Less: Obsolescence	($ 117,576)	($ $ 114,561)
Provision

Total Inventories	3,887,083	$ 3,082,859

                                                                                   (1): the balance of inventories at the period ended July 31 2007 and year ended April 30, 2007are $3,887,083 and $3,082,859 respectively. The net increase was $804,224.

NOTE 8. PREPAYMENT AND OTHER ASSETS

Prepayment and other assets consist of the following details as of July 31, 2007 and April 30, 2007:

Item	7/31/2007	4/30/2007
Prepayment (1)	$1,161,974	$3,140,486
Receivable-KMC right sales (2)	2,351,974	2,500,000
Other Receivables (3)	4,391,594	2,347,174
Advances to employees (4)	576,169	117,340
Total	$8,481,711	$8,105,000

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

(4): There were nearly 200 people in LEK who have the advances as of July 31, 2007. The amount of advances to employees varies ranging from few hundreds to htree thousands dollars to each of these employees.

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of July 31, 2007 and April 30, 2007:

Item	7/31/2007	4/30/2007

Building	$941,831	$ 917,681
RuiLi Project (property, at cost) (1)	400,687	400,687
Machinery	1,697,337	1,649,657
Furniture, fixtures & Office
equipment	130,393	127,983
Vehicles	103,570	109,357
Leasehold improvements	27,524	27,524

Sub-total	3,301,342	3,232,889
Less: accumulated depreciation	(716,529)	(646,900)

Property and equipment, net	2,584,813	$ 2,585,989

(1) On April 20, 2005 the Company acquired the land usage rights of two parcels and a resort property valued at approx. $400,000 from Ms. Yong Peng, to offset her two outstanding loans of $367,948 due to the Company. The properties located at RuiLi city, YenNan, China. The property rights include: a) a 30 years usage right on 80.5 Mu of land, (1 Mu equals 666.67 square meters) with remaining right of 25 years, expiring on 4/26/2030, b) a 20 year land usage right on 28 Mu of an adjacent land with a reservoir, with a remaining right of 19 years, expiring on 12/14/2024, and c) an ecological resort properties with pepper trees, plants, and bungalows. The property was developed as a resort. The value of the Rui-Li land has been appreciating as China continues its growth. But the book value remains the same, and has not adjusted upward, to reflect the conservative principle of accounting presentation.

NOTE 10. INVESTMENTS

The Company has two investment accounts as of July 31, 2007, as follows:

1) The Company owns an investment in minority ( 19.8%) equity of Tech-H company located in ChenDu city of China in 2001 with historical cost of $400,500. In accordance with the US GAAP, as the Company only owns minority equity the investment income is not consolidated to the Company financial statement. Tech-H is growing and the value of L&L investment is not impaired as of April 30,2007, therefore investment is recorded at the historical cost basis.

The LEK subsidiary also has an investment in another (third party) air compressor entity (of 5 % equity) as of July 31, 2007. This small investment is $65,121 which is recorded as an investment account on the balance sheet at April 30, 2007. The investment is recorded at cost and no impairment is suggested.

NOTE 11. ACCRUALS AND OTHER LIABILITIES

Accruals and other liabilities consisted of the following as of July 31, 2007 and April 30, 2007:

Item	7/31/2007	4/30/2007

LEK-Accrual expenses :
a) Selling commissions	-	-
b) Office expenses	$60,827	$54,425
c) Staff salaries and benefits	266,171	168,094
d) other operation expenses	7,617	7,422
including audit fees

LEK-Accrual expenses :	$334,615	$229,941
LEK Purchase Payable	-	-
LEK Other short term Liabilities	132,428	127,596
LEK Other Payable	471,279	532,841
LEK - bills payable	558,882	-
KMC Payables	87,164	19,231
L&L other payables	573	-
L&L ¡§C due to controlling shareholder	366,576	491,932

Total	$1,951,517	$1,401,541

NOTE 12. LOANS DUE FROM A LEK CORPORATE SHAREHOLDER AND ITS AFFILIATES

These loans consisted of the following as of July 31, 2007: the LEK shareholder borrow money from the company during 2006

Item	Note	7/31/2007	4/30/2007

Liuzhou No. 2 air compressor Co, Ltd.		$2,884,054	$2,884,054
FLUID-MEC International Holdings Co.		$1,429,017	1,429,017

Total		$4,313,071	$4,313,071

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

NOTE 13. BANK LOAN AND BANK LINE OF CREDIT

Bank loan and bank line of credits are summarized as follows:

Items	7/31/2007	4/30/2007

Bank loans
LEK subsidiary (1)	$1,973,684	$1,923,077

Total	$1,973,684	$1,923,077

(1): Bank loan collateralized by the properties of the LEK subsidiary of approx. US$1,973,684. Interest is charged at 5.31% to 8.37% per annum, with interest is payable monthly. The Company¡¯s loan balance excludes interest under this facility. The principal of the bank loan is due in end of year 2007.

NOTE 14. SEGMENT INFORMATION

     The Company operations consist of two distinct segments: a) the LEK air compressors operations, and b) L&L consulting operation.

1) Sales Segment:

For the current period ended July 31, 2007, the LEK air compressors income represented 25% of the total consolidated sales. L&L consulting fee income, through its professional services, is less than 1% of total consolidated sales. Comparing     with the prior year¡¯s figures, The LEK income represented 92% of the total consolidated sales and L&L consulting fee income was 1 percent of the total consolidated sales.

The sales segments are summarized as follows:

Sale Segments	Three months ended on 7/31/2007			Year ended on 4/30/2007

	Sales		Profit	Sales		Profit

Air compressors	$ 2,100,501	25%	18,357	$11,600,304	61%	$632,744
Energy-KMC	6,165,939	75%	179,819	$7,405,691	39%	$1,155,939

Total sales	$ 8,266,440		298,176	$19,005,995		$1,788,683

The Company plans to continue focusing on the air compressor sales and manufacturing activities in China. It plans to include sales of US air compressor products in China to increase the product portfolio, so the air compressor segment will continue to be the dominant segment in the future.

2) Geographic Segment:

Despite that fact that during the current period ended on July 31, 2007, the Company¡¯s operations are in two geographic locations: 1) in China, and 2) in the US, all income of the Company is generated in China. During the 3 months ended July 31, 2007, LEK and KMC contributes sales of $8,266,440 to the Company.

During the current period, there is no concentration of LEK sales with any of its customers, suppliers, and accounts receivable.

3) Segment by Assets:

The Company0106¥73010¡4s assets consist of the following:

				( in $ Per Thousand )

		7/31/2007						4/30/2007

	L&L	LEK	KMC	Consolidated	%	L&L	LEK	KMC	Consolidated	%

Cash	137	962	517	1616	5	19	825	41	885	3
Receivables (1)	-	6,632	155	6786	23	-	6,483	514	6,997	26
prepayment	476	2,723	5,546	8482	29	462	2,658	5,234	8,105	30
Inventories	-	2,762	1125	3887	13	-	2,490	593	3,083	11
PP&E	419	2,099	67	2585	9	19	2,097	69	2,185	8
Goodwill	-	-		1592	5	-	-		1,592	6
Loan from		4,313		4313	15		4,313		4,313	16
shareholder
Investment	10,326	65	-	479	2	10,495	64	-	64	0

Total Assets	11,358	19,556	7,410	29,739	100	10,995	18,930	6,451	27,224	100

Asset %	9%	66%	25%			6%	70%	24%

 NOTE 15.    INCOME TAXES

The Company0106¥73010¡3s main operations are located in China. The Company is subject to income taxes primarily in three taxing jurisdictions, including China, Hong Kong (under China sovereignty) and the United States. The income of the Company is mainly generated via its controlled LEK subsidiary, a controlled foreign entity located in China. As no cash or fund is repatriated from LEK to the US, the Company is not subject to the US federal taxation for both the current year and the prior year ended on April 30, 2007, and 2006, under subpart F, income from controlled foreign company, of the US Internal Revenue Code.

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company due to the LEK acquisition acquired a net operating loss carry forward of approx. $7,708,480 incurred in the past via LEK operations in China. In the period ended on July 31, 2007 and on July 31, 2006, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

As a result of the LEK operations, its local taxes payable in China at July 31, 2007 was $3,880,608 and at April 30, 2007 was $3,836,301. These payables related to local sales tax, local properties taxes, and miscellaneous tax liabilities of LEK payable to Chinese local governments, and can be postponed temporarily. L&L, a US company, is in contacts with local municipal government, and is in a process to formulate a formal Sino-American joint-venture to bring in US management skills, US technology, capital, to China, which benefit local communities. As according to the China law, a new joint venture may enjoy special Chinese tax rebates and treatments from the governments, thus there is a high probability that the LEK local tax liabilities in China can be mitigated

NOTE 16. RELATED PARTY TRANSACTIONS

None

NOTE 17. STOCKHOLDERS EQUITY The following events incurred as of July 31, 2007:

Historically, the Company offered its common shares with warrants in private placements under the Reg. D to the US accredited investors, to gain capital for acquisition activities in China in 2003 and 2004. The initial PPM offered at $2.50 per share with a warrant convertible at the same price. The share price increased to $3.25 as of July 31, 2007.

On July 14, 2004, the Company began to issue warrants at $1.25 per unit to raise capital through a private placement. Each unit of the warrant gives the holder the right to purchase the Company0106¥73010¡4s common stock at $2.00 per share. The Company has authorized the issuance of 800,000 warrants for this offering. For the period ended July 31, 2007, the Company has issued 285,000 units of warrants for $356,250 in the past.

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

The table below listed the Company warrants as of July 31, 2007.
WARRANTS
SUMMARY
			Beginning					Warrants	Ending
			balance	Activity during the year				Expired	balance

Type of								4/30/
Warrants	Date	Authorized	5/1/2004	Issuance	Split	Conversion	Exercised	2007	7/31/ 2007

		(Units)	(Units)	(Units)	(Units)	(Units)	(Units)		(Units)
Warrants
(class A)
Warrants
exercise	Feb-03	2,000,000	630,334	-	1,260,668	(490,800)	-	-	1,400,202
@$2.50

Warrants
(class B)
Warrants
exercise	Feb-04	1,000,000	4,167	144,753	241,842	(42,003)	-	-	348,759
@ $3.00

Warrants
(class C)
US$1.25,
Exercise	Jul-04	1,000,000	-	285,000	570,000	(30,000)	-	-	825,000
@$2.00

Warrants
(class D)
exercise	May-04	1,100,000	-	40,000	80,000	-	-	-	120,000
@$2.25

Warrants	May-04	4,000,000	-	850,000	153,749	(47,500)	-	-	956,249
(class E)
Re: Director
exercise
@$3.00

Total		9,100,000	634,501	1,319,753	2,306,259	(610,303)	0	0	3,650,210

See Note 20, Employee Stock Option Plan, for warrants (class D and Class E) issued to executive and director compensations.

NOTE 18. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding during the year. Under the treasury stock method of SFAS #128, the Company computed the diluted earning per share, as if all issued warrants were converted to common stock, and cash proceeds were used to buy back common stock. The following presents both basic and diluted earnings per share, for the two years ended on July 31, 2007 and 2006.

	Three Months Ended	Three Months Ended
Item	7/31/2007	7/31/2006

Net Income	$ 107,883	$ 79,911
Number of Shares	19,824,875	18,486,601

Per Share - Basic	$ 0.011	$ 0.004
Effect of dilutive shares	540,994	538,367
Number of dilutive shares	20,365,869	19,024,968

Per Share - Diluted	$ 0.011	$ 0.004

NOTE 19. CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks located in Hong Kong and China. Cash balances in these foreign locations are not insured as they do in the U.S. In addition, there are times, when the Registrant0„30…4s cash deposits maintained at US banks located in the United States exceed federal government insured limits. As of July 31, 2007, and April 30, 2007, the Company had uninsured bank cash balances of $1,605,903 and $885,229 respectively.

Financial instruments that also potentially subject the Company to concentrations of credit risks are primarily trade accounts receivable and common stock of its investors. The trade accounts receivable are due primarily from clients in China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 9, the Company does not believe that the carrying value of its investments is impaired at July 31, 2007.

NOTE 20. EMPLOYEE STOCK OPTION PLAN

The Company issued two types of warrants, one for executives (warrant class D), and the other for directors (warrant class E). Only directors and senior executives are entitled to receive warrants, as compensations for their services. See Note 17, Stockholders0„30…4Equity for reference.

During the current year, no warrants are converted to common shares. As of July 31, 2007, total warrants authorized under Class D and Class E are 1,100,000 units and 4,000,000 units, respectively. During the year ended July 31, 2007, total units of warrants (class D) issued and warrants (class E) issued are 40,000 units and 850,000 units respectively.

Information relating to warrants outstanding and exercisable at July 31, 2007 summarized by exercise price is as follows:

Weighted
		Average	Weighted		Weighted
Range of	Number of	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price	July 31, 2007 (units)	Life	Price	July 31 2007 (units)	Price

	Class D	Class E			Class D	Class E

$3.00	600,000	956,249	4 Years	$3.00	600,000	512,000	$3.00

During the current period ended July 31, 2007, the Company does not use its equity instruments to acquire goods or services, other than directors¡¯services and reward senior executives. None of the warrants issued are converted as of July 31, 2007.

The following table summarizes two types of warrants and exercise prices, as of July 31, 2007:

	Number of	Number of
	Warrants (D)	Warrants (E)	Warrants
Name of Director, executive	issued and	issued and	convertible price
	outstanding	outstanding
Olmsted , former Director		7,500	$ 3.00
Leung, former Director(1)		181,250	$ 3.00
D. Lee, former Director		604,166	$ 3.00
Locke, former Director	120,000		$ 2.25
Kiang, Director		61,666	$ 3.00
Sheppard, former Director(1)		51,667	$ 3.00
Borich, Director		50,000	$ 3.00

Paul W Lee, Chairman	44,333	50,000	$ 3.00

Total units issued	164,333	961,249

                                                                         (1): Member of Board voluntarily resigned to observe that only American citizens may serve the Board.

NOTE 21. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

The Company leases its Seattle office and Silver Lake facility in China under two separate long-term, non-cancelable leases, expiring in March of 2008 and June of 2006 respectively. The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises. Rental expenses for the first quarter ended July 31, 2007 and 2006 were $14,081 and $6,239 respectively.

The future minimum lease payments required under the operating leases is $ 55,700.

NOTE 22. SUBSEQUENT EVENTS

    None

Part III

Item 8.  Directors and Executive Officer

a) Board of Directors

Paul W. Lee, Chairman and acting CEO. Mr. Paul Lee has over 20 years of insurance experience in Michigan, Ohio and Illinois. He is President and CEO of Paul Lee Insurance Agency, Inc. at Detroit, handling business, home insurance in the greater Detroit area. Paul is a business leader and has been active in American business communities. He is President of the Chinese Restaurant Association in Michigan. Paul graduated from Madonna University with a B.Sc. degree. Mr. Lee is a U.S. Citizen. He has been a Board member since 2006.

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

b) Executive Officer

As of July 31, 2007, there is only one officer of the Company, Paul W Lee, and acting CEO. The Company is recruiting talents to become its CEO, Advisors, and/or Board Members to increase its controls.

Item 9. Executive & Director Compensation

No executive, Board Member of the company takes salaries over $90,000 per year in the fiscal year ended on July 31, 2007.

The Company issues 54,002 common shares to new member of Board of Directors as the 5-year service compensations during the year ended July 31, 2007. The issued shares cover a 5 year service period, if a director resigned prior the 5th year, the pro-rated shares may be repatriated back to the Company. All Board members, except Mr. D. Lee the founder, hold an insignificant amount of common shares of the Registrant as of July 31, 2007.

Warrants of the Company are issued to the Company Directors (or former Directors) to compensate director0„30…4s services. Warrants exercisable in the four years after issuance date are given free as an incentive for help the Company to grow. There is no cash effect on both recipients of warrants. There is no taxable gain until a warrant is disposed for a gain. The conversion price of warrants to Directors is the same as offered to the private investors. Except that Mr. D. Lee, former Director owns 604,166 units of Warrants as of July 31, 2007, none of other Directors has more than 200,000 units of warrants as of July 31, 2007. None of the Directors has exercised the warrants as of July 31, 2007.

Item 10. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of July 31, 2007 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.

Class of Stock	Name	Amount	Percent

Common	Dickson Lee	7,650,000	39.43%
Common	Kathy C Au	1,200,000	6.19%
Common	Li Xiang	1,200,000	6.19%
Common	Wu Yang	1,708,283	8.81%

Common	KMC (1)	485,592	2.50%
Common	Other investors	7,029,373	36.88%

Total issued & outstanding		19,273,248	100%

(1) Mr. Tony Li, and Francis Zhang hold shares for KMC.

Item 11. Certain Relationships and Related Transactions.

None.

Part IV

Item 12. Principal Accountant Fees and Services
Item	2007	2006
Audit Fee:
Audit-Related Fess (1)	$ 70,000	$ 31,596
Other fees	-	-

Total audit fees	$ 70,000	$ 31,596

(1) Representing estimated aggregated fees for professional services related to the year-end audit. Amount excluding quarterly review fees.

Item 13. Exhibits and Report on Form 8-K

1.	Independent auditor report on Financial Statements.

2.	The LEK acquisition contract (English translation).

3.	The independent CPA firm evaluation report on impairment of LEK goodwill on brand-name and others (English translation).

The following list describes the exhibits filed as part of this report on Form 10-KSB:

EXHIBIT DESCRIPTION NUMBER

31.1	Certificate of Chairman as Required by Rule 13a-14(a)/15d-14.

31.2	Certificate of Comptroller as required by Rule 13a-14(a)/15d-14.

32.1	Certificate of Chairman as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certificate of Comptroller as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                 L&L FINANCICAL HOLDINGS, INC.

         Date: Septermber 13, 2007

By: /S/ Paul Lee ------------------------ Paul Lee Chairman

CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul W. Lee, certify that:

1. I have reviewed this annual report on Form 10-KSB of L&L Financial Holdings, Inc for the three months ended July 31, 2007.

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

Date: September 13, 2007

By: /S/ Paul Lee ------------------------ Paul Lee Chairman

CERTIFICATIONS OF ACTING COMPTROLLER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul Lee, certify that:

1. I have reviewed this annual report on Form 10-QSB of L&L Financial Holdings, Inc. for the three months ended July 31, 2007.

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

Date: September 13, 2007

By: /S/ Paul Lee ------------------------------------- Paul Lee, Acting Comptroller

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

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Paul W. Lee, L & L Financial Holdings, Inc. (the "Company"), hereby certify, to my knowledge, that:

(1) the Company's Annual Report on Form 10-QSB for the period ended July 31, 2007 (the "Report") fully complies with the requirements of Section13(a) or 15(d) of the Securities Exchange Act of 1934; and (2)information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 13, 2007

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

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Paul Lee, L & L Financial Holdings, Inc. (the "Company"), hereby certify, to my knowledge, that:

(1)the Company's Annual Report on Form 10-KSB for the year ended July 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.

Date: September 13, 2007

By: /S/ Paul Lee ---------------------------

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.