Form 10KSB/A
period 2006-04-30
L & L FINANCIAL HOLDINGS INC
filed 2007-10-17
CIK 1137083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
--------------------------
FORM 10-KSB
Amendment # 1

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

	L & L FINANCIAL HOLDINGS, INC.

	2006 Form 10-KSB Annual Report

	Table of Contents
	Page
	PART I
Item 1.	Description of Business	3
Item 2.	Description of Property	4
Item 3.	Legal Proceedings	4
Item 4.	Submission of Matters to a Vote of Security Holders	4

	PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	5
Item 6.	Management's Discussion and Analysis or Plan of Operation	5
Item 7.	Consolidated Financial Statements	15
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	36
Item 8A. Controls and Procedures		36

	PART III
Item 9.	Directors and Executive Officers	37
Item 10.	Executive Compensation	37
Item 11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	37
Item 12.	Certain Relationships and Related Transactions	38

	PART IV
Item 13.	Principal Accountant Fees and Services	39
Item 14.	Exhibits Report on Form 8-K	39

Signatures		40

When we use the terms "we," "us," "our," "L & L" and "the Company," we mean L & L FINANCIAL HOLDINGS, INC., a Nevada corporation, and its subsidiaries.

This report contains forward-looking statements that involve risks and uncertainties. Please see the sections entitled "Forward-Looking Statements" and "Risk Factors" below for important information to consider when evaluating such statements.

PART I

Item 1. Description of Business

L & L Financial Holdings, Inc. ("L & L", "the Company") is an eleven-year old of company started its operations in 1995. It uses the American management skill and US accounting knowledge to acquire and operates established companies in China for growth. It owns a majority equity interest in an air compressor subsidiary, LEK, (Liuzhou Liuerkong Machinery Co., Ltd) in China. (See Note 3, Business Combination, below) LEK is the 11th largest air compressor company in China. Its main product, the oil-free type air compressor, ranked as the third largest producer in China, according to the report of the China Economic Index, published by the China General Machinery Industrial Association, Air Compressor Chapter, on October 31, 2004.

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

Plan of Operation

The Company continues its growth through operation and sales of LEK products and improvement of quality. The Company also plans to acquire additional strategic entities to build its business competitive advantages. In doing so, the Company is in discussions with investment institutions seeking their funding. A LEK restructure plan to establish a new Sino-American joint venture and to take tax incentives in China is being formulated. The Company is in discussions with a US air compressor company to market US high-end products in China, and to improve LEK products using US technology transfers. As of April 30, 2006, L&L holds only 60.4% equity of LEK. Accordingly, minority interest (i.e. a 39.6% of LEK profit) is to be excluded from the Company's bottom line, which effectively reduced the Company's net profit margin. The Company plans to increase its shareholding possibly to as high as 80% in the future, when forming a joint venture with the LEK in China.

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

Total Revenue:

The Company recorded revenue of $13,096,143 for the year ended April 30, 2006, comparing to $7,719,527 for the same period in 2005. The increase by $5,376,616 (or 70%) is due to the acquisition of LEK operations. In addition, there are Other income (net) related to the LEK manufacturing operations of 1,092,465 and 486,702 for the years ended April 30,2006 and 2005 respectively. They are tabled as below:

Other Income (Net) for the two years ended April 30, 2006 and 2005:
	2006	2005

Sales of scraps (2)	$339,495	$114,727
Rental income (2)	156,428	128,317
Old machinery sales and others	487,951	249, 515
Other operations expenses(1)	(2,324)	(425)
Tax related expenses (1)(4)	(15,225)	0
Asset Repairs (1)	(5,677)	0
Sales of fixed assets-vehicle(3)	128,909	(5,432)
Miscellaneous	2,908	0
Total other income	$1,092,465	$486,702

(1) Immaterial, non-recurring items related to income, which have o material effect on financial presentation. These expenses are not directly related to the making or selling of air compressors, therefore are separately discloses, as other Income.

(2) The other income and expenses related to the manufacturing nature of Company's business that requires to chip metal cylinders to make piston chambers, causing large metal scraps. In addition the LEK owns a commercial rental property which is leased to customers, thus generate rental income. As some machineries are to be replaced by the new machines, thus having other income due from the old machinery sales.

(3) Representing sales of a passenger air conditioned coach/bus (for approx. $53,000) which used to transport employees to work, and a BMW 720 (for approx.$ 75,909).

(4) A tax surcharge for LiuZhou city flood-wall construction. It is a special tax charge imposed by LiuZhou municipal government for a campaign to fight against summer flooding.

Total operating expenses:

Due to the acquisition of LEK in the prior and current year, total operating expenses increased as comparing to that of the prior year ending on April 30, 2005. Detailed analysis is as follows:

Personnel costs, accounting for $1,521,460 in the current year, represent an increase of $473,940 (or 45%) as compared to $1,047,520 over the same period in 2005. $643,847 of which is LEK personal cost after our acquisition and negative $204,245 is attributed to the personnel expenses of additional quality corporate executives hired in both the US and China as part of the management team as well as for due diligence activities of LEK and other targeted companies. As of April 30, 2006, the Company has 15 professional staff as compared to 16 staff in the prior fiscal year.

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

Interest expenses:

Interest expenses decrease in by $25,938 (or 42%) in the current year, from $61,055 of the prior year ended in April 30, 2005 to $35,117 of the current year ended April 30, 2006.

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

Change in Liquidity and Capital Resources:

The following factors affected the Company's liquidity status and capital resources:

From the operating activities: Net Cash used in operating activities was $2,114,783 during the current year ended April 30, 2006. When compared it to net cash used of $1,316,119 in 2005, a increase of net cash used is $798,664 (or 61%) was mainly due to the combined effect of an increase in accounts receivable (before bad debt provision) by $1,079,540; and decreases of accounts payable by $354,339, prepayments and other assets by $2,116,630, inventory increased by $52,435 and tax payable by $206,395. The Company's operating cash flow is highly dependent upon its ability to bill for the LEK sales and collect these LEK billings in a timely manner.

Investing activities: Net Cash provided by investing activities was $694,366 during the current year ended on April 30, 2006, while $722,346 generated in the same period in 2005. The significant decrease of net cash provided of $27,980 (or 4%) was due to the Company's withdrawal of its PVC investment in the year ended in April 2005, while made cash PVC investment in the prior year of 2004. In addition, the company also acquired LEK in 2005 with $577,146 cash from LEK.

Financing activities: Net cash provided by financing activities was $537,595 for the current year ended April 30, 2006, while $2,113,465 for the same period in 2005. The significant decrease of net cash $1,575,870 (or -75%) was primarily due to the decrease of proceeds from stock and bank line of credit.

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

Critical Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S. In doing so, we have to make estimates and assumptions based on U. S. generally accepted accounting principles ("US GAAP"). Many of our estimates and assumptions involved in the application of GAAP may have a material impact on reported financial condition, and operation performance and on the comparability of such reported information over different reporting periods. The nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters of the susceptibility of such matters to changes; and the impact of the estimates and assumptions on financial condition or operation performance may be material. The reason the uncertainties involved in may be that there is an uncertainty attached to the estimated or assumption, or it just may be difficult to measure or value.

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

Stock-Based Compensation- The Company issued warrants to compensate directors and executive in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and provides the pro forma net earnings and pro forma earnings per share disclosures for employee stock warrants granted, as if the fair-value-based method defined in Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied. In accordance with APB No. 25, compensation expense is recorded on the date a warrant is granted only if the current market price of the underlying stock exceeds the exercise price. The Company has issued two types of warrants (Class D, and Class E). As of April 30, 2005, no options have been granted.

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

a) Pro Forma Net Income and Earning Per Share:

Under SFAS 123, the Company's net earnings, and earning per share are adjusted to the pro forma amounts for the years ended April 30, 2006, and 2005, as follows:

Per $ thousand	Twelve months period ended
	4/30/2006	4/30/2005
Net income - as reported	$547	$291
Stock-Based employee compensation
Expense included in reported net income, net of tax		12
Total stock-based employee compensation expense

determined, under fair- value-based method for
all rewards, net of tax		(12)
Pro forma net profit	$547	$291

The fair value of the options granted in the year ended April 30, 2006 was determined based on the minimum value method. That calculation assumed no dividends, 5 year lives and risk free interest rate of 3.25% .

Impairment of Long-lived Assets - The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the years ended April 30, 2006 and 2005.

Recently Issued Accounting Standards - In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123R is effective for the first interim or annual reporting period of the Company¡¯s first fiscal year beginning on or after December 15, 2005. The adoption of SFAS No. 123R is not expected to have a material effect on the Company¡¯s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153 "Exchange of Non-Monetary Assets - an Amendment of APB Opinion No. 29" to amend APB No. 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's financial position or results of operations.

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

SFAS 155 -'Accounting for Certain Hybrid Financial Instruments- an amendment of FASB Statements No. 133 and 140'

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

SFAS 156 - "Accounting for Servicing of Financial Assets01-  an amendment of FASB Statement No. 140'

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

Impairment of long-lived assets -  is assessed by the Company whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

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

Foreign currency translation - The foreign subsidiaries maintain their financial statements in the local currency which has been determined to be the functional currency. Substantially all operations are conducted in Hong Kong and China and the functional currencies are respectively Hong Kong Dollar and Renminbi (RMB). Assets and liabilities denominated in the foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders0„30…4equity, whereas gains and losses resulting from foreign currency transactions are included in the results of operations.

Contractual Obligations

During the year ended April 30, 2006, the contractual obligations are as follows:

A renewable operational lease in Seattle office located at 720 3rd Ave. Suite 1611, Seattle, WA 98104. The current lease commenced on March 8, 2004, and will be terminate on March 31, 2008. The amount of monthly rent is $2,147.67, with a security deposit of $2,261.33.

An operational lease for our China operation, located in Silver Valley, ShenZhen City, GuangDong, China. The current monthly payment is approx. $2,000. The lease is on one year term, and it will expire on probably 6 months.

The rent expense for the years ended April 30, 2006 and 2005 were in the amount of approx. $48,735 and approx. $61,060 respectively. Please see NOTE 22. COMMITMENTS AND CONTINGENCIES on page 38 for additional disclosure.

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

/s/ Jaspers + Hall, PC August 14, 2006 Denver, Colorado

The audited Consolidated Financial Statements of the Company and its subsidiaries of the current year ended at April 30,2006 are also reported in Item 14.

Theindependent accountant¡¯s audit report for the Company' sprior year operations, ended April 30,2005,is disclosed below.

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

/s/EPSTEIN WEBER & CONOVER, PLC Scottsdale, Arizona December 6, 2005

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED APRIL 30, 2006 AND 2005

	4/30/2006	4/30/2005
	Audited	Audited
ASSETS

CURRENT ASSETS:
Cash	$1,242,797	$1,978,671
Accounts receivable, net.	5,751,420	4,861,364
Notes Receivable	2,497	67,014
Prepayment and other assets	3,759,461	1,803,107
Inventories	3,222,037	3,761,166

Total current assets	13,978,212	12,471,322

PROPERTY AND EQUIPMENT, net	2,803,613	3,283,463
GOODWILL	1,591,704	1,463,124
LOAN TO A CORP SHAREHOLDER	5,156,613	4,351,582
INVESTMENTS	462,922	461,033

Total long term assets	10,014,852	9,559,202

TOTAL ASSETS	$23,993,064	$22,030,524

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	2,948,767	4,252,912
Accrued and other liabilities	1,231,722	1,260,746
Taxes payable	2,951,239	2,066,927
Customer deposits	144,815	385,413
Bank loan and bank line of credit - current	2,528,090	849,439

Total current liabilities	9,804,633	8,815,437

LONG TERM LIABILITIES:
Long Term Bank Loan	0	1,210,654

TOTAL LIABILITIES	9,804,633	10,026,091

MINORITY INTEREST	5,055,740	4,738,894

STOCKHOLDER'S EQUITY:

Preferred stock, no par value, 2,500,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value, 120,000,000 shares
authorized and 18,655,751 issued and
Outstanding	18,656	18,228
Paid-in Capital	8,177,661	6,926,178
Due to/(from) controlling shareholder	12,309	42,575
Deferred stock compensation	(158,667)	(80,000)
Foreign currency translation	135,860	(11,088)
Retained Earnings	959,181	412,221

Total stockholders' equity	9,132,691	7,265,539

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,993,064	$22,030,524

The accompanying notes are an integral part of these consolidated financial statements

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED APRIL 30, 2006 AND 2005
	4/30/2006	4/30/2005

REVENUES
Sales (LEK)	$13,076,143	$7,100,865
Consulting Income	20,000	618,662
TOTAL REVENUES	13,096,143	7,719,527

Cost of Goods Sold	9,249,202	4,870,745
Consulting Expenses	95,006	92,598

Gross profit	3,751,935	2,756,184
OPERATING COSTS AND EXPENSES:
Personnel costs	1,521,460	1,047,520
Selling / General and administrative expenses	1,789,078	1,146,700

Total operating expenses	3,310,538	2,194,220

OTHER EXPENSES/(INCOME):
Interest expense	35,117	61,055
Other income (net)	(1,092,465)	(486,702
Total other expenses/(income)	(1,057,348)	(425,647

INCOME/(LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	1,498,745	987,611
LESS PROVISION FOR INCOME TAXES	98,253	64,083

INCOME BEFORE MINORITY INTEREST	1,400,492	923,528

LESS: MINORITY INTEREST	853,532	632,852

NET INCOME	546,960	290,676

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	135,860	(2,071

Total other comprehensive loss	135,860	(2,071

COMPREHENSIVE INCOME	$682,820	$288,605

NET INCOME PER COMMON SHARE - basic	$0.03	$0.02

NET INCOME PER COMMON SHARE - diluted	$0.03	$0.02

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - basic	18,486,601	17,516,438

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - diluted, under treasury stock method	19,024,968	18,054,805

The accompanying notes are an integral part of these consolidated financial statements

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2006 AND 2005
	4/30/2006	4/30/2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$546,960	$290,676
Adjustments to reconcile net income to net cash
provided by / (used in )operating activities:
Minority interest income	853,532	632,852
Depreciation and amortization	200,642	115,939
Amortization of deferred compensation	21,333	12,355
Provision of inventories-obso	(719,805)	0
Provision for doubtful accounts (bad debt)	406,999	155,777
Changes in assets and liabilities:
Accounts receivable (gross)	(1,297,055)	(2,376,595
Note Receivable	64,517	0
Inventory	1,258,934	1,206,499
Prepaid and other assets	(2,761,385)	(644,755)
Accounts payable	(1,544,743)	(1,190,404)
Accrued liabilities and other liabilities	(29,024)	(196,380)
Taxes payable	884,312	677,917

Net cash (used in)/provided by operating activities	(2,114,783)	(1,316,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
Refund from PVC project	0	554,349
Disposal property and equipment proceeds	694,366	20,751
Purchase of LEK subsidiary	0	577,146
Purchases of property and equipment	0	(429,900)

Net cash used/(provided) in investing activities	694,366	722,346

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales and subscriptions(net)	69,598	812,559
Net advances (to) from controlling shareholder	0	143,777
Net borrowings/ repayments on bank line of credit	467,997	1,157,129

Net cash provided by financing activities	537,595	2,113,465

FOREIGN CURRENCY TRANSLATION	146,948	(2,071)

INCREASE IN CASH	($735,874)	$1,517,621

CASH, BEGINNING OF YEAR	$1,978,671	$461,050

CASH, END OF YEAR	$1,242,797	$1,978,671

The accompanying notes are an integral part of these consolidated financial statements

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2006 AND 2005
		4/30/2006	4/30/2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)		$32,738	$0
Income taxes			$0

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Exchange of the company's common shares of
1,442,424 at a mutually agreed value of $3.00 per share
for exchange of LEK¡¯s 51% equity. In Dec. 2004			$4,327,272

Exchange of the company's common shares of	265,859
at a mutually agreed value of $3.00 per share for
exchange of LEK's 9.4% equity in June 2005		$ 797,577

The accompanying notes are an integral part of these consolidated financial statements

L&L Financial Holdings, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended April 30, 2003, 2004, 2005 and 2006
			Additional			Foreign
	Common		Paid-in-	Deferred	Retained	Currency
Balance	Stock Shares	Amount	Capital	Compensation	Earnings	Translation	Total
30-Apr-03	15,263,940	$15,264	$987,005	$(31,065)	$108,614	(6,777)	$1,073,041
Cancellation of shares	(474,540)	(475)	(89,850)				(90,325)
Common Stock Issued
for Cash	1,880,502	1,881	909,264				$ 911,145
Amortization of
Deferred Stock
Compensation				3,420			$3,420
Foreign Currency
Translation Adjustment						(2,240)	(2,240)
Warrants Issued for
Director Compensation			10,000				10,000
Net Profits					12,931		12,931
Balance
30-Apr-04	16,669,902	$16,670	$1,816,419	(27,645)	$121,545	$(9017)	$1,917,972
Issuance of Common
Stock for Cash	409,262	409	262,974				$ 263,383
Issuance of Common
Stock for Warrants
Conversion	562,803	563	336,139				$ 336,702
Issuance of Common
Stock for Acquisition	1,442,424	1,442	4,325,830				$ 4,327,272
Cancellation of
Common Stock Related
to Rescinded Investment	(750,000)	(750)	(236,250)				(237,000)
Issuance of Common
Stock for Director Fees	50,000	50	149,950	(150,000)			-
Issuance of Common
Stock for Director Fees
Due to Stock	4,002	4	(4)				-
Forfeiture of Common
Stock Awards	(160,834)	(160)	(85,130)	85,290			$0
Amortization of
Deferred Compensation				12,355			$12,355
Purchase of Warrants
for Cash			356,250				$356,250
Foreign Currency
Translation Adjustment						(2,071)	$(2,071)
Net Profits					290,676		$290,676
30-Apr-05	18,227,559	$18,228	$6,926,178	$(80,000)	$412,221	$(11,088)	$7,265,539
Issuance of Common
Stock for Cash	23,900	24	69,574				$69,598
Issuance of Common
Stock for Acquisition	265,859	266	797,311				$797,577
Issuance of Common
Stock for Service	138,334	138	384,598				$384,736
Deferred Compensation
for Service				(100,000)			$(100,000)
Amortization of
Deferred Compensation				21,333			$21,333
Foreign Currency
Translation Adjustment						146,948	$146,948
Net Profits					546,960		$546,960
30-Apr-06	18,655,751	$18,656	$8,177,661	$(158,667)	$959,181	$135,860	$9,132,691

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

Revenue --The Company's revenue recognition policies are in compliance with Staff accounting bulletin when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

Inventories - Inventories comprise finished goods and work¨Cin-progress and are stated at the lower of cost and net realizable value. Cost, calculated on the first-in, first-out basis, comprises materials, direct labor and an appropriate proportion of all production overhead expenditure. Net realizable value is determined on the basis of anticipated sales proceeds less estimated selling expenses

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 10 years.

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

Stock-Based Compensation: The Company issued warrants to compensate directors and executive in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and provides the pro forma net earnings and pro forma earnings per share disclosures for employee stock warrants granted, as if the fair-value-based method defined in Statement of Financial Accounting Standards ("SFA") No. 123, Accounting for Stock-Based Compensation, had been applied. In accordance with APB No. 25, compensation expense is recorded on the date a warrant is granted only if the current market price of the underlying stock exceeds the exercise price. The Company has issued two types of warrants (Class D, and Class E). As of April 30, 2005, no options have been granted.

.

NOTE 3. BUSINESS COMBINATION

On December 4, 2004, the Company purchased 51% voting ownership interest of LiuZhou City No. 2 Air Compressor Co Ltd, or Liuzhou Liuerkong Machinery Company Ltd. ("LEK"). The acquisition of LEK is recorded under a purchase method of accounting. The LEK purchase price of $4,327,272, based on the negotiated value of LEK¡¯s net assets, was paid via an exchange of 1,442,424 of L&L common stock valued at $3.00 each stock. The value of the common stock issued was based on the price received for cash sales of the stock during fiscal 2005. The Company has accounted for the transaction as a purchase. In accordance with SFAS No. 141, the Company consolidates LEK financial position at April 30, 2006 and operational results from April 30, 2005 through April 30, 2006.

The following information relates to the LEK acquisition:

1.	LEK, is a privately owned legal entity, incorporated in LuiZhou city, GuangXi, China. It is an established company with over 30 years of operations of manufacturing and sales of various piston-type, low-end, industrial air compressors. As of the date of acquisition, sale of air-compressors represent approx. 80% of LEK total sales, while the plastic injection molding machines sales represents approx. 20%. As a result of the purchase, 51% of the LEK equity voting stock was acquired by the Company on December 4, 2004 via an execution of a sales and purchase agreement on that date.

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

On June 30, 2005 the Registrant acquired additional 9.4% of LEK equity shares using a stock exchange at $3.00 per share of the Company stock. Thus, the Company increased its equity holding of LEK to 60.4%.

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

The total appraised fair market value of LEK assets is $16,905,764 including inventories of $4,967,666 and fixed asset of $3,050,765 are determined on the acquisition date of December 4, 2004, supported by an independent, third party's appraisal report (GuangXi Xianghao Certified Public Accountants Co., Ltd. of China). The local appraiser is aware of its name was mentioned in the filing. The fair market value of LEK assets is higher than that of the book value at the acquisition date. Per SFAS 141, the cost allocation uses the fair market value of LEK assets and liabilities, resulting a net equity of $5,739,267 of LEK on December 4, 2004. LEK owns other subsidiaries that are consolidated for which there is minority ownership to account for.

5. The allocation of LEK purchase cost of $5,187,727.

Total LEK purchase cost of $5,187,727, which consists of $5,124,849 of stock exchange value, and $62,878 of capitalization of direct acquisition costs, is allocated to two components: 1) the fair market value of LEK's net equity and 2) goodwill. Details are summarized as follows:

Item	Amount
Fair value of assets	$16,905,764
Less: Fair value of liabilities	9,872,695
Minority interest	1,293,802
LEK equity	$5,739,267
Net equity acquired by L&L	$2,927,026	(51%of LEK equity)
Goodwill acquired by L&L	$1,463,124	(a)
Total LEK cost to L&L	$4,390,150

As a result of the additional acquisition of 9.4% of LEK in June 2005, additional goodwill was recorded.

The LEK condensed balance sheet as of June 30, 2005 is summarized as follows:

	Historical Fair Market			Historical	Fair Market
Item	Cost	Value	Item	Cost	Value
Cash	$1,819,180	$1,819,180	Accounts Payable	$6,623,630	$6,623,630
Accounts Receivable	5,025,095	5,025,095	Other Payable	4,543,723	4,543,723
Other Receivable			Long Term
and Prepayment	7,755,511	7,755,511	Liabilities	1,210,654	1,210,654
Inventories	3,585,683	3,585,683	Minority Interest 1,331,048		1,331,048
Fixed Assets	2,640,578	2,640,578	Equity	7,116,992	7,116,992
			Total Liabilities
Total Assets	$20,826,047 $20,826,047		and Equity	$20,826,047	$20,826,047

On June 30, 2005, an exchange of the Company's common shares of 265,859 at a mutually agreed value of $3.00 per share for exchange of LEK's 9.4% of equity. After the Registrant acquired additional 9.4% of LEK equity shares, the Company increased its equity holding of LEK to 60.4% . The $3.00 per share was determined based on the most recent cash sales of the Company's common stock.

The calculation for the additional goodwill is presented below:

Item	Amount
Fair value of assets	$20,826,047
Less: Fair value of liability	12,378,007
Minority interest	1,331,048
LEK equity	7,116,992
Net equity acquired by L&L	668,997	(9.4% of LEK equity)
Goodwill acquired by L&L	128,580	(b)
Total LEK cost to L&L	$797,577	($797,577=$3*265,859)
Total Goodwill	$1,591,704	(c=a+b)

Goodwill of LEK in the amount of $1,591,704 is shown on the Registrant's consolidated balance sheet as of April 30, 2006. Goodwill included in the consolidated statement is a result of combing LEK operations into the Company's operations. Goodwill is a residual cost after the cost allocation of the total purchase price of $5,187,727 exceeds the net equity acquired. The goodwill of LEK is an intangible asset, expected to be indefinite until the disposal of the LEK operations. There is no other intangible asset included in the goodwill, so goodwill is not separable. The Company has not identified any finite lived intangible assets in connection with this transaction.

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

NOTE 4. CASH

The cash balances as of April 30, 2006 and April 30, 2005 consist of:

Item	4/30/2006	4/30/200
Cash on hand	$66,196	$12,804
Cash in bank	$1,176,601	$1,965,8
Total	$1,242,797	$1,978,6

(1): including LEK cash of 577,146

NOTE 5. ACCOUNT RECEIVABLES

The account receivable balances, relating to the trade accounts as of April 30, 2006 and April 30, 2005 consist of:

Item			4/30/2006	Account		4/30/2005	Account
			Bad debt	receivable,		Bad debt	receivable,
		Amount	provision	net	Amount	provision	net
Within credit term	1	$4,105,772		$4,105,772	$3,694,676		$3,694,676
Exceeding due
day 1 to 30 days		283,956	(13,484)	270,472	237,214	(11,861)	225,353
Exceeding due
day 31 to 180 days		1,822,921	(448,923)	1,373,998	1,255,133	(313,798)	941,335
Exceeding due
day 181 days	2	937,538	(936,360)	11,78	666,109	(666,109)
Total		$7,150,187 (1,398,767) $5,751,420			$5,853,132	(991,768)	$4,861,364

(1)	Based on Chinese business custom, the Company grants approx 30-60 days credit term for their customers.

(2)	The receivable would normally be collected within the 180 days.

NOTE 6. NOTES RECEIVABLE

The notes receivables incurred for the LEK trade activities, in relation to the LEK air compressor selling business. These note receivables are to be collected from its Clients.

The notes receivable balances as of April 30, 2006 and April 30, 2005 consist of:

Item	4/30/2006	4/30/2005

Amount	$94,497	1$59,014
Bad debt provision	(92,000)	(92,000)

Notes receivable, net	$2,497	$67,014

The notes receivable of $2,497 was due to LEK subsidiary. The note receivable incurred in current year is due on October 20, 2006.

NOTE 7. INVENTORIES

Inventories located at LEK subsidiary consist of the following details as of April 30, 2006 and April 30, 2005:

Item		4/30/2006	4/30/2005

Raw Materials (net)	(1)	$2,234,500	$3,169,341
Work in process		909,125	919,932
Finished Goods		229,822	543,108

Subtotal- Inv		3,373,447	4,632,381
Less: Obsolescence Provision		(151,410)	(871,215)

Total Inventories		$3,222,037	$3,761,166

(1): the balance of inventories at the year ended April 30 2006 and year ended April 30. 2005 are $3,222,037 and $3,761,166 respectively. The net decrease was 539,129. The raw materials reduced 29% than that of year ended April 30 2005 and the provision or obsolescence reduced 82% than last year's.

NOTE 8. PREPAYMENT AND OTHER ASSETS

Prepayment and other assets consist of the following details as of April 30, 2006 and April 30, 2005:

Item		4/30/2006	4/30/2005

Prepayments	(1)	$1,792,720	$345,046
Deposits	(1)	13,569	177,415
Other Receivables	(2)	1,429,507	737,650
Advances to employees	(3)	523,665	542,996

Total		$3,759,461	$1,803,107

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

(3): LEK has some 20 sales and service centers, located through out China and away from LiuZhou factory. Each sale staff of these locations receives some cash advances, in order to conduct LEK business. The advances are recorded under employees' personal names, as advances to employees. The advances are on a replenish basis. In addition, it is the business practice that when employees having business trips, or due to unexpected difficulties, they may obtain an approval to borrow cash advance from the employer, on a temporarily basis. The advances can be collected, either upon demand, upon employees0„30…4claim their expenses, or deducted from their salaries. As the Company with LEK factory has 400 workers and staff as of 4/30/2006, the balance is considered reasonable. There were nearly 200 people in LEK who have the advances as of April 30,2006. The amount of advances to employees varies ranging from few hundreds to three thousands dollars to each of these employees.

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

NOTE 10. INVESTMENTS

The Company made an investment -Tech-H Information Co. Ltd. ("Tech-H") in 2001, Tech-H located in Cheng-Du city. The company recorded investments at costs. As of April 30, 2006, the Company has still owned 19.5% investment interests in Tech-H, recorded under an investment are accounted for at cost, consistent with that of the prior year. The audited financial statements of Tech-H indicate the software company is growing and profitable. Therefore, management determined there is no impairment for the software company0„30…4s investment.

In addition, the LEK subsidiary has an investment in another (third party) air compressor entity (of 5% equity) as of April 30, 2006. This small investment is recorded as an investment account on the balance sheet at April 30, 2006. The investment is recorded at cost and no impairment is suggested.

The summary of two years Investments Accounts of L&L, as of April 30, 2006 and 2005 is as follows:

Item	Year	Historical	As of	Increase	Divesture	As of	Equity
	Purchased	Costs	4/30/2005	(exchange)		4/30/2006	Ownership
L&L invested in:
Tech-H	2001	$400,500	$400,500		$0	$400,500	19.80%

LEK subsidiary
invested in :
An Air Compressor Co.	2004	60,533	60,533	1,889		62,422	5.00%

			$461,033	1,889		462,922

The investment of L&L to the Tech-H company located at Chengdu, Sichuan Province, only has 19.8% equity share of the Tech-H company. Under the accounting standards, L&L does not calculate the income and loss of Tech -H on its consolidated financial statements. There are no dividends or distributions made by these two entities as of 4/30/2006.

NOTE 11. ACCRUALS AND OTHER LIABILITIES

Accruals and other liabilities consisted of the following as of April 30, 2006 and April 30, 2005:

Item		4/30/2006	4/30/2005

Accrual expenses:		$169,058	$538,995
a) Selling commissions		0	217,244
b) Office expenses		53,058	149,917
c) Staff salaries and benefits		41,524	63,532
d) Other operation expenses
including audit fees		74,476	108,302
Other liabilities	(1)	1,062,663	721,751

Total		$1,231,722	$1,260,746

(1): Other liabilities included employees' social insurance, prepaid rental deposit, and other loans with some other companies. All the liabilities have no repayment terms. They are miscellaneous short term accruals due to month early end cut-off dates. They are not notes payable. These accruals are to be paid off in the next month.

NOTE 12. LOANS DUE FROM A LEK CORPORATE SHAREHOLDER AND ITS AFFILIATES

These loans consisted of the following as of April 30, 2006: the LEK shareholder borrow money from the company during 2006

Item	Note		4/30/2006	4/30/2005

Liuzhou No. 2 air compressor Co, Ltd.	(1)	(3)	3,838,469	3,085,440
FLUID-MEC International Holdings Co., Ltd. (2) (3)			1,318,144	1,266,142
Total			$5,156,613	$4,351,582

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

NOTE 13. BANK LOAN AND BANK LINE OF CREDIT

Bank loan and bank line of credits are summarized as follows:

Items		4/30/2006	4/30/2005

Bank loans
L&L	(1)	$0	$213,846
LEK subsidiary	(2)	2,528,090	635,593

Total		$2,528,090	$849,439

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

The sales segments are summarized as follows:

Segments	Year ended on 4/30/2006			Year ended on 4/30/2005

	Sales		Profit/(Loss)	Sales		Profit/(Loss)
Air compressors	$13,076,143 (99%)		$597,966	$7,100,865	(92%)	$155,939
Consulting	$20,000	(1%)	$51,006)	$618,662	(8%)	$50,128

Total	$13,096,143		$546,960	$7,719,527		$206,067

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

3) Segment by Assets:

The Company's assets consist of the following:
( in $ Per Thousand )

Assets		4/30/2006				4/30/2005
	L&L	LEK	Consolidate	%	L&L	LEK	Consoliated	%

		Air
	consulting compressor		(2)				(2)

Cash	31	1,212	1,243	5	399	1,580	1,979	9
Receivables (1)	242	5,512	5,754	24	622	4,306	4,928	22
Prepayment	907	3,103	3,759	16	477	1,568	1,803	8
Inventories		3,222	3,222	13	0	3,761	3,761	17
PP&E	470	2,333	2,804	12	594	2,689	3,283	15
Goodwill			1,592	7	0	0	1,463	7
Loan from shareholder		5,157	5,157	21	0	4,352	4,352	20
Investment	7,528	62	463	2	5,408	60	461	2
Total Assets	9,178	20,601	23,993	100	7,500	18,316	22,030	100
Asset %	14%	86%	100%		17%	83%	100%

(1)	including accounts receivable and notes receivable.

(2)	including elimination adjustments

NOTE 16. INCOME TAXES

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

The table below listed the Company's warrants as of April 30, 2006. 2005 and 2004.

WARRANTS SUMMARY
		Beginning	Activity during the year				Warrants	Ending
		balance					Expired	balance
Type of Warrants	Date Authorized 5/1/2004 Issuance Split Conversion Exercised 4/30/2006 4/30/2006
	(Units) (Units)	(Units)	(Units) (Units)	(Units)			(Units)	(Units)

Warrants (class A)
Re: Warrants on PPM
exercise price @US$2.50	3-Feb 2,000,000 630,334 -			1,260,668	(490,800)	-	-	1,400,202

Warrants (class B)
Re: Warrants on PPM
exercise price @US$3.00	4-Feb 1,000,000	4,167	144,753	241,842	(42,003)	-	-	348,759

Warrants (class C)
Re: Premium of US$1.25 with
exercise price @US$2.00	4-Jul 1,000,000	-	285,000	570,000	(30,000)	-	-	825,000

Warrants (class D)
Re: Executive	4-May 1,100,000	-	40,000	80,000	-	-	-	120,000
exercise price @US$2.25

Warrants (class E)	4-May 4,000,000	-	850,000	153,749	(47,500)	-	-	956,249
Re: Director
exercise price @US$3.00
Total	9,100,000 634,501 1,319,753 2,306,259 (610,303) 0							3,650,210

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

Information relating to warrants outstanding and exercisable at April 30, 2006 summarized by exercise price is as follows:

Range of	Number of		Weighted	Weighted	Number		Weighted
Exercise	Outstanding at		Average	Average	Exercisable at		Average
Price	April 30,2006		Remaining	Exercise	April 30,2006		Exercise
	(units)		Contractual	Price	(units)		Price
Life
	Class D	Class E			Class D	Class E
$3.00	600,000	956,249	4 Years	$3.00	600,000	512,000	$3.00

During the current year ended April 30, 2006, the Company does not use its equity instruments to acquire goods or services, other than directors' services and reward senior executives. None of the warrants issued are converted as of April 30, 2006.

The following table summarizes two types of warrants and exercise prices, as of April 30, 2006:

	Number of	Number of
	Warrants (D)	Warrants (E)	Warrants
	issued and	issued and	convertible
Name of Director, executive	outstanding	outstanding	price
Olmsted , former Director		7,500	$3.00
Leung, former Director(1)		181,250	$3.00
Lee, Director		604,166	$3.00
Locke, former Director	120,000		$2.25
Kiang, Director		61,666	$3.00
Sheppard, former Director(1)		51,667	$3.00
Borich, Director		50,000	$3.00
Total units issued	120,000	956,249

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

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

  The prior year audit was done by another auditor, for its tight schedule/resources, did not complete the Registrant's audit on a timely basis. As a result, the Board of Directors decided to retain Jaspers & Hall, PC, an independent auditing firm under the SEC PCAOB practice, to be the new auditor for the current year¡¯s audit for the period ended at April 30, 2006.
  There is no disagreement with accountant or financial disclosure.

Item 8A. Controls and Procedures Evaluation of disclosure controls and procedures

The Company with the participation of its principal executive officer ("CEO"), and Chief Financial Officer ("CFO"), have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company, its CEO, and CFO, have concluded that the disclosure controls and procedures are effective as of 4/30/2006, covered by this report.

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

Changes in internal control over financial reporting

During the three months ended 4/30/2006, covered by this Report, no changes were made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

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

	Name of Beneficial	Amount and Nature
Class of Stock	Owner	of Beneficial Ownership	Percent

Common	Dickson Lee	7,650,000	41.00%
Common	Kathy C Au (1)	1,200,000	6.40%
Common	Li Xiang	1,200,000	6.40%
Common	Wu Yang	1,708,283	9.20
Common	Other investors	6,897,468	37.00%

Total issued & outstanding		18,655,751	100.00%

(1) Spouse of Mr. D. Lee

Item 12. Certain Relationships and Related Transactions.

None.

	Part IV

Item 13. Principal Accountant Fees and Services

Item	2006	2005

	Estimated
Audit Fee:
Audit-Related Fess (1)	$70,088	$85,400

Total audit fees	$70,088	$85,400

(1) Representing estimated aggregated fees for professional services related to the year-end audit. Amount excluding quarterly review fees.

Item 14. Exhibits and Report on Form 8-K

1.	Independent auditor's report on Financial Statements.

2.	The LEK acquisition contract (English translation).

3.	The independent CPA firms' evaluation report on impairment of LEK goodwill on brand-name and others (English translation).

The following list describes the exhibits filed as part of this report on Form 10-KSB:

EXHIBIT DESCRIPTION NUMBER

31.1	Certificate of Chairman as Required by Rule 13a-14(a)/15d-14.

31.2	Certificate of Comptroller as required by Rule 13a-14(a)/15d-14.

32.1	Certificate of Chairman as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certificate of Comptroller as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

L & L FINANCIAL HOLDINGS, INC.

Date: August 14, 2006

By: /S/ Dickson Lee ------------------------ Dickson Lee Chairman

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

Date: August 14, 2006

By: /S/ Dickson Lee ------------------------ Dickson Lee Chairman

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

Date: August 14, 2006

By: /S/ Dickson Lee ------------------------ Dickson Lee Chairman

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