Form 10QSB/A
period 2006-10-31
L & L FINANCIAL HOLDINGS INC
filed 2007-10-17
CIK 1137083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
---------------------------------
FORM 10-QSB
Amendment # 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
1934 FOR THE SECOND QUARTER ENDED ON October 31, 2006

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the second quarter ended October 31, 2006

Commission file number: 000-32505

L & L FINANCIAL HOLDINGS, INC.
------------------------------------------------------
(Exact name of small Business Issuer as specified in its charter)

NEVADA	90-2103949
----------------------------------------------------	----------------------------------------------
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

720 Third Avenue Suite#1611, Seattle, WA	98104
-------------------------------------------------	---------------------------
(Address of Principal Executive Offices)	(Zip Code)
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

	L & L FINANCIAL HOLDINGS, INC.

	2006 Form 10-QSB Quarterly Report

	Table of Contents
		Page
	PART I
Item 1.	Description of Business	3
Item 2.	Description of Property	4
Item 3.	Legal Proceedings	4
Item 4.	Submission of Matters to a Vote of Security Holders	4

	PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	5
Item 6.	Management's Discussion and Analysis or Plan of Operation	5
Item 7.	Controls and Procedures	10
Item 7A. Consolidated Financial Statements		10

	PART III
Item 8.	Directors and Executive Officers	30
Item 9.	Executive Compensation	30
Item 10.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	30
Item 11.	Certain Relationships and Related Transactions	30

	PART IV
Item 12.	Principal Accountant Fees and Services	31
Item 13.	Exhibits Report on Form 8-K	31

Signatures		31

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

History of the Company

In 1995, the Company began its operations to provide corporate finance and financial consulting services. In 1997, the Company expanded the operations into China and purchased a prime office in downtown area of Shenzhen City, as its China operational center. In September 1998, the Company assisted Chinese Companies to list on the US capital markets. In February of 1999, the Company's CEO was appointed as a judicial member of the Insider Dealing Tribunal of Hong Kong conducting legal inquiries on companies, which may violate the Insider Dealing Ordinance of Hong Kong. In February of 2000, the Company shifted its focus from a consulting firm to acquire established manufacturing companies in China. In May of 2001, L & L became a SEC public reporting company in the US. In April of 2002, the Company together with China Development Institute (CDI), a China think-tank, began its acquisition project in China. To gain hands-on experience, in the same year, the Company acquired a minority equity of a computer software company in Chen-Do City, China. During 2002, the Company was appointed as an Economic Advisor by the municipal government of Tong Shan City in China. In 2004 and 2005, the Company acquired 60.4% equity interest of an air compressor company, LEK in GuangXi. In 2005, the Company invites qualified executives, including Mr. J. Borich, a former US Consul General at Shanghai as a Board Member. As of October 31, 2006 the Company invited Dr. Art Chan, PhD, a former G.E. executive as the Technology Advisor. The Company is continuing to identify talents to assist its growth. To ensure the company's growth, L&L Board of Directors in August of 2006 elected Mr. Paul W. Lee as the Chairman, and Ms. Shirley Kiang as the new Vice Chairperson of the Board. The Board also approved an establishment of a Board of Advisors thus recruit additional talents to the Company. For more information, please see prior SEC filings and visit the Company0„30…4s website at www.lnlinvestment.com

The Company Corporate Structure

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

Total Revenue:

The Company recorded revenue of $2,920,753 for the period ended October 31, 2006, comparing to $3,079,654 for the same period in 2005. The decrease of $158,901 (or 24%) is due to the KMC operations, which contributed $749,972 of revenue and LEK's revenue contributed $2,145,812 for the second quarter ended on October 31, 2006.

Total operating expenses:

Personnel costs amounts to $300,404 incurred in the 2nd quarter ended October 31, 2006, represents a decrease of $90,692 (or 23%) as compared to $391,096 of the prior quarter ended on October 31, 2005. The current LEK personal cost of $260,259 reflected a continuing personnel reduction effort of the air compressor facilities.

Selling, General and Administrative Expenses (SG&A):

Current SG&A is $345,053 for the quarter ended October 31, 2006. When compared it to $515,497 for the same period in 2005, there is a decrease of $170,444 (or 33%). The difference is mainly due to the reduction of LEK SG&A expense ($273,216), reflecting management¡¯s cost control efforts.

Interest expenses:

Interest expenses increase of $39,640 in the current year, from $11,041 of the prior three months ended in October 31, 2005 to $50,681 of the current period ended October 31, 2006 reflect the bank loans of both LEK and KMC.

Minority Interest: Net Income:

Net income increased by $7,551(or 58%) during the current year, comparing $20,628of net income for the current period ended October 31, 2006 to $13,077 of net income for the prior period in 2005 due to the acquisition of KMC operations.

Change in Liquidity and Capital Resources:

The following factors affected the Company's liquidity status and capital resources:

From the operating activities: Net Cash provided by operating activities was $95,758 during the current quarter ended October 31, 2006. When compared it to net cash used of $145,770 in the same period of 2005, an increase of cash $241,528 (or +166%) was mainly due to effects of an increase cash from accounts receivable by $627,560 and increase of accounts payable by $226,567, increase of prepayments and other assets by $484,918, inventory increased by $646,936, increase of tax payable by $20,718 and decrease of accrued liabilities and other liabilities by $415,384. The Company's operating cash flow is highly dependent upon its ability to bill for the LEK and KMC sales and collect these LEK and KMC billings in a timely manner.

Investing activities: Net Cash provided by investing activities was $ 421,225 during the current period ended on October 31, 2006, while $41,390 generated in the same period in 2005. The increase of net cash provided of $379,835 (or 918%) was due to the disposal property and equipment at current period, and cash from subsidiary - KMC.

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

Moreover, the Registrant is aware that the PRC State Administration of Foreign Exchange ("SAFE") on October 21, 2005 issued a new circular ("Circular 75"), effective November 1, 2005, which supersedes Circular 11 and Circular 29 ceased to be implemented. SAFE also issued a news release about the issuance of its Circular 75 to make it clear that China's national policies encourage the efforts by Chinese private companies and high technology companies to obtain offshore financing. Circular 75 confirm that the uses of offshore special purpose vehicles ("SPV') as holding companies for PRC investments are permitted as long as proper foreign exchange registrations are made with SAFE.

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

Item 7. Controls and Procedures Evaluation of disclosure controls and procedures

The Company with the participation of our the principal executive officer (CEO01), and Chief Financial Office  (CFO), have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company, its CEO, and CFO, have concluded that the disclosure controls and procedures are effective as of 10/31/2006, covered by this report.

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

Changes in internal control over financial reporting

During the three months ended 10/31/2006, covered by this Report, no changes were made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

Item 7A. Consolidated Financial Statements

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	October 31, 2006	April 30, 2006
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash	$915,727	$1,242,797
Accounts receivable, net	6,151,618	5,751,420
Notes Receivable	115,156	2,497
Prepayment and other assets	5,520,757	3,759,461
Inventories	4,441,908	3,222,037
Total current assets	17,145,166	13,978,212
LONG TERM ASSETS:
PROPERTY AND EQUIPMENT, net	2,602,497	2,803,613
GOODWILL	1,591,704	1,591,704
LOAN TO A CORP SHAREHOLDER	5,447,025	5,156,613
INVESTMENTS	462,922	462,922
Total long term assets	10,104,148	10,014,852
TOTAL ASSETS	27,249,314	23,993,064

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	2,782,977	2,948,767
Accrued and other liabilities	1,780,541	1,231,722
Taxes payable	3,040,182	2,951,239
Customer deposits	532,941	144,815
Bank loan and bank line of credit - current	1,804,182	2,528,090
Total current liabilities	9,940,823	9,804,633

TOTAL LIABILITIES	9,940,823	9,804,633

MINORITY INTEREST	6,404,080	5,055,740

STOCKHOLDER'S EQUITY:
Preferred stock, no par value, 2,500,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value, 120,000,000 shares
authorized and 19,162,458 issued and Outstanding	19,162	18,656

Paid-in Capital	9,860,676	8,165,352
Due to/(from) controlling shareholder	0	12,309
Deferred stock compensation	(168,667)	(158,667)
Foreign currency translation	133,520	135,860
Retained Earnings	1,059,720	959,181
Total stockholders' equity	10,904,411	9,132,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,249,314	$23,993,064

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
The 2nd quarter ended October 31, 2006 and 2005

	Three Months Ended		Six Months Ended
	Oct. 31, 2006	Oct. 31, 2005	Oct. 31, 2006	Oct. 31, 2005
REVENUES
Sales	$2,920,753	$3,079,654	$5,389,375	$6,373,178

TOTAL REVENUES	2,920,753	3,079,654	5,389,375	6,373,178

Cost of Goods Sold	2,197,263	2,191,120	3,782,572	4,593,332
Consulting Expenses	50,843	0	50,843	0
Total Cost of Sales	2,248,106	2,191,120	3,833,415	4,593,332

GROSS PROFIT	672,647	888,534	1,555,961	1,779,846

OPERATING COSTS AND EXPENSES:
Personnel costs	300,404	391,096	614,249	745,158
Selling / General and
administrative expenses	345,053	515,497	728,064	1,052,206
Total operating expenses	645,457	906,593	1,342,313	1,797,364

OTHER EXPENSES/(INCOME):
Interest expense/(income)	50,681	11,041	98,685	(43,936)
Other (income)	(167,638)	(164,567)	(249,241)	(438,511)
Total other (income)	(116,957)	(153,526)	(150,556)	(482,447)

INCOME/(LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST	144,147	135,467	364,204	464,929
LESS PROVISION FOR INCOME TAXES	15,933	0	15,933	0

INCOME BEFORE MINORITY INTEREST	128,214	135,467	348,271	464,929

LESS: MINORITY INTEREST	107,586	122,390	247,734	332,525

NET INCOME	$20,628	$13,077	$100,538	$132,404

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation
adjustments	(2,066)	(390)	133,520	94,322

Total other comprehensive loss	(2,066)	(390)	133,520	94,322

COMPREHENSIVE INCOME	$18,562	$12,687	$234,058	$226,726

NET INCOME PER COMMON SHARE-basic	0.001	0.001	0.005	0.007

NET INCOME PER COMMON SHARE-diluted	0.001	0.001	0.012	0.007

WEIGHTED AVERAGE COMMON SHARES	18,497,418	18,497,418	18,486,601	18,407,616
OUTSTANDING ¨C basic

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING ¨C diluted,	19,035,785	19,035,785	19,024,968	18,945,983
under treasury stock method

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
Six months ended Oct 31, 2006 and 2005
	Year 2006	Year 2005

	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:	Oct 31 2006	Oct 31 2005
Net income	$100,538	$132,404
Add: Minority interest income	247,734	332,526
Adjustments to reconcile net income to net cash
provided by / (used in )operating activities:
Depreciation and amortization	107,915	121,079
Amortization for deferred compensation	20,000	9,000
Warrant compensation expenses
Provision for doubtful accounts		(489)
Changes in assets and liabilities (net of business acquisition):
Accounts receivable	(399,969)	(1,027,529)
Inventory	812,230	165,294
Prepaid and other assets	(817,238)	(332,320)
Accounts payable	(723,989)	(497,422)
Accrued liabilities and other liabilities	536,303	951,687
Taxes payable	20,718
Net cash (used in)/provided by operating activities	(95,758)	(145,770)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from Subsidiary - KMC	301,195
Disposal property and equipment	120,031	10,651
Purchases of investment
Notes receivable		36,369
Purchases of property and equipment		(5,630)
Net cash used/(provided) in investing activities	421,225	41,390

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales and subscriptions(net)	29,989	9,600
Net advances (to) from controlling shareholder	43,722	(17,634)
Net borrowings/ repayments on bank line of credit	(723,908)	(1,671,413)
Net cash provided by financing activities	(650,197)	(1,679,447)

FOREIGN CURRENCY TRANSLATION	(2,340)	23,522

INCREASE IN CASH	($327,070)	($1,760,305)

CASH, BEGINNING OF YEAR	$1,242,797	$1,978,671

CASH, END OF PERIOD	$915,727	$218,366

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
2nd quarter ended Oct 31, 2006 and 2005
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)		$32,738
Income taxes		$0

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Exchange of the company's common shares of 1,442,424
at a mutually agreed value of $3.00 per share
for exchange of LEK's 51% equity. In Dec. 2004
Exchange of the company's common shares of 265,859
at a mutually agreed value of $3.00 per share
for exchange of LEK's 9.4% equity in June 2005		$797,577
Exchange of the company's common shares of 485,592
at a mutually agreed value of $3.25 per share
for exchange of KMC's 60% equity in Oct 2006	$1,578,173
Exchange of equipment for note receivable		$168,743

L&L Financial Holdings, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) For the 2nd quarter ended Oct 31, 2006

			Additional	Deferred	Retained	Foreign
	Common Stock		Paid-in	Compensation	Earnings	Currency	Total
Balance	Shares	Amount	Capital			Translation
April 30 2006	18,655,751	$18,656	$8,177,661	($158,667)	$959,181	135,860	9,132,691

Issuance of common
stock for cash	10,615	11	29,989				30,000

Issuance of common
stock for acquisition	485,592	485	1,621,410				1,621,895

Issuance of common
stock for service	10,500	10	31,616	(30,000)			1,626

Deferred Compensation
for service

Amortization of
deferred compensation				20,000			20,000

Foreign currency
translation adjustment						(2,340)	(2,340)

Net Profit					100,538		100,538

October 31,2006	19,162,45 $19,162 $9,860,676 ($168,667) $1,059,719 $133,520 $10,904,410

L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE Six MONTHS ENDED OCTOBER 31, 2006 Un-audited

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L Financial Holdings, Inc. (the "Company office") is located in Seattle, Washington. The Company's China operations are supervised by its ShenZhen office, located at ShenZhen City of south China. The Company's majority revenues are generated from its subsidiaries, LEK and KMC, which the Company owns 60.4% and 60% of the equity respectively, as of July 31, 2006. LEK is a manufacturer of industrial air compressors located in GuangXi of China, while KMC is a energy related coal consolidator in Yunnan of China.

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

a) Pro Forma Net Income and Earning Per Share:

Under SFAS 123, the Company's net earnings, and earning per share are adjusted to the pro forma amounts for the six months ended October 31, 2006, and 2005, as follows:

(Per $ thousand)	Six months period ended
	10/31/2006	10/31/2005
Net income - as reported	$101	$132
Stock-Based employee compensation	(1.6)	(0)
Expense included in reported net income, net of tax	(0)	(0)
Total stock-based employee compensation expense
determined, under fair- value-based method for
all rewards, net of tax	(1.6)	(0)
Pro forma net profit	$99.4	$132

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

NOTE 3. BUSINESS COMBINATION

The Company owns two majority of the voting ownership interest of LEK (LiuZhou City No. 2 Air Compressor Co Ltd, or Liuzhou Liuerkong Machinery Company Ltd.) and KMC (Kunming Mine Company) as of October 31, 2006. The acquisition of LEK is recorded under a purchase method of accounting. In accordance with SFAS No. 141, the Company consolidates LEK financial position at October 31, 2006 and operational results from October 30, 2006 through October 31, 2006 (two days) for the first quarter ended on October 31, 2006.

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

The KMC last year annual sales, prepared was s approximately $8,831,854 for the twelve-month ended on August 31, 2006 ( the valuation date of the KMC acquisition by L&L. The most recent monthly sales in September and October of 2006 have also shown approx. 30% increases; as compared to the monthly sales of August 2006. The sales of October is $1,637,758. KMC net profit after tax was approximately $120,818 for the month of October, 2006 as compared with $593,972 for the prior month. See the financial statements. At present, all the sales of KMC are made in the China markets.

The assets, liabilities and net equity of KMC were approximately $ 3,028,174, $397,886 and $ 2,630,288 respectively, when the KMC was acquired on October 30, 2006 (the date of acquisition). The Registrant acquired 60% of KMC equity ownership with a consideration of US$ 1,578,173, computed based on the book value of net equity of KMC of $2,630,288 as of August 31, 2006 ("the date of valuation") which represented a fair market value of the book value of KMC on the date of acquisition, agreed by both parties. The purchase price is to be paid by the Registrant, using additional 485,592 equity common shares valued at US$3.25 each share ("the agreed price") agreed by both parties. After acquisition of KMC's 60% controlling shares, the Registrant plans to bring in the American accounting, and management know-how to streamline KMC existing operations, to bring financial transparency, and to inject working capital to further expand KMC operations and sales in China. With proper funding, it is estimated that the KMC sales can gradually increase to US$ 25 millions per year in the future. The Registrant uses KMC as an entry-point into China's energy industry. L&L is to use its business model to introduce US energy related machinery and technology to further expand its sales and presence in the China energy markets. It is expected in the next 10 years, China is to invest estimated US$ 150 Billion on its energy related infrastructure, and energy/power related machinery, to keep up with China economic growth.

Financial Information

Completion of Acquisition or Disposition of Assets.

The acquisition has significant implications to the Registrant, as the KMC acquisition materially increases L&L's assets, liabilities and net equity by approximately $3,028,174, $397,886, and $2,630,288 respectively, as of October 30, 2006.

L&L plans to provide additional resources, including management skill, and possibly a US strategic partner to increase KMC sales momentum in China. In addition, L&L is to identify and introduce US coal excavating machinery companies, to improve the quality of China's drilling equipment in China.

Financial Statements of KMC

The historical KMC financial statements (of the two years ended on 8/31/2005 and 8/312006) which reflect the KMC financial conditions prior to the said acquisition made by the Registrant, is tabled as below as a reference.

The audited financial statements of KMC prepared prior to the acquisition on October 30, 2006, is available. This informative was prepared by a China local accountant using the Chinese standards.

A more informative audited financial statements of the KMC, reflecting the current status of KMC after its acquisition by the Registrant, is available on August 15, 2007. Such financial statements were included as an integral part of the Registrant consolidated financial statements for the year ended April 30, 2007. The current financial statements audited by a US accountant, was issued on August 14, 2007, and filed as Form 10KSB on August 15, 2007. On a moving forward basis, it is believed that the financial statements of KMC (included in the Registrant audited financial statements for the year ended April 30, 2007) would provide more updated KMC financial conditions. Please refer to the Form 10KSB field with the SEC on August 15, 2007 for details.

Financial Statements of the Business Acquired:

KMC
(KUNMING BIAOYU INDUSTRIAL BOILER CO.,LTD)
BALANCE SHEETS
(un-audited)
	As of 8/31/2005	As of 8/31/2006
ASSETS
CURRENTASSETS:
Cash	$171,896	$136,446
Accounts receivables, net	36,535	241,281
Prepayment and other assets	657,375	1,320,746
Inventory, net	906,739	1,311,782
Total current assets	1,772,545	3,010,255

Fixed asset, net	21,920	17,919

TOTAL ASSETS	1,794,465	3,028,174

LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Accounts payable	289,567	80,584
Trade deposit received	104,690	271,032
Tax payable	(11,844)	43,596
Other payable	99,714	2,674
Total current liabilities	482,127	397,886

Total long term liabilities	0	0

TOTAL LIABILITIES	482,127	397,886

STOCKHOLDER'S EQUITY:

Paid-in Capital	467,750	1,655,250
Retained Earning	844,588	975,038
Total stockholders' equity	1,312,338	2,630,288

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,794,465	$3,028,174

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

Pro Forma Statements of Income
L & L Financial Holdings, Inc.
Pro Forma Condensed Statement of Income
6 Months Ended Oct 31, 2005
	L&L Historical	Pro Forma	Pro Forma L&L
	Information	Adjustment	Information
		Due to KMC
		Acquisition
REVENUES	$4,639,403	$3,849,972	$8,489,375
Cost of Goods Sold	3,154,356	3,628,216	6,782,572
GROSS PROFIT	1,485,047	221,756	1,706,803
OPERATING COSTS AND EXPENSES:	853,064	0	853,064

INCOME BEFORE TAX & MI	631,983	221,756	853,739
LESS: TAX & MI	304,403	0	304,403

NET INCOME	$327,580	$221,756	$549,336

L & L Financial Holdings, Inc.
Pro Forma Condensed Statement of Income
12 Months Ended April 30, 2006
	L&L Historical	Pro Forma	Pro Forma L&L
	Information	Adjustment	Information
		Due to KMC
		Acquisition
REVENUE	$13,096,143	$7,948,669	$21,044,812
Cost of Goods Sold	9,344,208	7,090,428	16,434,636
GROSS PROFIT	3,751,935	858,241	4,610,176
OPERATING COSTS AND EXPENSES:	2,253,190	335005	2,588,195
INCOME BEFORE TAX & MI	1,498,745	523,236	2,021,981
LESS: TAX & MI	951,785	141	951,926
NET INCOME	$546,960	$523,095	$1,070,055

NOTE 4. CASH

The cash balances as of October 31, 2006 and April 30, 2006 consist of:

Item	10/31/2006	4/30/2006

Cash on hand	$148,722	$66,196
Cash in banks	$767,005	$1,176,601

Total	$915,727	$1,242,797

NOTE 5. ACCOUNT RECEIVABLES

The account receivable balances, relating to the trade accounts as of October 31, 2006 and April 30, 2006 consist of:

				10/31/2006			4/30/2006

			Amount	Bad debt	Account	Amount	Bad debt	Account
Item				provision	receivable, net		provision	receivable, net

Within	credit	1
term			$785,754	$-	$785,754	$4,105,772	$-	$4,105,772
Exceeding due
day 1 to 30 days			$680,929	(13,484)	$667,445	283,956	(13,484)	270,472
Exceeding due
day 31 to 180
days			$1,570,587	(448,923)	$1,121,664	1,822,921	(448,923)	1,373,998
Exceeding due		2
day 181 days			$4,513,115	(936,360)	$3,576,755	937,538	(936,360)	11,78

Total			$7,550,385	$(1,398,767)	$6,151,618	$7,150,187	$(1,398,767)	$5,751,420

(1)	Based on Chinese business custom, the Company grants approx 30-60 days credit term for their customers.

(2)	The receivable would normally be collected within the 180 days.

NOTE 6. NOTES RECEIVABLE

The notes receivables incurred for the LEK trade activities with its customers, in relation to the LEK air compressor selling business. These note receivables are to be collected from its Clients.

The notes receivable balances as of Oct 31, 2006 and April 30, 2006 consist of:

Item	10/31/2006	4/30/2006

Amount	$115,156	$94,497
Bad debt provision	0	(92,000)

Notes receivable, net	$115,156	$2,497

The notes receivable of $115,156 was due from LEK customers, who are outside parties.

NOTE 7. INVENTORIES

Inventories located at LEK subsidiary consist of the following details as of October 31, 2006 and April 30, 2006:

Item		10/31/2006	4/30/2006

Raw Materials (net)		$2,091,665	$2,234,500
Work in process		625,510	909,125
Coal and other materials		1,332,057
Finished Goods	(1)	540,978	229,822

Subtotal		4,590,210	3,373,447
Less: Obsolescence		(148,302)	(151,410)
Provision

Total Inventories		$4,441,908	$3,222,037

(1): the balance of inventories at the period ended October 31 2006 and year ended April 30, 2006 are $4,441,908 and $3,222,037 respectively. The net increase was $1,219,871. The finished goods increased 135% than that of year ended April 30 2006 and the provision or obsolescence reduced 2% than last year end April 30, 2006.

NOTE 8. PREPAYMENT AND OTHER ASSETS

Prepayment and other assets consist of the following details as of October 31, 2006 and April 30, 2006:

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

The summary of two years Investments Accounts of L&L, as of October 31, 2006 and April 30, 2006 is as follows:

Item		Year	Historical	As of	Increase	Dive	As of	Equity
		Purchased	Costs	4/30/2006	(exchange)	sture	10/31/2006	Ownership

L&L invested in:
Tech-H		2001	$400,500	$400,500		$0	$400,500	19.5%

LEK	subsidiary
invested in :
An Air Compressor			62,422	62,422			62,422
Co.		2004						5.0%

				$462,922			$462,922

The investment of L&L to the Tech-H company located at Chengdu, Sichuan Province, only has 19.5% equity share of the Tech-H company. Under the accounting standards, L&L does not calculate the income and loss of Tech - H on its consolidated financial statements. There are no dividends or distributionsmade by these two entities as of 10/31/2006.

NOTE 11. ACCRUALS AND OTHER LIABILITIES

Accruals and other liabilities consisted of the following as of October 31, 2006 and April 30, 2006:

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

NOTE 12. LOANS DUE FROM A LEK CORPORATE SHAREHOLDER AND ITS AFFILIATES

These loans consisted of the following as of October 31, 2006: the LEK shareholder borrow money from the company during 2006.

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

NOTE 13. BANK LOAN AND BANK LINE OF CREDIT

Bank loan and bank line of credits are summarized as follows:

Items		10/31/2006	4/30/2006

Bank loans
L&L		$150,000	$0
LEK subsidiary	(1)	$1,654,182	$2,528,090

Total		$1,804,182	$2,528,090

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

1) Sales Segment:

For the current period ended October 31, 2006, the LEK air compressors income represented 86% of the total consolidated sales. KMC energy income represented 14% of the total consolidated sales. Comparing with the prior year's figures.

The sales segments are summarized as follows:

Sale Segments	Six months ended 10/31/2006			Year ended on 4/30/2006

	Sales		Profit/(Loss)	Sales	Profit/(Loss)
Air compressors	$4,639,403	(86%)	$29,524	$13,026,143	$546,960
Energy-KMC	$749,972	(14%)	$71,013	$0	$0

Total	$5,389,375		$100,537	$13,096,143	$546,960

The Company plans to continue focusing on the air compressor sales and manufacturing activities in China. It plans to formulate the JV with Sullivan Palatek to market US air compressors in China to increase the product portfolio, so the air compressor segment will continue to be the dominant segment in the future.

2) Geographic Segment:

Despite the fact that during the current period ended on October 31, 2006, the Company's operations are in two geographic locations: 1) in China, and 2) in the US. All income of the Company is generated in China. During the six months ended October 31, 2006, LEK contributes sales of $4,639,403 to the Company and KMC contributes sales of $749,972. Both LEK and KMC are located in China.

During the current period, there is no concentration of LEK sales with any of its customers, suppliers, and accounts receivable.

3) Segment by Assets:

The Company's assets consist of the following:
(In $ Per Thousand)

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

As a result of the LEK operations, its local taxes payable in China at October 31, 2006was $3,040,182 and at April 30, 2006 was $2,951,239. These payables related to local sales tax, local properties taxes, and miscellaneous tax liabilities of LEK payable to Chinese local governments, and can be postponed temporarily. L&L, a US company, is in contacts with local municipal government, and is in a process to formulate a formal Sino-American joint-venture to bring in US management skills, US technology and capital to China, which benefit local communities. As according to the China law, a new joint venture may enjoy special Chinese tax rebates and treatments from the governments, thus there is a high probability that the LEK local tax liabilities in China can be mitigated

The income taxes incurred for the 2nd quarter ended October 30, 2006 was $ 15,933, and for April 30, 2006 was $98,253 respectively.

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

The table below listed the Company's warrants as of October 31, 2006.

WARRANTS
SUMMARY
			Beginning					Warrants	Ending
			balance	Activity during the year				Expired	balance

Type of Warrants	Date	Authorized	5/1/2004	Issuance	Split	Conversion	Exercised	4/30/ 2006	7/31/2006

		(Units)	(Units)	(Units)	(Units)	(Units)	(Units)		(Units)
Warrants (class A)
Re: Warrants on
PPM exercise price	Feb-03	2,000,000	630,334	-	1,260,668	(490,800)	-	-	1,400,202
@US$2.50

Warrants (class B)
Re: Warrants on
PPM exercise price	Feb-04	1,000,000	4,167	144,753	241,842	(42,003)	-	-	348,759
@US$3.00

Warrants (class C)
Re: Premium of
US$1.25 with
exercise price
@US$2.00	July-04	1,000,000	-	285,000	570,000	(30,000)	-	-	825,000

Warrants (class D)
Re: Executive
exercise price	May-04	1,100,000	-	40,000	80,000	-	-	-	120,000
@US$2.25

Warrants (class E)	May-04	4,000,000	-	850,000	153,749	(47,500)	-	-	956,249
Re: Director
exercise price
@US$3.00

Total		9,100,000	634,501	1,319,753	2,306,259	(610,303)	0	0	3,650,210

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

	Three Months	Three Months	Six Months	Six Months
Item	Ended October	Ended October	Ended October	Ended October
	31, 2006	31, 2005	31, 2006	31, 2005

Net Income	$20,628	$13,078	$100,538	4132,404
Number of Shares	18,497,418	18,497,418	18,486,601	18,407,616
Per Share - Basic	$0.001	$0.001	$0.005	$0.01

Effect of dilutive shares	$18,562	$538,367	$234,058	$538,367
Number of dilutive shares	19,035,785	19,035,785	19,024,968	18,945,983
Per Share - Diluted	$0.001	$0.001	$0.012	$0.007

NOTE 19. CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks located in China. Cash balances in these foreign locations are not insured as they do in the U.S. As of October 31, 2006, and April 30, 2006, the Company had uninsured bank cash balances of $915,727 and $1,242,797, respectively.

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

Information relating to warrants outstanding and exercisable at October 31, 2006 summarized by exercise price is as follows:

Weighted
	Number of			Weighted	Number		Weighted
Range of			Average
	Outstanding at			Average	Exercisable at		Average
Exercise			Remaining
	October 31,2006			Exercise	October 31,2006		Exercise
Price			Contractual
	(units)			Price	(units)		Price
Life

	Class D	Class E			Class D	Class E

$3.00	600,000	956,249	4 Years	$3.00	600,000	512,000	$3.00

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

	Name of Beneficial	Amount and Nature
Class of Stock		of Beneficial	Percent
	Owner	Ownership

Common	Dickson Lee	7,650,000	39.9%
Common	Kathy C Au (1)	1,200,000	6.3%
Common	Li Xiang	1,200,000	6.3%
Common	Wu Yang	1,708,283	8.9%
Common	KMC (2)	485,592	2.4%
Common	Other investors	6,918,583	36.1%

Total issued &		19,162,458	100%
outstanding

(1)	Spouse of Mr. D. Lee

(2)	Issued to Tony HY Li, and Francis XH Zhang

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

Date: December 12, 2006	By: /S/ Paul.W. Lee	/S/ Dickson V.Lee

	------------------------	------------------------
	Paul W. Lee	Dickson V. Lee
	Chairman	CEO

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

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Jason Zhang, L & L Financial Holdings, Inc. (the "Company"), hereby certify, to my knowledge, that:

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