Form 10QSB
period 2007-10-31
L & L FINANCIAL HOLDINGS INC
filed 2007-12-17
CIK 1137083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________________ FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
1934 FOR THE SECOND QUARTER ENDED ON October 31, 2007
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the second quarter ended October 31, 2007
Commission file number: 000-32505
L & L FINANCIAL HOLDINGS, INC.
------------------------------------------------------
(Exact name of small Business Issuer as specified in its charter)

NEVADA	90-2103949
----------------------------------------------------	----------------------------------------------
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

                                       720 Third Avenue Suite#1611, Seattle, WA                                     98104

                             -------------------------------------------------                   -------------------------------------

                                       (Address of Principal Executive Offices)                                           (Zip Code)

Registrant's telephone number, including area code: (206) 264-8065

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.001 par value (Title of class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [X]

Registrant's operating revenues was $7,805,082 for most recent second quarter ended October 31, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2007 there were 19,869,610 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [ ]	No [X]

	L & L FINANCIAL HOLDINGS, INC.

	2007 Form 10-QSB Quarterly Report

	Table of Contents
		Page
	PART I
Item 1.	Description of Business	3
Item 2.	Description of Property	4
Item 3.	Legal Proceedings	4
Item 4.	Submission of Matters to a Vote of Security Holders	4

	PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	5
Item 6.	Management's Discussion and Analysis or Plan of Operation	5
Item 7.	Controls and Procedures	10
Item 7A. Consolidated Financial Statements and Notes to Consolidated Financial Statements		11

	PART III
Item 8.	Directors and Executive Officers	29
Item 9.	Executive Compensation	29
Item 10.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	29
Item 11.	Certain Relationships and Related Transactions	29

	PART IV
Item 12.	Principal Accountant Fees and Services	30
Item 13.	Exhibits Report on Form 8-K	30

Signatures		31

When we use the terms "we," "us," "our," "L & L" and "the Company," we mean L & L FINANCIAL HOLDINGS, INC., a Nevada corporation, and its subsidiaries.

This report contains forward-looking statements that involve risks and uncertainties. Please see the sections entitled "Forward-Looking Statements" and "Risk Factors" below for important information to consider when evaluating such statements.

PART I

Item 1. Description of Business

L & L Financial Holdings, Inc. ("L & L", or the "Company") is a thirteen year old company, that started its operations in 1995. The Company acquires established private companies, then uses the American management skill and US accounting knowledge to operate and improve operations for growth. It owns majority equity interest in two subsidiaries, an air compressor subsidiary, LEK, (Liuzhou Liuerkong Machinery Co., Ltd) and KMC, an energy related coal consolidator in China. (See below). It intends to continue acquiring other companies in the future.

To improve LEK sales and profits, the Company recruits professional accountants, engineers, consultants and assigns them to improve the operations of the two subsidiaries. The Company also has identified an American strategic partner to provide US technology and transfer US technology to improve air compressor operations in China.

AVAILABLE INFORMATION

The Company files annual, quarterly and special reports, and other information with the Securities and Exchange Commission, or the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov.

History of the Company

In 1995, the Company began operations to provide corporate finance and financial consulting services. In 1997, the Company expanded the operations into China and purchased a prime office in downtown area of Shenzhen City, as its China operational center. In September 1998, the Company assisted Chinese Companies to list shares on the US capital markets. In February of 1999, the Company's founder was appointed as a judicial member of the Insider Dealing Tribunal of Hong Kong conducting legal inquiries on companies, which may violate the Insider Dealing Ordinance of Hong Kong. In February of 2000, the Company shifted its focus from a consulting firm to acquire established manufacturing companies in China. In May of 2001, L & L became a SEC public reporting company in the US. In April of 2002, the Company together with China Development Institute (CDI), a China think-tank, began its acquisition projects in China. To gain hands-on experience, in the same year, the Company acquired a minority equity of a computer software company in Chen-Do City, China. During 2002, the Company was appointed as an Economic Advisor by the municipal government of Tong Shan City in China. In 2004 and 2005, the Company acquired 60.4% equity interest of an air compressor company, LEK in LiuZhou. In 2005, the Company invited qualified executives, including Mr. J. Borich, a former American diplomat, and ex-US Consul General at Shanghai as a Board Member. As of October 31, 2006 the Company invited Dr. Art Chan, PhD of MIT, a former G.E. executive as a Technology Advisor. The Company is continuing to identify talent to assist its growth. To ensure the company's growth, L&L Board of Directors in August of 2006 elected Mr. Paul W. Lee as the Chairman, and Ms. Shirley Kiang as the new Vice Chairperson of the Board. During the quarter ended Oct 31, 2007, its KMC subsidiary assigned the minority shares to the Company, thus for the quarter ended Oct 31, the company owns 100% of the KMC subsidiary. The Board also approved an establishment of a Board of Advisors to recruit additional talent to the Company. For more information, please see prior SEC filings or visit the Company¡¯s website at www.lnlinvestment.com.

The Company Corporate Structure

As of October 31, 2007, L & L operates in two sectors : the energy divisions with KMC subsidiary (with 100% equity holding, located in Kunming, China) and the power division of LEK subsidiary (with 60.4% equity holding located at LiuZhou, China) with a Shenzhen ,China administrative office located at ShenZhen city, south China. The ShenZhen office supervises the China operations of LEK and KMC subsidiaries and conducts due diligence to seek new business opportunities in China. The Company also assigns staff from Seattle and Shenzhen office to improve the two subsidiaries operations, internal controls, and inventories efficiency. With its China-in-Country experience developed over the years, the Company is able to communicate with the Chinese communities to carry out its growth strategies. During the quarter ended October 31, 2007, the Company disposed of an inactive subsidiary, L&L Financial, LLC, to streamline its operations.

Acquisitions and Dispositions of Business Entities in China

Starting in 2002, the Company invested certain Chinese private business entities, on small scale basis, to gain hands-on knowledge of operating in China. In 2004 and 2005, L & L made a purchase of 60.4% equity interest of an air compressor manufacturing company, LEK, a limited liability company located and registered in Liuzhou City of south China. LEK has approx. four hundred (400) workers and employees. It engages in product research, design, development of various air compressors (mainly the piston-type, with some screw-type and air-dryers at the ratio of 9:1. LEK has a niche product, the oil-free (non-lubricant) large industrial air compressor is ranked as the 3rd in China. LEK makes sales are only made in China as of October 31, 2007. The Company intents raise fund in order to: 1) improve LEK existing product quality; 2) export air compressors to the US markets, after technological improvements of LEK products; and 3) increase its equity ownership in LEK to improve its profit margin. The detailed LEK purchase price is filed with the SEC in 2004 and 2005. Please refer to the prior SEC filings for details.

On August 1, 2007, the Registrant owns 100% of equity interest of its energy (coal) company, KMC (Kunming Biaoyu Industrial Boiler Co., Ltd) a coal wholesaler, as a result of an acquisition and a subsequent assignment. KMC is an industrial consolidator and marketer of coals in Yunnan Province of China. KMC is a 10 years old, private company, incorporated in Kunming City of China in 1996. KMC has approximately sixty (60) employees at the date of acquisition. The consideration of the acquisition is US$ 1,578,173. Detail acquisition information was disclosed on the SEC in the past. On August, 2007, KMC minority shareholders agree to assign the 40% of its equity to the company, as a result the company owns 100% of KMC in this quarter ended on Oct 31, 2007. Please refer to SEC prior filing. China lack of petroleum. As China continues to grow, demands for coal as the source of energy continue. Coal price continues to move upward. Consequently, the KMC sales have been growing over approx. 36% in recent years.

Item 2. Description of Properties

As of October 31, 2007, the Company occupies a corporate office (approx. 1,800 sq ft) located at 720 Third Avenue, Suite# 1611, Seattle, Washington 98104. The Seattle office property is held under a long term operating lease. The Company owns an office property (approximately 2,000 sq ft) located at Suite #2503, United Plaza, Shenzhen city, Guangdong Province, China. The office is about one hour by car from Hong Kong airport. The Company also occupies a villa (approximately 2,700 sq ft) at Silver Valley of ShenZhen City, under a long term operating lease. This villa serves as a marketing and operational center of the Company. As of October 31, 2007, the LEK subsidiary, owns three sales offices located at: a) Suite 403 & 404, Guichen Haisan Road, Nahai City, Guangdong, China (approx. 1,400 sq. ft.); b) Suite #1, Guichen Haisan Road, Nahai City, Guangdong, China. (approx. 2,005 sq. ft.); and c) Room 102, Pujian Road, Shanghai, China office (approx. 1,650 sq. ft.). The LEK subsidiary also has three manufacturing facilities and one warehouse (approx. 100,700 sq. ft.) located at Suite #39, Long Pang Road, Liuzhou, GuangXi, China. In addition, the KMC subsidiary owns two offices located at: a) 2nd floor, No.1 office building, Donghua office, No 19 Bailong Road, Kunming City of China (approx. 1,937 sq.ft.); b) 26 Jincheng Road, Zhong¡¯an Township, Fuyuan County, Yunnan, China (approx.2,260 sq. ft.).

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

As of October 31, 2007, the Company is a privately held company. Its common shares and warrants are not publicly traded. There is no public market for the Company's common shares and warrants. The Company has retained a legal counsel and a securities firm to start the process of getting its common shares publicly traded on the US stock market, OTC-BB, through approvals from the SEC and other regulatory agencies in the US.

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

Sales of Securities

During the quarter ended October 31, 2007, some shareholders converted warrants to the Company common shares in small amount, thus increased approx. 44,735 shares of L&L.

Three (new) to One (old) Split of the Company's securities in the past

In 2004, to ensure there are sufficient shares for its public float, L & L made a three (new) for one (old) split of its securities. Total units of warrants issued were also increased in 2004. The Company does not have any other securities split since 2004.

Status of Equity Securities

As of October 31, 2007, the Company has authorized preferred shares of 2.5 million. None of the preferred shares are issued and outstanding. In addition, the authorized common shares of the Company are 120 million with authorized warrants of 9.1 million. (See below for details).

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

Plan of Operation

The Company continues its growth through its two operating subsidiaries in the energy (coal) sector and the power (air compressor) sector with continuous discussion to acquire other energy related companies in China. The Company also plans to acquire additional strategic entities, or formulate a new joint venture (JV) to increase its business competitive advantages. In doing so, the Company is in discussions with institutions seeking capital funding. The Company is in discussions with a US air compressor company to provide technical supports for its new air compressor products (high-end air compressors). LSP is in a process to be registered in China and meet the new customer demand for quality power machines and to expand its air compressor sales.

Any investment made in overseas, especially in China has higher degree of risks than that in the US. The Company tries to mitigate risks by trying to recruit senior managers and talents to join in as executives, when its financial resources become feasible to do so.

Results of Operations

1) As of October 30, 2006, the Company completed the KMC acquisition, thus its operational results are improved for the three months ended on October 31, 2006, as comparing to that of the prior quarter. 2) The Company's consolidated financial statements are prepared in accordance with the US generally accepted accounting principles (US GAAP). The US GAAP, while allowing a record of 100% of LEK and KMC revenue, requires subtraction of a portion of the profit belonging to the minority shareholders from the bottom line of the Company. As of October 31, 2007, the Company owning 60.4% equity of the LEK operation removed a 39.6% of net profit being minority interest. The Company received assignment on August 1, 2007 from KMC minority shareholder thus owns 100% equity of the KMC operations. Consequently, the Company results of operations is improved as compared to the prior quarter ended July 30, 2007.

Total Revenue:

The Company recorded operating revenue of $7,805,082 for the period ended October 31, 2007, comparing to $2,920,753 for the same period in 2006. The increase of $4,884,329 (or 167%) is due to the KMC operations, which contributed over $5 million in the current period.

Total operating expenses:

Operating costs amounts approx. $325,179 incurred in the 2nd quarter ended October 31, 2007, representing a increase of $37,670 (or 12%) as compared to $300,404 of the prior quarter ended on October 31, 2006. The current LEK personal cost is reduced to $24,775 reflected a continuing personnel reduction effort of the air compressor facilities.

Selling, General and Administrative Expenses (SG&A):

Current SG&A is $371,158 for the quarter ended October 31, 2007. When compared it to $345,053 for the same period in 2006, there is a increase of $26,105 (or 7%). The difference is mainly due to increase of L&L acquisition effort and KMC sale related activities incurred in the current period.

Interest expenses:

The current period's Interest expenses of $53,254, representing a small increase of $2,573 (or 5%) in the current period as comparing to $50,681 of the prior period ended in October 31, 2006. The increase reflects the small bank loans increase of both LEK and KMC.

Minority Interest:

Minority interest for the current period ended of October 31, 2007 is $68,844, which is lower than the minority interest of the same period of 2006 ($107,586). This decrease of minority interest is due to KMC 40% assignment to the company, incurred in the current quarter ending October 31, 2007.

Net Income:

Income increased by $302,445 (or 1500%) to $323,293 during the current year, comparing to net income of $20,623 for the prior period ended October 31, 2006, due to the acquisition of KMC operations which is in full operation during the current quarter

Change in Liquidity and Capital Resources:

The following factors affected the Company's liquidity status and capital resources:

From the operating activities: Net Cash used by operating activities was $3,092,513 during the current quarter ended October 31, 2007. When compared to net cash provided by operating activities of $95,758 in the same period of 2006, a change of cash $3,188,271 (or -33.30%) was mainly due to effects of an increase cash from accounts receivable by $1,239,986 and increase of accounts payable by $141,038, decrease of prepayments and other assets by $1,890,968, inventory decreased by $1,240,745, decrease of tax payable by $136,534 and decrease of accrued liabilities and other liabilities by $306,327. The Company's operating cash flow is highly dependent upon its ability to bill for the LEK and KMC sales and collect these LEK and KMC billings in a timely manner.

Investing activities: Net Cash provided by investing activities was $155,418 during the current period ended on October 31, 2007, while $421,226 generated in the same period in 2006. The decrease of net cash provided of $265,808 (or -63%) was due to the disposal property and equipment at current period, and cash from subsidiary -KMC.

Financing activities: Net cash provided by financing activities was $3,337,292 for the current period ended October 31, 2007, while $650,197 used for the same period in 2006. The significant increase of net cash $3,987,489 (or 613%) was primarily due to the increase of additional paid in capital of $2,816,637 related to KMC stock.

The current assets of the Company were $23,283,385 and $19,069,947 for the periods ended on October 31, 2007, and 2006 respectively. The increase in current assets of $6,138,219 (or 36%) was primarily due to the increase of prepayment of $5,255,439, increase of account receivable of $1,287,518, increased of cash of $411,235, and decrease of inventory by $815,973.

The current liabilities were $13,122,178 and $9,940,823 for the periods ended on October 31, 2007, and 2006 respectively. The significant increase of the current liabilities by $3,181,355 (or 32%) was primarily due to the increase of advanced deposits received of $2,562,509, increases of bank liabilities of $638,924, increase of tax payables liabilities of $659,585, decrease of account payables by $530,639, and decrease of accruals of liabilities by $149,024.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

The Company's current ratio (current assets divided by current liabilities, a ratio used to determine the Company's ability to pay its short-term liabilities) is 1.77 for the current period ended on October 31, 2007, compared to 1.72 in the prior ended on October 31, 2006. As a general rule, the higher the current ratio, the more likely the Company will be able to pay its short-term bills.

RISK FACTORS

In addition to the risk information contained in the following, the risk factors also include the reports we incorporated in Form 10k-SB by reference. Each reader and investor should carefully read and consider these risk factors indicated in the SEC filings, which may affect the Company's future results and financial conditions.

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

The future success of L & L's investments in China is dependent on the Company's Chinese team, including Paul W. Lee, Company's Chairman, and Marco Au, the China Manager. Those executives speak the languages, understands culture differences, legal, and USA business practices.

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

Despite China has its own enforcement agency, securities regulators, the Chinese Legal System is in the developmental stage. In addition, the existing Chinese laws generally are not enforceable to the same extent as that in the US. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, resulting in significant uncertainty as to the outcome of any litigation in China. Consequently, there is a risk that should a dispute arise between the Company and any party with whom the Company has entered into a material agreement in China, the Company may be unable to enforce such agreements under the Chinese legal system. Chinese law will govern almost all of the Company's acquisition agreements, many of which may also require the approval of Chinese government agencies. Thus, the Company cannot assure investors that the target business will be able to enforce any of the Company's material agreements or that remedies will be available outside China.

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

As the Company grows and intends to grow its operations by acquiring other businesses, it requires capital infusions. Under this strategies, the ability to grow through such acquisitions and joint ventures will depend on its availability of additional fund, suitable acquisition candidates at an acceptable cost, our ability to compete effectively to attract and reach agreement with acquisition candidates or joint venture partners on commercially reasonable terms, the availability of financing to complete larger acquisitions or joint ventures. In addition, the benefits of an acquisition or joint venture transaction may take considerable time to develop and we cannot assure investors that any particular acquisition or joint venture will produce the intended benefits. Moreover, the identification and completion of these transactions may require us expend significant management and other resources.

8.	The Company Acquisition Strategy May Result In Dilution To Its Stockholders

The Company business strategy calls for strategic acquisition of other businesses. In connection with the acquisition of LEK and KMC, the Company issued 1,708, 283 common shares and 485,592 common shares respectively, as consideration for these two purchases. It is anticipated that future acquisitions will require cash and issuances of our capital shares, including our common stocks. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing. Equity financing would result in dilution for the stockholders. Stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our stockholders at the time(s) of these stock issuances and financings. Availability of significant amounts of our common shares for sale could adversely affect its market price.

As of October 31, 2007, there were approximately 19,869,610 shares of our common shares outstanding. Please refer to the Statement of Shareholders Equity for details.

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

Item 7. Controls and Procedures Evaluation of disclosure controls and procedures

The Company with the participation of its executive have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company, its CEO, and CFO, have concluded that the disclosure controls and procedures are effective as of 10/31/2007, covered by this report.

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

Changes in internal control over financial reporting

During the three months ended 10/31/2007, covered by this Report, no changes were made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

Item 7A. Consolidated Financial Statements

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
for the period ended October 31, 2007 and April 30, 2007

	10/31/2007	4/30/2007
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash	$1,326,962	$885,229
Accounts receivable, net	7,439,136	6,646,308
Notes Receivable	78,146	350,551
Prepayments and other receivable	10,813,206	8,105,000
Inventories	3,625,935	3,082,859
Total current assets	23,283,385	19,069,947

PROPERTY AND EQUIPMENT, net	2,526,334	2,585,989
GOODWILL	1,591,704	1,591,704
LOAN FROM BUSINESS ASSOCIATES	4,313,071	4,313,071
INVESTMENTS	309,184	464,602

Total long term assets	8,740,293	8,955,366

TOTAL ASSETS	$32,023,678	$28,025,313

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	2,252,338	2,835,289
Accrued and other liabilities	1,631,517	1,401,541
Taxes payable	3,699,767	3,836,301
Customer deposits	3,095,450	713,386
Bank loan and bank line of credit	2,443,106	1,923,077

Total current liabilities	13,122,178	10,709,594

LONG TERM LIABILITIES:	0	0

TOTAL LIABILITIES	13,122,178	10,709,594

MINORITY INTEREST	5,195,011	6,919,257

STOCKHOLDER'S EQUITY:
Preferred stock, no par value, 2,500,000 shares
authorized, none issued and outstanding

Common stock, $0.001 par value, 120,000,000 shares
authorized 19,869,610 issued and outstanding	19,899	19,273
Paid-in Capital	11,965,124	9,147,847
Deferred stock compensation	-126,667	-147,667
Foreign currency translation	149,419	107,883
Retained Earnings	1,698,714	1,269,126

Total stockholders' equity	13,706,489	10,396,462

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,023,678	$28,025,313

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the period ended October 31, 2007 and 2006

	Three Months Ended		Six Months Ended
	10/31/2007	10/31/2006	10/31/2007	10/31/2006

REVENUES
Sales	$7,805,082	$2,920,753	$16,071,522	$5,389,375

TOTAL REVENUES	7,805,082	2,920,753	16,071,522	5,389,375

Cost of Goods Sold	6,739,946	2,197,263	13,888,370	3,782,572
Consulting Expenses	25,122	50,843	52,633	50,843

Total Cost of sales	6,765,068	2,248,106	13,941,003	3,833,415
Gross profit	1,040,014	672,647	2,130,519	1,555,960

OPERATING COSTS AND EXPENSES:
Personnel costs	325,179	300,404	592,660	614,249
Selling / General and administrative expenses	371,158	345,053	881,554	728,064

Total operating expenses	696,337	645,457	1,474,214	1,342,313

OTHER EXPENSES/(INCOME):
Interest Expense / (income)	53,254	50,681	116,679	98,685
Other Expenses / (income)	(101,714)	(167,638)	(147,403)	(249,241)

Total other expenses/(income)	(48,460)	(116,957)	(30,724)	(150,556)

INCOME/(LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST	392,137	144,147	687,029	364,204
LESS PROVISION FOR INCOME TAXES	0	15,933	0	15,933

INCOME BEFORE MINORITY INTEREST	392,137	128,214	687,029	348,271
LESS: MINORITY INTEREST	68,844	107,586	256,801	247,734

NET INCOME	323,293	$20,628	$430,228	$100,537

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	149,419	(2,066)	257,302	133,520

Total other comprehensive loss	149,419	(2,066)	257,302	133,520

COMPREHENSIVE INCOME	$472,712	$18,562	$687,530	$234,057

INCOME PER COMMON SHARE - basic	0.024	0.001	0.037	0.005

INCOME PER COMMON SHARE - diluted	0.024	0.001	0.036	0.012

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - basic	19,869,610	18,497,418	18,486,601	18,486,601

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - diluted, under treasury stock
method	19,987,885	19,035,785	19,024,968	19,024,968

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED October 31,2007 and 2006
	Oct 31 2007	Oct 31 2006

	Unaudited	Audited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$430,228	$100,538
Adjustments to reconcile net income to net cash
Add: Minority interest income	(1,724,246)	247,734
provided by / (used in ) operating activities:
Depreciation and amortization	59,655	107,915
Amortization for deferred compensation	21,000	20,000

Changes in assets and liabilities (net of business
acquisition)
Accounts receivable	725,456	(399,969)
Inventory	(1,788,955)	812,230
Prepaid and other assets	(2,708,206)	(817,238)
Accounts payable	(582,951)	(723,989)
Customer Deposit	2,382,064	0
Accrued liabilities and other liabilities	229,976	536,303
Taxes payable	(136,534)	20,718

Net cash (used in)/provided by operating activities	(3,092,513)	(95,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal property and equipment	0	120,031
Cash from subsidiary-KMC	0	301,195
Change in investments	155,418	0

Net cash (used in)/provided by investing activities	155,418	421,226

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock	626	0
Additional Paid in Capital	2,816,637	0
Proceeds from stock sales and subscriptions(net)	0	29,989
Net advances (to) from controlling shareholder	0	43,722
Net borrowings/ repayments on bank line of credit	520,029	(723,908)

Net cash (used in)/provided by financing activities	3,337,292	(650,197)

FOREIGN CURRENCY TRANSLATION	41,536	2,340

INCREASE IN CASH	441,733	(327,070)

CASH, BEGINNING OF YEAR	885,229	1,242,797

CASH, END OF PERIOD	$1,326,962	$915,727

	L&L Financial Holdings, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the period ended October 31, 2007

			Additional			Foreign
	Common Stock		Paid in	Deferred	Retained	Currency
	Shares	Amount	Capital	Compensation	Earnings	Translation	Total

Balance
April 30, 2007	19,273,248	19,273	$9,147,847	($147,667)	$1,269,126	$107,883	$10,396,462

40% additional KMC Equity			2,337,029				2,337,029

Warrants converted to shares	596,362	597	480,248				480,845

Amortization of deferred
compensation				21,000			21,000

Foreign currency translation
adjustment		29				41,536	41,565

Net Profit					429,588		429,588

October 31, 2007	19,869,610	19,899	$11,965,124	($126,667)	$1,698,714	$149,419	$13,706,489

L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE Six MONTHS ENDED OCTOBER 31, 2007 Un-audited

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L Financial Holdings, Inc. (the "Company office") is located in Seattle, Washington. The Company's China operations are supervised by its ShenZhen office, located at ShenZhen City of south China. The Company's majority revenues are generated from its subsidiaries, LEK and KMC, which the Company owns 60.4% and 100% of the equity respectively, as of October 31, 2007. LEK is a manufacturer of industrial air compressors located in LiuZhou of China, while KMC is a energy related coal consolidator in Yunnan of China.

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, and its 60.4% ownership of the LEK subsidiary and 100% ownership of KMC subsidiary. All significant inter-company accounts and transactions are eliminated.

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

Stock-Based Compensation: The Company issued warrants to compensate directors and executives in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and provides the pro forma net earnings and pro forma earnings per share disclosures for employee stock warrants granted, as if the fair-value-based method defined in Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied. In accordance with APB No. 25, compensation expense is recorded on the date a warrant is granted only if the current market price of the underlying stock exceeds the exercise price. The Company has issued two types of warrants (Class D, and Class E). As of October 31, 2007, no options have been granted.

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

a) Pro Forma Net Income and Earning Per Share:

Under SFAS 123, the Company's net earnings, and earning per share are adjusted to the pro forma amounts for the six months ended October 31, 2007, and 2006, as follows:

(Per $ thousand)	Six months period ended
	10/31/2007	10/31/2006
Net income - as reported	$323	$101
Stock-Based employee compensation		(1.6)
Expense included in reported net income, net of tax		(0)
Total stock-based employee compensation expense
determined, under fair- value-based method for
all rewards, net of tax		(1.6)
Pro forma net profit	$323	$99.4

The fair value of the options granted in the period ended October 31, 2007 was determined based on the minimum value method. That calculation assumed no dividends, 5 year lives and risk free interest rate of 3.25% .

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the period ended October 31, 2007 and 2006.

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

Foreign currency translation - The foreign subsidiaries maintain their financial statements in the local currency which has been determined to be the functional currency. Substantially all operations are conducted in Hong Kong and China and the functional currencies are respectively Hong Kong Dollar and Renminbi (RMB). Assets and liabilities denominated in the foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders' 01equity, whereas gains and losses resulting from foreign currency transactions are included in the results of operations.

NOTE 3. BUSINESS COMBINATION

The Company owns two majority of the voting ownership interest of LEK (LiuZhou City No. 2 Air Compressor Co Ltd, or Liuzhou Liuerkong Machinery Company Ltd.) and KMC (Kunming Mine Company) as of October 31, 2007. The acquisition of LEK is recorded under a purchase method of accounting. In accordance with SFAS No. 141, the Company consolidates LEK and KMC financial positions at October 31, 2007 and operational results from May 1, 2007 through October 31, 2007 for the second quarter ended on October 31, 2007.

A) The following information relates to the detailed LEK operations acquisition:

LEK, was acquired in 2004, detail acquisition was filed with SEC EDGAR in 2005. Please to refer to EDGAR for details.

B) The following information relates to the detailed KMC operations acquisition:

Majority of KMC was acquired by the Registrant in 2006, includes two (2) 100% owned growing subsidiaries, Kunming Biaoyu Industrial Boiler Co., Ltd ("Biaoyu") represents over 95% of the operation. There is another small company, Fuyuan County Baoxing Economic & Trade Co., Ltd. ("Baoxing"). Baoxing's sales and operation is less than 10% of the KMC operations. On August 1, 2007 the company received an assignment of 40% equity shares from KMC remaining share-holders, as a result the Company owns 100% of KMC equity as of October 31, 2007.

Biaoyu is a ten year old private company, incorporated in Kunming City, China in 1996. Baoxing is a 4 year-old private company in Fuyuan County, Yunnan Province founded in 2002. The two companies are all owned by Mr. Tony Li Hongyu, is the Chairman, CEO, and the largest controlling shareholder of KMC. Tony and three other minority shareholders own the entire (100%) of both companies. The entire coal related business of Baoxing which represents less than 10% of the KMC sale, is sold to Kunming Biaoyu Industrial Boiler Co., Ltd at cost.

KMC has approximately sixty (60) employees at the date of acquisition on 10/30/2006. Two Year Historical Statements of Operations of KMC, for the year ended 08/31/2005 and 08/31/2006, below.

The KMC last year annual sales, prepared was s approximately $8,831,854 for the twelve-month ended on August 31, 2006 (the valuation date of the KMC acquisition by L&L. The most recent monthly sales in September and October of 2006 have also shown approx. 30% increases; as compared to the monthly sales of August 2006. The sales of October is $1,637,758. KMC net profit after tax was approximately $120,818 for the month of October, 2006 as compared with $593,972 for the prior month. See the financial statements. At present, all the sales of KMC are made in the China markets.

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

Financial Information

Completion of Acquisition or Disposition of Assets.

The historical acquisition made in October 2006 has significant implications to the Registrant, as the KMC acquisition materially increases L&L's assets, liabilities and net equity by approximately $3,028,174, $397,886, and $2,630,288 respectively, as of October 30, 2006.

L&L plans to provide additional resources, including management skill, and possibly a US strategic partner to increase KMC sales momentum in China. In addition, L&L is to identify and introduce US coal excavating machinery companies, to improve the quality of China's drilling equipment in China.

Historical Financial Statements of KMC.

The historical KMC financial statements (of the two years ended on 8/31/2005 and 8/31/2006) which reflect the KMC financial conditions prior to the said acquisition made by the Registrant, is tabled as below as a reference.

The audited financial statements of KMC prepared prior to the acquisition on October 30, 2006, is available. This information was prepared by a China local accountant using the Chinese standards.

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

Financial Statements of the Business Acquired in 2006:

	KMC
	(KUNMING BIAOYU INDUSTRIAL BOILER CO.,LTD)
	HISTORICAL BALANCE SHEETS
	(un-audited)
	As of 8/31/2005	As of 8/31/2006

ASSETS
CURRENT ASSETS:
Cash	$171,896	$136,446
Accounts receivables, net	36,535	241,281
Prepayment and other assets	657,375	1,320,746
Inventory, net	906,739	1,311,782
Total current assets	1,772,545	3,010,255

Fixed asset, net	21,920	17,919

TOTAL ASSETS	1,794,465	3,028,174

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	289,567	80,584
Trade deposit received	104,690	271,032
Tax payable	(11,844)	43,596
Other payable	99,714	2,674
Total current liabilities	482,127	397,886

Total long term liabilities	0	0

TOTAL LIABILITIES	482,127	397,886

STOCKHOLDER'S EQUITY:

Paid-in Capital	467,750	1,655,250
Retained Earning	844,588	975,038
Total stockholders' equity	1,312,338	2,630,288

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,794,465	$3,028,174

KMC
HISTORICAL STATEMENTSOF OPERATIONS
(un-audited)
The Twelve Months Ended

	8/31/2005	8/31/2006

REVENUE	$6,182,298	$8,831,854

COST OF GOODS SOLD	5,552,757	7,859,264

GROSS PROFIT	629,541	972,590

OPERATING COSTS AND EXPENSES:
General and administrative expenses	210,279	315,436
Finance expense	37,924	63,207
Other	0	(237)

Total operating expenses	248,203	378,406
Tax	0	(212)

Net Profit	$381,338	$593,972

Notes:

1.	The financial statements are prepared based on the generally accepted accounting principles of the United States, for the years ended August 31, 2005 and August 31, 2006 were not audited.

2.	The figures of the statements include that of another small company, Baoxing which is owned by the same owner of Biaoyu, Mr. Tony Li Hong-Yu. The Paid-in capital of Baoxing is US$ 405, 250. The total assets, liabilities and net equity as of August 31, 2006 are US$ 616,427, US$ 137,699 and US$ 478,728 respectively.

3.	All products of Baoxing are to be sold to KMC only. Thus, the total sales and cost of sales of KMC are adjusted to reflect related sales and cost of sales of Baoxing.

Pro Forma Statements of Income
L & L Financial Holdings, Inc.
Pro Forma Condensed Statement of Income
6 Months Ended Oct 31, 2005
	L&L Historical	Pro Forma	Pro Forma L&L
	Information	Adjustment	Information
		Due to KMC
		Acquisition
REVENUES	$4,639,403	$3,849,972	$8,489,375
Cost of Goods Sold	3,154,356	3,628,216	6,782,572
GROSS PROFIT	1,485,047	221,756	1,706,803
OPERATING COSTS AND EXPENSES:	853,064	0	853,064

INCOME BEFORE TAX & MI	631,983	221,756	853,739
LESS: TAX & MI	304,403	0	304,403

NET INCOME	$327,580	$221,756	$549,336
L & L Financial Holdings, Inc.
Pro Forma Condensed Statement of Income
12 Months Ended April 30, 2006
	L&L Historical	Pro Forma	Pro Forma L&L
	Information	Adjustment	Information
		Due to KMC
		Acquisition
REVENUE	$13,096,143	$7,948,669	$21,044,812
Cost of Goods Sold	9,344,208	7,090,428	16,434,636
GROSS PROFIT	3,751,935	858,241	4,610,176
OPERATING COSTS AND EXPENSES:	2,253,190	335005	2,588,195
INCOME BEFORE TAX & MI	1,498,745	523,236	2,021,981
LESS: TAX & MI	951,785	141	951,926
NET INCOME	$546,960	$523,095	$1,070,055

NOTE 4. CASH

The cash balances as of October 31, 2007 and April 30, 2007 consist of:

Item	10/31/2007	4/30/2007

Cash on hand
	$716,544	$62,649
Cash in banks
	610,419	$822,580

Total
	1,326,962	$885,229

NOTE5. AOOCUNT RECEIVABLES

The account receivable balances, relating to the trade accounts as of October 31, 2007 and April 30, 2007 consist of:

			10/31/2007			4/30/2007

				Account			Account
			Bad debt	receivable		Bad debt	receivable
Item		Amount	provision	net	Amount	provision	net

Within	credit
term		$5,105,544	($853,655)	$4,251,889	$4,780,150	0	$4,780,150
Exceeding due
day 1 to 30 days		$1,068,526		$1,068,526	$1,076,237	($53,812)	$1,022,425
Exceeding due
day 31 to 180
days		$1,091,811		$1,091,811	$2,150,361	($1,306,628)	$843,733
Exceeding due
day 181 days		$1,026,910		$1,026,910	0	0	0

Total		$8,292,791	($853,655)	$7,439,136	$8,006 ,748	($1,360,440	$6,646,308

20

(1)	Based on Chinese business custom, the Company grants approx 30-60 days credit term for their customers.

(2)	The receivable would normally be collected within the 180 days.

NOTE 6. NOTES RECEIVABLE

The notes receivables incurred for the LEK trade activities with its customers, in relation to the LEK air compressor selling business. These note receivables are to be collected from its Clients.

The notes receivable balances as of Oct 31, 2007 and April 30, 2007 consist of:

Item	10/31/2007	4/30/2007

Amount	$78,146	$350,551
Bad debt provision	0	0

Notes receivable, net	$78,146	$350,551

The notes receivable of $78,146 was due from LEK customers, who are outside parties.

NOTE 7. INVENTORIES

Inventories located at LEK subsidiary consist of the following details as of October 31, 2007 and April 30, 2007:

Item	10/31/2007	4/30/2007

Raw Materials (net)	$1,782,719	$1,537,586
Work in process	$801,303	$749,295
Coal and other materials	$582,203	$593,187
Finished Goods	$579,329	$317,352

Subtotal	$($3,745,554	$3,197,420
Less: Obsolescence Provision	119,622)	($114,561)

Total Inventories	$3,625,935	$3,082,859

(1): the balance of inventories at the period ended October 31 2007 and year ended April 30, 2007 are $3,563,912 and $3,082,859 respectively. The net increase was $481,053. The finished goods increased 16% than that of year ended April 30 2007 and the provision or obsolescence increase 4% than last year end April 30, 2007.

NOTE 8. PREPAYMENT AND OTHER ASSETS

Prepayment and other assets consist of the following details as of October 31, 2007 and April 30, 2007:

Item		10/31/2007	4/30/2007

Prepayments	(1)	$5,911,448	$3,140,486
Receivable- KMC right sale	(1)	$$2,211,771	$2,500,000
Deposits	(2)		0
Other Receivables	(3)	2,689,987	$2,347,174
Advances to employees		$0	$117,340

Total		$10,813,206	$8,105,000

(1) It is the business practice in China that Company maintains deposits or prepayments with its vendors and consultants, to ensure timely delivery of goods or services.

(2) Other receivables include accounts receivable from selling old fixed assets, and other non-air compressors. During the current year, LEK disposed old equipment, metal scraps, and un-usable assets to the general public to streamline its manufacturing facilities. The sales proceeds are reflected on the cash flow statement.

(3) LEK has 20 sales and service centers, located through out China and away from Liu Zhou factory. Each sale staff of these locations receives some cash advances, in order to conduct LEK business. The advances are recorded under employees' personal names, as advances to employees. The advances are on a replenish basis. In addition, it is the business practice that when employees having business trips, or due to unexpected difficulties, they may obtain an approval to borrow cash advance from the employer, on a temporarily basis. The advances can be collected, either upon demand, upon employees' claim their expenses, or deducted from their salaries. As the Company with LEK factory has 400 workers and staff as of 10/31/2007, the balance is considered reasonable. There were nearly 200 people in LEK who have the advances as of October 31, 2007. The amount of advances to employees varies ranging from few hundreds to three thousands dollars to each of these employees.

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of October 31, 2007 and April 30, 2007:

Item		10/31/2007	4/30/2007

Building		$941,831	$917,681
RuiLi Project (property, at cost)	(1)	400,687	400,687
Machinery		1,694,445	1,649,657
Furniture, fixtures & Office equipment		130,393	127,983
Vehicles		103,570	109,357
Leasehold improvements		27,524	27,524

Sub-total		3,298,450	2,832,202
Less: accumulated depreciation		(772,116)	(646,900

Property and equipment, net		$2,526,334	$2,585,989

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

NOTE 10. INVESTMENTS

The Company made an investment - Tech-H Information Co. Ltd. ("Tech-H") in 2001, Tech-H located in Cheng-Du city. The company recorded investments at costs. As of October 31, 2007, the Company also owns 19.5% investment interests in Tech-H, recorded under an investment and accounted for at historical cost, consistent with that of the prior year. The audited financial statements of Tech-H indicate the software company is growing and profitable. Therefore, management determined there is no impairment for the software company's investment.

In addition, the LEK subsidiary has an investment in another (third party) air compressor entity (of 5% equity) as of October 31, 2007. This small investment is recorded as an investment account on the balance sheet at October 31, 2007. The investment is recorded at cost and no impairment is suggested.

The summary of two years Investments Accounts of L&L, as of October 31, 2007 and April 30, 2007 is as follows:

Item	Year	Historical	As of	Increase	Dive	As of	Equity
	Purchased	Costs	4/30/2007	(exchange)	sture	10/31/2007	Ownership

L&L invested in:
Tech-H	2001	$400,500	$400,500		$0	$400,500	19.5%

LEK Subsidiary
invested in :
An Air Compressor		62,422	62,422			62,422
Co.	2004						5.0%

			462,922			462,922

The investment of L&L to the Tech-H company located at Chengdu, Sichuan Province, only has 19.5% equity share of the Tech-H company. Under the accounting standards, L&L does not calculate the income and loss of Tech-H on its consolidated financial statements. There are no dividends or distributions made by these two entities as of 10/31/2007.

NOTE 11. ACCRUALS AND OTHER LIABILITIES

Accruals and other liabilities consisted of the following as of October 31, 2007 and April 30, 2007:

Item	10/31/2007	4/30/2007

LEK-Accrual expenses :
a) Selling commissions		0
b) Office expenses	$75,370	$54,425
c) Staff salaries and benefits	429,075	168,094
d) other operation expenses	7,750	7,422
including audit fees

LEK-Accrual expenses :	$512,195	$229,941
LEK Purchase Payable	0	0
LEK Other short term	126,861	127,596
Liabilities
LEK Other Payable	413,602	532,841
KMC Payables	9,166	19,231
LEK - Welfare Payable		0
LEK - bills payable	202,544
L&L Payables	366,576	0
L&L - due to controlling	573	491,932
shareholder

Total	$1,631,517	$1,401,541

(1): Other liabilities included employees' social insurance, prepaid rental deposit, and other loans with some other companies. All the liabilities have no repayment terms. They are miscellaneous short term accruals due to month early end cut-off dates. They are not notes payable. These accruals are to be paid off in the next month.

NOTE 12. LOANS DUE FROM A LEK CORPORATE SHAREHOLDER AND ITS AFFILIATES

These loans consisted of the following as of October 31, 2007, the LEK shareholder borrow money from the company during 2006:

Item		Note	10/31/2007	4/30/2007

Liuzhou No. 2 air compressor Co, Ltd.	(1)	(3)	$2,884,054	$2,884,054
FLUID-MEC International Holdings Co.	(2)	(3)	1,429,017	1,429,017

Total			$4,313,071	$4,313,071

(1) When the Registrant acquired LEK, its assets included a loan of approximately $3,085,440 due from a corporation which owns a minority share of LEK. The loan amount is fully secured by assets of a land usage right ($5,413,402) which was determined by an evaluation report issued by an independent China evaluation firm, and a commercial properties ($2,780,387) of this corporate entity. The loan allows the Company to take the rental income of the commercial properties (approx. $284,000 per annum) as its interest payment (equivalent to approx 9.3% per annum). The term loan becomes due in the year of 2007. Management believes the loan is fully collectable in 2007. The amount was not due as of October 31, 2007.

(2) When the Registrant acquired LEK during the current year, an asset of LEK includes a loan of approx. $1,266,142 due from a corporation which owns a minority share of LEK's affiliate. The loan is charged with 2% interest guaranteed by its shareholders and is due in December, 2007. According to the loan contract, the principal and interest will be due, and collected in December 2007.

(3) The notes are subject to paying interests only, until the full principal balances become due at maturity. As of 10/31/2007, no interest is needed to be paid according to the note agreement.

NOTE 13. BANK LOAN AND BANK LINE OF CREDIT

Bank loan and bank line of credits are summarized as follows:

Items		10/31/2007	4/30/2007

Bank loans
LEK subsidiary	(1)	$2,443,106	$1,923,077

Total		$2,443,106	$1,923,077

(1) Bank loan collateralized by the properties of the subsidiary approximately US$2,443,106 as of October 31, 2007. Interest is charged at 5.31% to 8.37% per annum. The loan interest is payable monthly. The Company's loan balance excludes interest under this facility. The total interest the company has paid as of October 31, 2007 was approx. $120,200. The principal of the bank loan is due in end of year 2007.

The registrant received a credit line of $150,000 from United Commercial Bank at Seattle for its working capital on June 20, 2006. The term of this credit line is on a 5-year renewable basis with an adjustable interest rate of approx. 9% per annum currently. The credit line is secured by founder's personal house located at Kent, Washington.

NOTE 14. SEGMENT INFORMATION

The Company operations consist of two distinct segments: a) the LEK air compressors operations, and b) L&L consulting operation.

1) Sales Segment:

For the current period ended October 31, 2007, the LEK air compressors income represented 86% of the total consolidated sales. KMC energy income represented 14% of the total consolidated sales. Comparing with the prior year's figures.

The sales segments are summarized as follows:

	Quarter ended on
Sale Segments	10/31/2007		Year ended on 4/30/2007

	Sales	Profit	Sales		Profit

Air compressors	$2,242,559	$119,779	$11,600,304	61%	$632,744
Energy-KMC	$5,562,523	$301,297	$7,405,691	39%	$1,155,939

Total	$7,805,082	$421,076	$19,005,995		$1,788,683

The Company plans to continue focusing on the air compressor sales and manufacturing activities in China. It plans to formulate the JV with Sullivan Palatek to market US air compressors in China to increase the product portfolio.

2) Geographic Segment:

Despite the fact that during the current period ended on October 31, 2007, the Company's operations are in two geographic locations: 1) in China, and 2) in the US. All income of the Company is generated in China. During the six months ended October 31, 2007, LEK contributes sales of $4,343,060 to the Company and KMC contributes sales of $11,728,462. Both LEK and KMC are located in China.

During the current period, there is no concentration of LEK sales with any of its customers, suppliers, and accounts receivable.

3) Segment by Assets:
The Company's assets consist of the following:
(In $ Per Thousand)
Assets			10/31/2007					4/30/2007

	L&L	LEK	KMC	Consolidated	%	L&L	LEK	KMC	Consolidated	%

				(2)					(2)

Cash	11	661	655	1,327	3	19	825	41	885	3
Receivables (1)		6,927	591	7,518	18	-	6,483	514	6,997	26
prepayment	476	2,832	7,776	11,084	26	462	2,658	5,234	8,105	30
Inventories		3,044	582	3,626	9	-	2,490	593	3,083	11
PP&E	417	2,045	65	2,527	6	19	2,097	69	2,586	8
Goodwill				1,592	4	-	-		1,592	6
Loan from
shareholder		4,313		4,313	10		4,313		4,313	16
Investment	10,800	66		309	24	10,495	64	-	465	0

Total Assets	11,704	19,888	9,669	32,024	100	10,995	18,931,	6,451	28,025	100

Asset %	28%	46%	26%			6%	70%	24%

The Company's main operations are located in China. The Company is subject to income taxes primarily in three taxing jurisdictions, including China, Hong Kong (under China sovereignty) and the United States. The income of the Company is mainly generated via its controlled LEK subsidiary, a controlled foreign entity located in China. As no cash or fund is repatriated from LEK to the US, the Company is not subject to the US federal taxation for both the current period and the prior year ended on October 31, 2007, and 2006, under subpart F, Income from controlled foreign company, of the US Internal Revenue Code.

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company due to the LEK acquisition, acquired a net operating loss carry forward of approx. $7,708,480 incurred in the past via LEK operations in China. In the period ended on October 31, 2007 and on April 30, 2007, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

As a result of the LEK operations, its local taxes payable in China at October 31, 207 was $3,040,182 and at April 30, 2007 was $2,951,239. These payables related to local sales tax, local properties taxes, and miscellaneous tax liabilities of LEK payable to Chinese local governments, and can be postponed temporarily. L&L, a US company, is in contacts with local municipal government, and is in a process to formulate a formal Sino-American joint-venture to bring in US management skills, US technology and capital to China, which benefit local communities. As according to the China law, a new joint venture may enjoy special Chinese tax rebates and treatments from the governments, thus there is a high probability that the LEK local tax liabilities in China can be mitigated

The income taxes incurred for the 2nd quarter ended October 31, 2007 was $ 15,933, and for April 30, 2007 was $98,253 respectively.

NOTE 16. RELATED PARTY TRANSACTIONS None. NOTE 17. STOCKHOLDERS' EQUITY

The following events incurred in three months ended October 31, 2007:

Historically, the Company offered its common shares with warrants in private placements under the Reg. D to the US accredited investors, to gain capital for acquisition activities in China in 2003 and 2004. The initial PPM offered at $2.50 per share with a warrant convertible at the same price. The share price increased to $3.25 on October 30, 2006.

On July 14, 2004, the Company began to issue warrants at $1.25 per unit to raise capital through a private placement. Each unit of the warrant gives the holder the right to purchase the Company's common stock at $2.00 per share. The Company has authorized the issuance of 800,000 warrants for this offering. For the period ended October 31, 2007, the Company has issued 285,000 units of warrants for $356,250 in the past.

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

The table below listed the Company's warrants as of October 31, 2007.

WARRANTS
SUMMARY
			Beginning					Warrants	Ending
			balance	Activity during the period				Expired	balance

Type of Warrants	Date	Authorized	5/1/2004	Issuance	Split	Conversion	Exercised	10/31/ 2007	10/31/2007

		(Units)	(Units)	(Units)	(Units)	(Units)	(Units)		(Units)
Warrants (class A)
Re: Warrants on
PPM exercise price	Feb-03	2,000,000	630,334	-	1,260,668	(490,800)	-	-	1,400,202
@US$2.50

Warrants (class B)
Re: Warrants on
PPM exercise price	Feb-04	1,000,000	4,167	144,753	241,842	(42,003)	-	-	348,759
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

See Note 20, Employee Stock Option Plan, for warrants (class D and Class E) issued to executive and director compensations.

NOTE 18. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding during the year. Under the treasury stock method of SFAS #128, the Company computed the diluted earning per share, as if all issued warrants were converted to common shares, and cash proceeds were used to buy back common shares. The following presents both basic and diluted earnings per share, for the two period ended on October 31, 2007 and 2006.

	Three Months Ended	Twelve Months Ended
Item	October 31, 2007	April 30, 2007

Net Income	$472,712	$1,302,063
Number of Shares	19,869,610	19,273,248
Per Share - Basic	$0.024	$0.068

Effect of dilutive shares	323,293	411,740
Number of dilutive shares	19,987,885	19,684,988
Per Share - Diluted	$0.016	$0.021

NOTE 19. CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks located in China. Cash balances in these foreign locations are not insured as they do in the U.S. As of October 31, 2007, and April 30, 2007, the Company had uninsured bank cash balances of $1,326,962 and $885,229, respectively.

Financial instruments that also potentially subject the Company to concentrations of credit risks are primarily trade accounts receivable and common stock of its investors. The trade accounts receivable are due primarily from clients in China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 2, the Company does not believe that the carrying value of its investments is impaired at October 31, 2007.

NOTE 20. EMPLOYEE STOCK OPTION PLAN

The Company issued two types of warrants, one for executives (warrant class D), and the other for directors (warrant class E). Only directors and senior executives are entitled to receive warrants, as compensations for their services. See Note 18, Stockholders' Equity for reference.

During the current year, no warrants are converted to common shares. As of October 31, 2007, total warrants authorized under Class D and Class E are 1,100,000 units and 4,000,000 units, respectively. During the period ended October 31, 2007, total units of warrants (class D) issued and warrants (class E) issued are 40,000 units and 850,000 units respectively.

Information relating to warrants outstanding and exercisable at October 31, 2007 summarized by exercise price is as follows:

	Number of				Number

Range of	Outstanding at		Weighted	Weighted	Exercisable at		Weighted
Exercise			Average	Average			Average
Price	October 31,2006		Remaining	Exercise	October 31,2006		Exercise
			Contractual	Price			Price
	(units)		Life		(units)

	Class D	Class E			Class D	Class E

$3.00	600,000	956,249	4 Years	$3.00	600,000	512,000	$3.00

During the current period ended October 31, 2006, the Company does not use its equity instruments to acquire goods or services, other than directors' services and reward senior executives. None of the warrants issued are converted as of October 31, 2006.

The following table summarizes two types of warrants and exercise prices, as of October 31, 2007:

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

NOTE 21. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

The Company leases its Seattle office and Silver Lake facility in China under two separate long-term, non-cancelable leases, expiring in March of 2008 and June of 2006 respectively. The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises. Rental expenses for the periods ended October 31, 2007 and 2006 were $6,239 and $48,735 respectively.

The future minimum lease payments required under the operating leases is $ 55,700.

NOTE 22. SUBSEQUENT EVENTS

None.

Part III

Item 8. Directors and Executive Officers a) Board of Directors

There is no change of board of directors as of October 31, 2007. See the Form 10-KSB for the year ended on 4/30/2007 for details.

b) Executive Officer

There is no change of Executive office during the period. Item 9. Executive & Director Compensation

No executive, Board of the company takes salaries over $80,000 per year in 2007. The Company provides housing allowances to the founder and advisor, who does not take any cash salary.

The Company issues 54,002 common shares to new member of Board of Directors as the 5-year service compensations. The issued shares cover a 5 year service period, if a director resigned prior the 5th year, the pro-rated shares may be repatriated back to the Company. All Board members, except Mr. D. Lee the founder, hold an insignificant amount of common shares of the Registrant as of October 31, 2007.

Warrants of the Company are issued to the Company directors (or former directors) to compensate director's services. Warrants exercisable in the four years after issuance date are given free as an incentive for helping the Company to grow. There is no cash effect on both recipients of warrants. There is no taxable gain until a warrant is disposed for a gain. The conversion price of warrants to directors is the same as offered to the private investors. Except that Mr. Lee, founder & Chairman, owns 604,166 units of Warrants as of October 31, 2007. None of other directors has more than 200,000 units of warrants. None of the directors has exercised the warrants.

Item 10. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of October 31, 2007 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.

		Amount and Nature
Class of Stock	Name of Beneficial	of Beneficial	Percent
	Owner	Ownership

Common	Dickson Lee	7,650,000	38%
Common	Kathy C Au (1)	1,200,000	6%
Common	Li Xiang	1,200,000	6%
Common	Wu Yang	1,708,283	9%
Common	KMC (2)	485,592	2%
Common	Other investors	7,744,010	39%

Total issued &		19,987,427	100%
outstanding

(1)	Spouse of Mr. D. Lee

(2)	Issued to Tony HY Li, and Francis XH Zhang

Item 11. Certain Relationships and Related Transactions.

None.

Part IV
Item 12. Principal Accountant Fees and Services
Item	2007	2006

	Estimated
Audit Fee:
Audit-Related Fess (1)	$45,000	$39,000
Other fees	5,000	-

Total audit fees	$65,000	$39,000

(1): Representing estimated fees for related to the year-end audit. Amount excluding quarterly review fees.

Item 13. Exhibits and Report on Form 8-K

Please see Exhibit A (KMC assignment contract) for details.

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

L & L FINANCIAL HOLDINGS, INC.

Date: December 12, 2007

By: /S/ Paul W. Lee ---------------------- Paul W. Lee

Chairman

CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul W. Lee certify that:

1. I have reviewed this quarterly report on Form 10-QSB of L&L Financial Holdings, Inc for the three months ended October 31, 2007.

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

Date: December 12, 2007
By: /S/ Paul W. Lee ----------------- Paul W. Lee Chairman

CERTIFICATIONS OF ACTING COMPTROLLER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul W. Lee, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of L&L Financial Holdings, Inc. for the three months ended October 31, 2007.

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

Date: December 12, 2007

By: /S/ Paul W. Lee ------------------------------------------- Paul W. Lee Acting Comptroller

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

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Paul W. Lee, L & L Financial Holdings, Inc. (the "Company"), hereby certify, to my knowledge, that:

(1) The Company's 2nd quarter Report on Form 10-QSB for the year the 2nd quarterly ended October 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 12, 2007

By: /S/ Paul W. Lee ------------------------ Paul W. Lee Chairman

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

(1)The Company's quarterly Report on Form 10-QSB for the quarterly ended October 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.

Date: December 12, 2007

By: /S/ Paul W. Lee --------------------------- Paul W. Lee Acting Comptroller

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.

Exhibit A

AGREEMENT BETWEEN

KMC and L&L FINANCIAL HOLDINGS, INC.

Background:

  L&L Financial Holdings, Inc ("L&L") owns 60% equity of KMC (Kunming Biaoyu Industrial Boiler Co. Ltd) since October 30, 2006. The remaining 40% minority equity of KMC equity is held by some individual shareholders who recognize L&L management skills, believe a centralized control of KMC will be efficient for KMC.
  During the past many months of operations of KMC, both L&L (the controlling KMC shareholder) and KMC minority shareholders get along well, resulting significant increase of KMC sales and profit. As KMC is a private held company, its shares have little value in the public market, while L&L shares which is in process to be publicly traded having growing value in the capital market.

- The 40% minority shareholders of KMC feel that it is mutually beneficial to assign the 40% ownership of KMC to L&L, so that L&L owns 100% ownership of KMC. Upon discussions, all KMC shareholders proposed this following assignment agreement on August 1, 2007.

The Agreement:

KMC proposes and L&L accepts the following assignment agreement as follows:

  To assign 40 % of KMC minority shares to L&L, so that L&L owns 100% equity ownership of KMC with immediate effect.
/signed/ Tony Li	/signed/ Paul Lee
KMC	L&L Financial Holdings, Inc.
Date: August 1, 2007	Date: August 1, 2007