Form 10QSB/A
period 2007-10-31
L & L FINANCIAL HOLDINGS INC
filed 2008-01-03
CIK 1137083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________________ FORM 10-QSB Amendment # 1

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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