Form 10QSB
period 2008-01-31
L & L FINANCIAL HOLDINGS INC
filed 2008-03-18
CIK 1137083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ____________________ FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
1934 FOR THE THIRD QUARTER ENDED ON January 31, 2008
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the third quarter ended January 31, 2008
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2008 there were 19,921,498 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

	L & L FINANCIAL HOLDINGS, INC.

	2007 Form 10-QSB Quarterly Report

	Table of Contents
		Page
	PART I
Item 1.	Description of Business	3
Item 2.	Description of Property	4
Item 3.	Legal Proceedings	4
Item 4.	Submission of Matters to a Vote of Security Holders	4

	PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	5
Item 6.	Management's Discussion and Analysis or Plan of Operation	5
Item 7.	Controls and Procedures	10
Item 7A. Consolidated Financial Statements and Notes to Consolidated Financial Statements		11

	PART III
Item 8.	Directors and Executive Officers	26
Item 9.	Executive Compensation	26
Item 10.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	26
Item 11.	Certain Relationships and Related Transactions	26

	PART IV
Item 12.	Principal Accountant Fees and Services	27
Item 13.	Exhibits Report on Form 8-K	27

Signatures		29

When we use the terms "we," "us," "our," "L & L" and "the Company," we mean L & L FINANCIAL HOLDINGS, INC., a Nevada corporation, and its subsidiaries.

This report contains forward-looking statements that involve risks and uncertainties. Please see the sections entitled "Forward-Looking Statements" and "Risk Factors" below for important information to consider when evaluating such statements.

PART I

Item 1. Description of Business

L & L Financial Holdings, Inc. ("L & L", or the "Company") is a thirteen years old company, started its operations in 1995. The Company, incorporated in Nevada State, is based in Seattle. L&L focuses on energy business in China. Its energy operations generate majority income, are conducted via its wholly controlled KMC subsidiary (KunMing Coal), located in Yunnan, a coal rich province of China. The Company also has two minor power operations, LEK subsidiary (LiuErKong., 60.4% owned) and LSP subsidiary (LSP Technologies, Inc. 70% owned).

The Company's common stock is listed on the OTC-BB exchange in the Untied States under the trading symbol - "LLFH"  in January of 2008. L&L intends to raise fund so to acquire and expand energy operations in the future.

The Company recruits professional accountants, engineers, advisors and assigns them to China to improve operations. Using bilingual skills, American management philosophy, and US accounting knowledge, the Company is to aggressively grow in China0„30…4s energy industry. The Company also identified an American strategic partner to provide US synergy to accelerate its growth.

AVAILABLE INFORMATION

The Company files annual, quarterly and special reports, and other information with the Securities and Exchange Commission (the SEC). L&L SEC filings are available to the public via the SEC web site at http://www.sec.gov.

History of the Company

In 1995, the Company began operations to provide corporate financial consulting, under the name of Lee & Lam Financial Consultants, Ltd. In 1997, the Company expanded operations into China and purchased an office in Shenzhen City, as its operational center in China. In 1998, the Company assisted Chinese entities to list shares on the US capital markets. In 1999, the Company's founder was appointed as a judicial member of the Insider Dealing Tribunal of Hong Kong conducting judicial inquiries on companies may violate the Insider Dealing Ordinance of Hong Kong. In 2000, L&L shifted its focus from consulting to acquire and operate established operations in China. In 2001, L & L became a SEC public reporting company in the US. In 2002, the Company together with the China Development Institute (CDI), a China think-tank, began its acquisition projects. To gain hands-on experience, in the same year, L&L acquired a minority equity of a computer software company in Chen-Do City, China. During 2002, the Company was appointed as an Economic Advisor of the municipal government of Tong Shan City. In 2004 and 2005, L&L acquired total 60.4% equity interest of an air compressor company, LEK in LiuZhou. In 2005, the Company invited Mr. J. Borich, a former American diplomat and ex-US Consul General at Shanghai, as a Board Member. In 2006, L&L invited Dr. Art Chan, PhD of MIT, a former G.E. executive as a Technology Advisor. To ensure growth, L&L Board of Directors in 2006 elected Mr. Paul W. Lee as Chairman and Ms. Shirley Kiang MBA as Vice Chairperson. In 2006, L&L acquired 60% equity of KMC coal (energy) operations. In 2007, the 40% remaining equity of KMC was assigned by minority shareholder to L&L. In 2007, the Company started to expand coal operations and entered negotiations to acquire a new, large (900,000 tons in capacity) coking facility, making coke for steel mills. To provide analytical support, L&L recruited three (3) financial analysts in Seattle in 2007. In January 2008, the Company expands KMC operations injecting additional capital and prepared its own coal mining operation (Tian-Ri Coal Mine), in addition to the existing coal wholesale business. L&L appointed Mr. Dickson Lee MBA, CPA, as Chairman of its KMC energy subsidiary in January of 2008. The Company recruited Mr. Gene M. Bennett MBA, CPA (inactive), as CFO, effective on March 1, 2008. For more information, see the SEC filings, or visit the Company's website at www.lnlinvestment.com.

The Company Corporate Structure

As of January 31, 2008, L & L energy (coal) operations represent approx. 70% of total income. To secure additional coal resources, the KMC subsidiary is expanding its coal wholesale operations to include a coal exploration (Tian-Ri Coal Mine) and to acquire a large Coking factory, if funding is secured. The Company operates its LEK subsidiary (focusing on piston compressors, located at LiuZhou, China) since 2004. To make its products available in North America, L&L established a new LSP subsidiary for screw-type compressors. The Company has a Shenzhen administrative office to supervise the China operations, collect market intelligence, and conduct due diligence for new acquisitions. L&L assigns professional managers from Seattle, to lead the China operations, improve controls and inventories efficiency. With its bilingual managers, and China-in-Country experience developed over the past 13 years, the Company communicates well with Chinese communities to carry out growth strategies.

Acquisitions and Dispositions of Business Entities in China

The Company started its LSP Technologies Inc. (LSP) on 1/18/2008. L&L owns 70% equity of LSP, with 30% remaining owned by a group of Chinese nationals. L&L invested $427,608 to renovate LSP facility (including building improvement, office upgrade, purchases of furniture, and other tangible costs) making LSP facility operational before 1/18/2008. The Company capitalized such tangible costs as assets in the third quarter ended 1/31/2008. To further protect the Company interest in China, LSP is in a process to be registered with the Chinese government as a Sino-American joint venture. It is believed that Chinese registration will soon be approved. The Company has registered its KMC energy subsidiary and Shenzhen office with the China government, as American investments in China.

Starting in 2002, the Company invested certain Chinese private business, on small scale, to gain hands-on knowledge of operating in China. In 2004 and 2005, L & L made total purchases of 60.4% equity interest of LEK air compressor subsidiary in Liuzhou, China. Detailed LEK transactions refer to the SEC filings.

L&L acquired KMC coal (energy) subsidiary in 2006. KMC conducts coal consolidation and has been in coal wholesale business for the past 12 years. KMC has 5 long term coal supplying agreements with local coal mines, owns 10% equity of a coal mine with approx. sixty (60) employees. As of January 31, 2008, L&L controls 100% of equity interest of its KMC energy (coal) subsidiary. Detailed acquisition is available at the SEC website. China lacks of petroleum, coal represents 71% of China energy source in 2008. As China economy continues to grow, and coal demands exceed coal supplies. coal prices are to move upward, providing a leading edge for KMC sales and profits

Item 2. Description of Properties As of January 31, 2008,

1)	The KMC subsidiary leases 3,800 sq ft office, located at Yunnan University Science & Technology Building, 59 Science-Medicine Road, Kunming. The office is used as the operational center of the energy operations.

2)	The KMC owns 80% of a coal mine exploration right (Tian-Ri Coal Mine), located in Yunnan. The mine covers approx. 2 sq miles in size.

3)	The LEK subsidiary with its assemble facilities and a warehouse (approx. 100,700 sq ft), is located at 94 Chen Zan Road Liuzhou, China LEK subsidiary also owns three sales offices located at: a) Suite 403 & 404, Guichen Haisan Road, Nahai City, Guangdong, China (approx. 1,400 sq ft); b) Suite #1, Guichen Haisan Road, Nahai City, Guangdong, China. (approx. 2,005 sq ft); and c) Room 102, Pujian Road, Shanghai, China office (approx. 1,650 sq ft).

4)	The LSP subsidiary owns the 6- year usage right of the property located at 39 Dragon Lake Road, Liuzhou, China. The area is about 50 hectors with approx. 60,000 sq ft of assemble and storage area, and approx. 8,000 sq ft of office and demo room.

5)	Seattle office leases its office space (approx. 1,800 sq ft) located at 720 Third Avenue, Suite 1611, Seattle, WA 98104. It is an operating lease expires on 3/31/2008. The Company plans to move to a larger space at the end of the lease.

6)	The Company owns an office property (approximately 1,600 sq ft) located at Suite 2503, United Plaza, Shenzhen, China, about one hour by car from Hong Kong airport.

7)	The Company also occupies an apartment (approx 2,700 sq ft) at Silver Valley of Shenzhen, under a short term operating lease. This space serves as a marketing and operational center of the Company.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

As of January 31, 2008, the Company common shares are publicly listed on the OTC-BB with trading symbol - "LLFH". The receipt of LLFH trading symbol is a result of Company's application of 15c-211 under the Securities Exchange Act 1934. As of January 31, 2008, the Company's common stock is not public traded via the OTC-BB exchange. Based on the advice from GLB Trading, Inc, the sponsoring market maker, the stock can be traded shortly.

The Company planning to upgrade its stock trading from OTC-BB to NADSAQ, is establishing its Independent Board of Directors to meet the NASDAQ listing requirements. Other market related strategies are being discussed, including possible change of the Company's name, to better reflect its international operations.

Dividends

The Company has not declared or paid any cash dividends on its common shares. It intends to retain earnings to finance the development and expansion of the business. As a result, the Company does not anticipate paying dividends on our common shares in the foreseeable future. Payment of dividends, if any, will depend on our future earnings, capital requirements and financial position, plans for expansion, general economic conditions and other pertinent factors.

Sales of Securities

During the third quarter ended January 31, 2008, no shares were sold or converted from its warrants.

Three (new) to One (old) Split of the Company's securities in the past

Historically, in 2004, L & L made a three (new) for one (old) split of its securities. Total units of warrants issued were also increased in 2004. The Company does not have any other securities split since 2004.

Status of Equity Securities

As of January 31, 2008, the Company has authorized preferred shares of 2.5 million. None of the preferred shares are issued and outstanding. The Company authorized common shares are 120 million, with 19,921,498 shares issued and outstanding. (See below for details). There are 9.1 million warrants authorized. Warrants, labeled from Warrant A to Warrant E. are issued and outstanding. See below for details.

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

Plan of Operation

The Company continues its growth through the KMC energy (coal) operation with continuous discussions to acquire other energy entities in China. The Company seeks institutions capital funding to increase its business competitive advantages. The recent LSP operations started on January 18, 2008, is to meet the new customer demands for quality power machines, and to expand the Company products to North America.

The Company to mitigate risks, by registration of KMC and LSP investments with the Chinese government, and by recruiting experienced managers to join in as executives, when its financial resources become feasible.

Results of Operations

1) The sales of KMC energy operation continuing to grow to $5,545,237, thus the Company operational results improved for the three months ended on January 31, 2008, as comparing to that of the same quarter last year. 2) The Company's consolidated financial statements are prepared in accordance with the US generally accepted accounting principles (US GAAP). The US GAAP, while allowing a record of 100% of LEK and KMC revenue, requires subtraction of a portion of the profit belonging to the minority shareholders from the bottom line of the Company. As of January 31, 2008, the Company owning 60.4% equity of the LEK operation removed a 39.6% of net profit being minority interest. The Company received assignment on August 1, 2007 from KMC minority shareholder thus owns 100% equity of the KMC operations. Consequently, the Company results of operations are improved as compared to the prior quarter ended October 31, 2007. As the LSP operation just starts on 1/28/2008 there is no sale. Following the US GAAP, the Company capitalized its LSP facilities renovation costs of $427,602 including facility improvement and office renovation costs as assets in the third quarter ended January 31, 2008.

Total Revenue:

The Company recorded operating revenue of $8,038,209 for the period ended January 31, 2008, comparing to $5,450,168 for the same period in 2007. The increase of $2,588,041 (or 47%) is due to the KMC operations, which contributed over $5.5 million in the current period.

Total operating expenses:

Operating costs amounts approx. $632,058 incurred in the 3rd quarter ended January 31, 2008, representing a decrease of $229,782(or 27%) as compared to $861,840 for the same period in 2007. The decrease of total operating expenses is mainly due to the capitalization of LSP start up costs of $427,608.

Selling, General and Administrative Expenses (SG&A):

Current SG&A is $551,435 for the quarter ended January 31, 2008. When compared it to $594,132 for the same period in 2007, there is a decrease of $42,697 (or 7%). The difference is mainly due to capitalization of LSP facilities renovation costs.

Interest expenses:

The current period's Interest expenses of $77,440, representing an increase of $10,531 (or 16%) in the current period as comparing to $66,909 for the same period of 2007. The increase reflects the small bank loans increase of both LEK and KMC.

Minority Interest:

Minority interest for the current period ended of January 31, 2008 is $78,361, which is lower than the minority interest of the same period of 2007 ($139,495). This decrease of minority interest is due to KMC 40% assignment to the company, incurred in the 2nd quarter ending October 31, 2007.

Net Income:

Income increased by $535,307 (or 455%) to $652,920 during the current year, comparing to net income of $117,613 for the same period of 2007, due to the acquisition of KMC operations which is in full operation during the current quarter.

Change in Liquidity and Capital Resources:

The following factors affected the Company's liquidity status and capital resources:

From the operating activities: Net Cash used in operating activities was $3,342,367 during the current quarter ended January 31, 2008. When compared to net cash used in operating activities of $3,290,153 in the same period of 2007, a change of cash of $52,214 (or 1.6%) was mainly due to effects of an increase cash from accounts receivable by $1,334,761 and increase of accounts payable by $307,839, decrease of prepayments and other assets by $1,749,473, decrease of tax payable by $766,530. The Company's operating cash flow is highly dependent upon its ability to bill for the LEK and KMC sales and collect these LEK and KMC billings in a timely manner.

Investing activities: Net Cash used in investing activities was $72,042 during the current period ended on January 31, 2008, while $138,000 generated in the same period in 2007. The decrease of net cash provided of $210,042 (or -152%) was due to the disposal property and equipment at previous period, and change in investments.

Financing activities: Net cash provided by financing activities was $3,959,718 for the current period ended January 31, 2008, while $74,983 used for the same period in 2007. The significant increase of net cash $4,031,701 (or 5,376%) was primarily due to the increase of additional paid in capital of $3,062,453.

The current assets of the Company were $24,843,242 and $17,570,089 for the periods ended on January 31, 2008, and 2007 respectively. The increase in current assets of $7,273,153 (or 41%) was primarily due to the increase of prepayment and other receivable of $5,408,617, increase of account receivable of $1,573,279, increased of cash of $792,243.

The current liabilities were $13,801,963 and $9,062,531 for the periods ended on January 31, 2008, and 2007 respectively. The significant increase of the current liabilities by $4,739,432 (or 52%) was primarily due to the increase of advanced deposits received of $3,051,376, increases of bank liabilities of $666,776, increase of tax payables liabilities of $118,532, increase of account payables by $828,550, and increase of accruals of liabilities by $297,846.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

The Company's current ratio (current assets divided by current liabilities, a ratio used to determine the Company's ability to pay its short-term liabilities) is 1.80 for the current period ended on January 31, 2008, compared to 1.94 in the prior ended on January 31, 2007. As a general rule, the higher the current ratio, the more likely the Company will be able to pay its short-term bills.

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

3.	Uncertainty of exchange rate of Chinese Currency (RMB) to the US Dollars

The Chinese currency (RMB) tries to set at a fixed rate with the US dollars and other foreign currencies. The RMB is not freely exchanged in the global markets. However, the Chinese currency is considered by the US government to be under valued against the US dollars. The Chinese RMB thus may continue to appreciate against the US dollars. The RMB value increased by 2.2% since the summer of 2005 and is expected continue to increase in the future. When and if the Chinese Government allows a floating exchange rate, it is expected the RMB will appreciate more in its value. The United States has requested that China allow its currency exchange rate to float freely. Implications of currency fluctuation may or may not be favorable to the Company and its investments in China.

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

As of January 31, 2008, there were approximately 19,921,498 shares of our common shares outstanding. Please refer to the Statement of Shareholders Equity for details.

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

Item 7. Controls and Procedures Evaluation of disclosure controls and procedures

The Company recruited Mr. Gene M Bennett CPA, as new CFO, effective on 3/1/2008. With Mr. Bennett participation to evaluate the effectiveness of the operations, further improvements of control procedures can be made. The Company with the participation of its executives have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company, its CEO, and CFO, have concluded that the disclosure controls and procedures are effective as of 1/31/2008, covered by this report.

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

Changes in internal control over financial reporting

During the three months ended 1/31/2008, covered by this Report, no changes were made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

Item 7A. Consolidated Financial Statements

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
January 31, 2008 and April 30, 2007

	January 31, 2008	April 30, 2007
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash	$1,464,330	$885,229
Accounts receivable	9,022,830	8,006,748
Bad Debt Provision	(1,477,916)	(1,360,440)
Notes Receivable	0	350,551
Prepayments and other receivable	11,855,629	8,105,000
Inventories	4,102,822	3,197,420
Provision of inventories-Obso	(124,453)	(114,561)

Total current assets	24,843,242	19,069,947

PROPERTY AND EQUIPMENT, net	2,552,968	2,585,989
GOODWILL	1,591,704	1,591,704
LOAN MADE TO BUSINESS ASSOCIATES	4,313,071	4,313,071
INVESTMENTS	536,644	464,602

Total long term assets	8,994,387	8,955,366

TOTAL ASSETS	$33,837,629	$28,025,313

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,201,588	$2,835,289
Accrued and other liabilities	1,775,063	1,401,541
Taxes payable	3,174,598	3,836,301
Customer deposits	3,830,380	713,386
Bank loan and bank line of credit	2,820,334	1,923,077

Total current liabilities	13,801,963	10,709,594

TOTAL LIABILITIES	13,801,963	10,709,594

MINORITY INTEREST	5,436,341	6,919,257

STOCKHOLDER's EQUITY:
Preferred stock, no par value, 2,500,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value, 120,000,000 shares authorized
19,921,498 and 19,273,248 issued and outstanding	19,921	19,273
Paid-in Capital	12,210,300	9,147,847
Deferred stock compensation	(124,205)	(147,667)
Foreign currency translation	141,675	107,883
Retained Earnings	2,351,634	1,269,126

Total stockholders' equity	14,599,325	10,396,462

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,837,629	$28,025,313

The accompanying notes are an integral part of these consolidated financial statements.

L & L FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
The quarterly period ended January 31, 2008 and 2007

	Three Months Ended		Nine Months Ended
	1/31/2008	1/31/2007	1/31/2008	1/31/2007

REVENUES
Sales	$8,038,209	$5,450,168	$24,109,731	$10,839,543

TOTAL REVENUES	8,038,209	5,450,168	24,109,731	10,839,543
Cost of Goods Sold	6,750,683	4,411,710	20,639,053	8,194,282
Consulting Expenses	(34,618)	8,265	18,015	59,108

Total Cost of sales	6,716,065	4,419,975	20,657,068	8,253,390

Gross profit	1,322,144	1,030,193	3,452,663	2,586,153

OPERATING COSTS AND EXPENSES:
Personnel costs	80,623	267,708	673,283	881,957
Selling / General and administrative expenses	551,435	594,132	1,432,989	1,322,196

Total operating expenses	632,058	861,840	2,106,272	2,204,153

OTHER EXPENSES/(INCOME):
Interest Expense / (income)	77,440	66,909	194,119	165,594
Other Expenses / (income)	(118,635)	(155,946)	(266,038)	(405,187)

Total other expenses/(income)	(41,195)	(89,037)	(71,919)	(239,593)

INCOME/(LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST	731,281	257,390	1,418,310	621,593
LESS PROVISION FOR INCOME TAXES	0	282	0	16,215

INCOME BEFORE MINORITY INTEREST	731,281	257,108	1,418,310	605,378
LESS: MINORITY INTEREST	78,361	139,495	335,162	387,229

NET INCOME	$652,920	$117,613	$1,083,148	$218,149

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	141,675	(2,066	398,977	133,520

Total other comprehensive Income (loss)	141,675	(2,066	398,977	133,520

COMPREHENSIVE INCOME	$794,595	$115,547	$1,482,125	$351,669

INCOME PER COMMON SHARE - basic	0.040	0.006	0.080	0.012

INCOME PER COMMON SHARE - diluted	0.040	0.006	0.078	0.011

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - basic	19,921,498	18,497,418	18,486,601	18,486,601

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - diluted, under treasury stock method	19,987,985	19,035,785	19,024,968	19,024,968

The accompanying notes are an integral part of these consolidated financial statements.

L&L FINANCIAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED January 31,2008 and 2007

	Year 2008	Year 2007
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,083,148	$218,149
Adjustments to reconcile net income to net cash
Add: Minority interest income	(1,482,916)	387,229
provided by / (used in ) operating activities:
Depreciation and amortization	33,021	141,379
Amortization for deferred compensation	23,462	30,500

Changes in assets and liabilities (net of business acquisition):
Accounts receivable	812,385	(522,376)
Provision of Inventories - Obsolescence	(114,561)	0
Inventory	(780,949)	(952,660)
Provision for doubtful accounts	(1,360,440)	0
Prepaid and other assets	(3,750,629)	(2,001,156)
Accounts payable	(633,701)	(941,540)
Customer Deposit	3,116,994	0
Accrued liabilities and other liabilities	373,522	245,495
Taxes payable	(661,703)	104,827

Net cash (used in)/provided by operating activities	(3,342,367)	(3,290,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal property and equipment	0	138,000
Change in investments	(72,042)	0
Change in property and equipment, net	0	0

Net cash (used in)/provided by investing activities	(72,042)	138,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock	648	0
Additional Paid in Capital	3,061,813	0
Proceeds from stock sales and subscriptions(net)	0	88,210
Net advances (to) from controlling shareholder	0	211,339
Net borrowings/ repayments on bank line of credit	897,257	(374,532)

Net cash (used in)/provided by financing activities	3,959,718	(74,983)

FOREIGN CURRENCY TRANSLATION	33,792	(2,488)

INCREASE IN CASH	579,101	(3,229,624)

CASH, BEGINNING OF YEAR	885,229	1,242,797

CASH, END OF PERIOD	$1,464,330	($1,986,827)

The accompanying notes are an integral part of these consolidated financial statements.

L&L Financial Holdings, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the period ended January 31, 2008

	Common Stock		Additional Paid in	Deferred	Retained	Foreign Currency
	Shares	Amount	Capital	Compensation	Earnings	Translation	Total

Balance
April 30, 2007	19,273,248	19,273	$9,147,847	($147,667)	$1,268,486	$107,883	$10,395,822

Share Issuance	51,888	51	$245,176				$245,227

40% additional KMC Equity			2,337,029				2,337,029

Warrants converted to shares	596,362	597	480,248				480,845

Amortization of deferred
compensation				23,462			23,462

Foreign currency translation
adjustment						33,792	33,792

Net Profit					1,083,148		1,083,148

January 31, 2008	19,921,498	19,921	$12,210,300	($124,205)	$2,351,634	$141,675	$14,599,325

L & L FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THIRD QUARTER ENDED JANUARY 31, 2008 Un-audited

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L Financial Holdings, Inc. (the "Company") is located in Seattle, Washington. The Company's China operations are supervised by its ShenZhen office, located at ShenZhen City of China. The Company's majority revenues are generated from its subsidiaries, LEK, KMC. The Company started its LSP Technologies, Inc (LSP) on 1/18/2008, during this third quarter. The Company owns 60.4%, 100% and 70% of controlling equity of LEK, KMC, and LSP respectively, as of January 31, 2008. KMC is an energy related, coal consolidator in Yunnan of China. It is in the process to acquire a Tian-Ri Coal Mine at the Yunnan, the coal rich region of China, so that KMC can start its own coal exploration in China. (see Subsequent Events.) LEK assembles and market air compressors focusing on piston-types, popular in China. While LSP starts to assemble and markets the high-end, screw-types air compressors meeting customers' changing, buying behavior. Both LEK and LSP are located in Liuzhou, China, easy for management. As of 1/31/2008, LSP has no sales.

Prior to the establishment of LSP, the Company has invested $427,608 in the past to renovate the facilities located at 39 Dragon Lake Road, Liuzhou, and conducted feasibility study for the LSP new joint venture.

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

Stock-Based Compensation: The Company issued warrants to compensate directors and executives in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and provides the pro forma net earnings and pro forma earnings per share disclosures for employee stock warrants granted, as if the fair-value-based method defined in Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied. In accordance with APB No. 25, compensation expense is recorded on the date a warrant is granted only if the current market price of the underlying stock exceeds the exercise price. The Company has issued two types of warrants (Class D, and Class E). As of January 31, 2008, no options have been granted.

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

a) Pro Forma Net Income and Earning Per Share:

Under SFAS 123, the Company's net earnings, and earning per share are adjusted to the pro forma amounts for the three months ended January 31, 2008, and 2007, as follows:

(Per $ thousand)	Three months periods ended

	1/31/2008	1/31/2007
Net income - as reported	$652,920	$218
Stock-Based employee compensation		(1.6)
Expense included in reported net income, net of tax		0
Total stock-based employee compensation expense
determined, under fair- value-based method for
all rewards, net of tax		(1.6)
Pro forma net profit	$652,920	$216.40

The fair value of the options granted in the period ended January 31, 2008 was determined based on the minimum value method. That calculation assumed no dividends, 5 year lives and risk free interest rate of 3.25% .

Impairment of Long-lived Assets - The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the period ended January 31, 2008 and 2007.

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

NOTE 3. BUSINESS COMBINATION

The Company owns 100% of voting interest in KMC (Kunming Mine Company), and majority voting interest in LEK (Liuzhou City No. 2 Air Compressor Co Ltd, or Liuzhou Liuerkong Machinery Company Ltd.) as of January 31, 2008. The acquisitions of KMC and LEK are recorded under a purchase method of accounting. In accordance with SFAS No. 141, the Company consolidates LEK and KMC financial positions at January 31, 2008 and operational results from November 1, 2007 through January 31, 2008 for the third quarter ended on January 31, 2008.

A) The following information relates to the historical LEK acquisition:

LEK, was acquired in 2004, detailed acquisition was filed with SEC EDGAR in 2005. Please refer to EDGAR for details.

B) In 2006, the started KMC energy operations:

KMC, was acquired in October, 2006, detailed acquisition was filed with SEC EDGAR in 2006. The KMC energy operation becomes focus of the Company growth. Please refer to EDGAR for historical acquisition details.

NOTE 4. CASH

The cash balances as of January 31, 2008 and April 30, 2007 consist of:

Item	1/31/2008	4/30/2007

Cash on hand	$913,656	$62,649
Cash in banks	550,674	822,580

Total	$1,464,330	$885,229

NOTE 5. ACCOUNT RECEIVABLES

The account receivable balances, relating to the trade accounts as of January 31, 2008 and April 30, 2007 consist of:

		1/31/2008			4/30/2007

		Bad debt	Account receivable,		Bad debt	Account receivable,
Item	Amount	provision	net	Amount	provision	net

Within credit term(1)	$5,637,212	$0	$5,637,212	$4,780,150	$0	$4,780,150

Exceeding due day 1 to 30 days	1,181,321	(73,896)	1,107,425	1,076,237	(53,812)	1,022,425

Exceeding due day 31 to 180 days	2,204,297	(1,404,020)	800,277	2,150,361	(1,306,628)	843,733

Exceeding due day 181 days(1)	0	0	0	0	0	0

Total	$9,022,830	($1,477,916)	$7,544,914	$8,006 ,748	($1,360,440)	$6,646,308

(1)	Based on Chinese business custom, the Company grants approx 30-60 days credit term for their customers.

(2)	The receivable would normally be collected within the 180 days.

NOTE 6. NOTES RECEIVABLE

The notes receivables incurred for the LEK trade activities with its customers, in relation to the LEK air compressor selling business. These note receivables are to be collected from its Clients.

The notes receivable balances as of January 31, 2008 and April 30, 2007 consist of:

Item	1/31/2008	4/30/2007

Amount	$0	$350,551
Bad debt provision	0	0

Notes receivable, net	$0	$350,551

NOTE 7. INVENTORIES

Inventories located at LEK subsidiary consist of the following details as of January 31, 2008 and April 30, 2007:

Item	1/31/2008	4/30/2007

Raw Materials (net)	$471,528	$1,537,586
Work in process	833,667	749,295
Coal and other materials	2,194,899	593,187
Finished Goods (1)	602,728	317,352

Subtotal	4,102,822	3,197,420
Less: Obsolescence Provision	(124,453)	(114,561)

Total Inventories	$3,978,369	$3,082,859

(1) The balance of inventories at the period ended January 31, 2008 and year ended April 30, 2007 are $3,978,369 and $3,082,859 respectively. The net increase was $895,510. The finished goods increased 90% than that of year ended April 30 2007 and the provision or obsolescence increase 9% than last year end April 30, 2007.

NOTE 8. PREPAYMENT AND OTHER ASSETS

Prepayment and other assets consist of the following details as of January 31, 2008 and April 30, 2007:

Item	1/31/2008	4/30/2007

Prepayments (1)	$6,870,587	$3,140,486
Receivable-KMC right sale (1)	2,037,093	2,500,000
Deposits (2)	28,893	0
Other Receivables (3)	2,919,056	2,347,174
Advances to employees	0	117,340

Total	$11,855,629	$8,105,000

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

(3) LEK has 21 sales and service centers, located through out China and away from Liu Zhou factory. Each sale staff of these locations receives some cash advances, in order to conduct LEK business. The advances are recorded under employees' personal names, as advances to employees. The advances are on a replenish basis. In addition, it is the business practice that when employees having business trips, or due to unexpected difficulties, they may obtain an approval to borrow cash advance from the employer, on a temporarily basis. The advances can be collected, either upon demand, upon employees' claim their expenses, or deducted from their salaries. As the Company with LEK factory has approx. 400 workers and staff as of 1/31/2008, the balance is considered reasonable. There were nearly 200 people in LEK who have the advances as of January 31, 2008. The amount of advances to employees varies ranging from few hundreds to three thousands dollars to each of these employees.

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of January 31, 2008 and April 30, 2007:

Item	1/31/2008	4/30/2007

Building	$996,924	$917,681
RuiLi Project (property, at cost) (1)	400,687	400,687
Machinery	1,740,216	1,649,657
Furniture, fixtures & Office equipment	133,535	127,983
Vehicles	108,048	109,357
Leasehold improvements	27,524	27,524

Sub-total	3,406,934	3,232,889
Less: accumulated depreciation	(853,966)	(646,900)

Property and equipment, net	$2,552,968	$2,585,989

(1) On April 20, 2005 an agreement was reached that a debtor, Ms. Yong Peng, is to turn over the land usage rights of two parcels and a resort property valued at approx. $400,000 to the Company, to offset two outstanding loans of $367,948 due to the Company. As the formal contract was not signed until July 17 of 2005, the Company reclassified Account Receivables to the Property and Equipment account, under Ruili Property at April 30, 2005. The properties located at RuiLi city, China, may facilitate the Company expansion in China. The property rights include: a) a 30 year usage right on 80.5 Mu of land, (1 Mu equals 666.67 square meters) with remaining right of 25 yeas, expiring on 4/26/2030, b) a 20 year land usage right on 28 Mu of an adjacent land with a reservoir, with a remaining right of 19 years, expiring on 12/14/2024, and c) an ecological resort properties with pepper trees, plants, and bungalows. The property was developed as a resort.

NOTE 10. INVESTMENTS

As of January 31, 2008, the Company owns 19.5% investment interests in Tech-H, recorded under an investment and accounted for at historical cost, consistent with that of the prior year. The audited financial statements of Tech-H indicate the software company is growing and profitable. Therefore, management determined there is no impairment for the software company's investment. Following the US GAAP, no income is recorded on the investment account.

In addition, the LEK subsidiary has an investment in another (third party) air compressor entity (of 5% equity), this small investment is recorded as an investment account on the balance sheet at January 31, 2008. The investment is recorded at cost and no impairment is suggested.

The summary of two years Investments Accounts as of January 31, 2008 and April 30, 2007 is as follows:

	Year	Historical	As of	Increase		As of	Equity
Item	Purchased	Costs	4/30/2007	(exchange)	Divesture	1/31/2008	Ownership

LEK subsidiary invested
in :
An Air Compressor Co.	2004	$62,422	$62,422			$62,422	5.00%

L&L invested in:
Tech-H (1)	2001	$400,500	$400,500			$400,500	19.50%
Others						73,722

Total:						$536,644

NOTE 11. ACCRUALS AND OTHER LIABILITIES

Accruals and other liabilities consisted of the following as of January 31, 2008 and April 30, 2007:

Item	1/31/2008	4/30/2007

LEK-Accrual expenses :
a) Selling commissions	$0	$0
b) Office expenses	78,414	54,425
c) Staff salaries and benefits	446,405	168,094
d) other operation expenses including audit fees	8,063	7,422

LEK - Accrual expenses :	532,882	229,941
LEK Purchase Payable	60,028	0
LEK Other short term Liabilities	131,985	127,596
LEK Other Payable	443,212	532,841
KMC Payables	1,755	19,231
LEK - Welfare Payable	180	0
L&L Payables, due to controlling shareholder	603,991	491,932
Others	1,030	0

Total	$1,775,063	$1,401,541

(1) Other liabilities included employees' social insurance, prepaid rental deposit, and other loans with some other companies. All the liabilities have no repayment terms. They are miscellaneous short term accruals due to month early end cut-off dates. They are not notes payable. These accruals are to be paid off in the next month.

NOTE 12. LOANS MADE TO A LEK CORPORATE SHAREHOLDER AND ITS AFFILIATES

These loans consisted of the following as of January 31, 2008, the LEK shareholder borrowed money from the company during 2006:

Item	1/31/2008	4/30/2007

Liuzhou No. 2 air compressor Co, Ltd. (1) (3)	$2,884,054	$2,884,054
FLUID-MEC International Holdings Co. (2) (3)	1,429,017	1,429,017

Total	$4,313,071	$4,313,071

(1) When the Registrant acquired LEK, its assets included a loan of approximately $3,085,440 due from a corporation which owns a minority share of LEK. The loan amount is fully secured by assets of a land usage right ($5,413,402), which was determined by an evaluation report issued by an independent China evaluation firm, and a commercial properties ($2,780,387) of this corporate entity. The loan allows the Company to take approx. 9.3% income via rental from the commercial properties (approx. $284,000 per annum). The term loan is due in 2009.

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

NOTE 13. BANK LOAN AND BANK LINE OF CREDIT

Bank loan and bank line of credits are summarized as follows:

Items	1/31/2008	4/30/2007

Bank loans
LEK subsidiary (1)	$2,820,334	$1,923,077

Total	$2,820,334	$1,923,077

(1) Bank loan collateralized by the properties of the subsidiary approximately US$2,443,106 as of January 31, 2008. Interest is charged at 5.31% to 8.37% per annum. The loan interest is payable monthly. The Company's loan balance excludes interest under this facility. The total interest the company has paid as of January 31, 2008 was approx. $120,200. The principal of the bank loan is due in end of year 2008.

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

1) Sales Segment:

For the current quarter ended January 31, 2008, the Company sales is mainly generated from its energy operation from its KMC coal subsidiary. KMC energy income represented 69%, and LEK air compressors income represented 31% of the total consolidated sales of the Company. It is expected that energy sector is continue to grow in the future. Comparing with the prior year's figures.

The sales segments are summarized as follows:

Sale Segments	Quarter ended on 1/31/2008			Year ended on 4/30/2007

	Sales		Profit	Sales		Profit

Energy-KMC	$5,545,237	69%	$302,690	$7,405,691	39%	$1,155,939
Air compressors	2,492,972	31%	123,980	11,600,304	61%	632,744

Total	$8,038,209		$426,670	$19,005,995		$1,788,683

The Company plans to continue focusing on the air compressor sales and manufacturing activities in China. It plans to formulate the JV with Sullivan Palatek to market US air compressors in China to increase the product portfolio.

2) Geographic Segment:

Despite the fact that during the current period ended on January 31, 2008, the Company's operations are in two geographic locations: 1) in China, and 2) in the US. All income of the Company is generated in China. During the nine months ended January 31, 2008, KMC contributes sales of $17,273,698 and LEK contributes sales of $6,836,032 to the Company. Both LEK and KMC are located in China.

During the current period, there is no concentration of LEK sales with any of its customers, suppliers, and accounts receivable.

3) Segment by Assets:

The Company's assets consist of the following:

(In $ Per Thousand)

Assets			1/31/2008					4/30/2007

	L&L	LEK	KMC	Total	%	L&L	LEK	KMC	Total	%

				(2)					(2)

Cash	19	447	998	1,464	4	19	825	41	885	3

Receivables (1)	520	9,078	8,798	18,396	54	-	6,483	514	6,997	26

prepayment	-	1,005	-	1,005	3	462	2,658	5,234	8,105	30

Inventories	-	3,035	943	3,978	12	-	2,490	593	3,083	11

PP&E	414	2,076	63	2,553	8	19	2,097	69	2,185	8

Goodwill	-	-	1,592	1,592	5	-	-		1,592	6

Loan from shareholder	4,313	-	-	4,313	13		4,313		4,313	16

Investment	467	70	-	537	2	10,495	64	-	64	0

Total Assets	5,733	15,711	12,394	33,838		10,995	18,931	6,451	27,224	100

Asset %	17%	46%	37%	100%		6%	70%	24%	100%

NOTE 15. INCOME TAXES

The Company's main operations are located in China. The Company is subject to income taxes primarily in two taxing jurisdictions, China and the United States. The income of the Company is mainly generated via its controlled KMC, and LEK subsidiaries, controlled foreign entities located in China. As no cash or fund is repatriated from KMC and LEK to the US, the Company is not subject to the US federal taxation for both the current period and the prior year ended on January 31, 2008, and 2007, under subpart F, Income from controlled foreign company, of the US Internal Revenue Code.

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company due to the LEK acquisition, acquired a net operating loss carry forward (benefit) of approx. $7,708,480 incurred in the past via LEK operations in China. In the period ended on January 31, 2008 and on April 30, 2007, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

NOTE 16. RELATED PARTY TRANSACTIONS

None.

NOTE 17. STOCKHOLDERS' EQUITY

The following events incurred in three months ended January 31, 2008:

Historically, the Company offered its common shares with warrants in private placements under the Reg. D to the US accredited investors, to gain capital for acquisition activities in China in 2003 and 2004. The initial PPM offered at $2.50 per share with a warrant convertible at the same price. The share price increased to $3.25 on October 30, 2006.

On July 14, 2004, the Company began to issue warrants at $1.25 per unit to raise capital through a private placement. Each unit of the warrant gives the holder the right to purchase the Company's common stock at $2.00 per share. The Company has authorized the issuance of 800,000 warrants for this offering. For the period ended January 31, 2008, the Company has issued 285,000 units of warrants for $356,250 in the past.

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

The table below listed the Company's warrants as of January 31, 2008.

WARRANTS
SUMMARY
			Beginning					Warrants	Ending
			balance	Activity during the period				Expired	balance

Type of Warrants	Date	Authorized	5/1/2004	Issuance	Split	Conversion	Exercised	1/31/ 2008	1/31/2008
		(Units)	(Units)	(Units)	(Units)	(Units)	(Units)		(Units)
Warrants (class A)
Re: Warrants on
PPM exercise price	Feb-03	2,000,000	630,334	-	1,260,668	(490,800)	-	-	1,400,202
@US$2.50

Warrants (class B)
Re: Warrants on
PPM exercise price	Feb-04	1,000,000	4,167	144,753	241,842	(42,003)	-	-	348,759
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

     See Note 20, Employee Stock Option Plan, for warrants (class D and Class E) issued to executive and director compensations.

NOTE 18. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding during the year. Under the treasury stock method of SFAS #128, the Company computed the diluted earning per share, as if all issued warrants were converted to common shares, and cash proceeds were used to buy back common shares. The following presents both basic and diluted earnings per share, for the two period ended on January 31, 2008 and April 30, 2007.

	Three Months Ended	Twelve Months Ended
Item	January 31, 2008	April 30, 2007

Net Income	$794,595	$1,302,063
Number of Shares	19,921,498	19,273,248
Per Share- Basic	$0.040	$0.068

Effect of dilutive shares	66,487	411,740
Number of dilutive shares	19,987,985	19,684,988
Per Share - Diluted	$0.040	$0.066

NOTE 19. CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks located in China. Cash balances in these foreign locations are not insured as they do in the U.S. As of January 31, 2008, and April 30, 2007, the Company had uninsured bank cash balances of $1,326,962 and $885,229, respectively.

Financial instruments that also potentially subject the Company to concentrations of credit risks are primarily trade accounts receivable and common stock of its investors. The trade accounts receivable are due primarily from clients in China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 2, the Company does not believe that the carrying value of its investments is impaired at January 31, 2008.

NOTE 20. EMPLOYEE STOCK OPTION PLAN

The Company issued two types of warrants, one for executives (warrant class D), and the other for directors (warrant class E). Only directors and senior executives are entitled to receive warrants, as compensations for their services. See Note 18, Stockholders' Equity for reference.

During the current year, no warrants are converted to common shares. As of January 31, 2008, total warrants authorized under Class D and Class E are 1,100,000 units and 4,000,000 units, respectively. During the period ended January 31, 2008, total units of warrants (class D) issued and warrants (class E) issued are 40,000 units and 850,000 units respectively.

Information relating to warrants outstanding and exercisable at January 31, 2008 summarized by exercise price is as follows:

Range of	Number of Outstanding			Weighted Average	Weighted Average	Number Exercisable			Weighted Average
Exercise	at October 31,2006			Remaining	Exercise	at October 31,2006			Exercise
Price		(units)		Contractual Life	Price		(units)		Price

	Class D		Class E			Class D		Class E
$3.00				4 Years	$3.00				$3.00
	600,000		956,249			600,000		512,000

During the current period ended 1/31/2008, the Company does not use its equity instruments to acquire goods or services, other than directors' services and reward senior executives.

The following table summarizes two types of warrants and exercise prices, as of January 31, 2008:

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

1) Member of Board voluntarily resigned to observe that only American citizens may serve the Board.

NOTE 21. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

The Company leases its Seattle office and Silver Lake facility in China under two separate long-term, non-cancelable leases, expiring soon in March of 2008, and June of 2008 respectively. The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises. Rental expenses for the periods ended January 31, 2008 and 2007 were $6,239 and $8,735 respectively. The future minimum lease payments required under the operating leases is $ 15,700.

NOTE 22. SUBSEQUENT EVENTS

1)	The Company received an official clearance letter from FINRA (Financial Industry Regulatory Authority) for L&L Financial Holdings, Inc. common stock on 2/11/2008. Under the Securities Exchange Act of 1934, the FINRA letter allows GLB Trading, Inc. to start an un-priced quotation of the Company common stock on the OTC Bulletin Board. As of March 11, 2008, per GLB Trading Inc., the Company common stock is ready for bids and offers at the OTC-BB.

2)	With a government permit, the Company KMC subsidiary started its Tian-Ri Coal Mine explorations on 2/25/2008. The coal reserve of Tian-Ri Coal Mine, based on an engineering study, is estimated at 53 million tons of high grad, recoverable coking coal, valued at approx. $7.3 billion when using $138 per ton coal price. To ensure quality operation, the Company recruited Mr. Kong Ling-Min, Senior Geological Engineer, in February 2008.

3)	Mr. Gene M. Bennett MBA, MBA, CPA (inactive), joined the Company as CFO on 3/1/2008.

4)	The Board established Independent Directors, in efforts to upgrade its stock trading to from OTC-BB to NASDAQ. Mr. J. Borich and S. Kiang become first two Independent Members.

5)	Mr. Sun Lo-Yu, National Advisor to the Untied States Small Business Administration (SBA), becomes the Company advisor.

6)	The Company executive, Mr. Dickson Lee CPA, becomes Chairman of the LSP power subsidiary in March of 2008.

Part III

Item 8. Directors and Executive Officers a) Board of Directors

There is no change of board of directors as of January 31, 2008. See Note 22-Sequent Events.

b) Executive Officer

There is no change of Officer during the period. Item 9. Executive & Director Compensation

No executive, Board of the company takes salaries over $80,000 per year.

The Company issues 54,002 common shares to new member of Board of Directors as the 5-year service compensations. The issued shares cover a 5 year service period, if a director resigned prior the 5th year, the pro-rated shares may be repatriated back to the Company. All Board members holds an insignificant amount of common shares of the Registrant as of January 31, 2008.

Warrants of the Company are issued to the Company directors (or former directors) to compensate director's services. Warrants exercisable in the four years after issuance date are given free as an incentive for helping the Company to grow. There is no cash effect on both recipients of warrants. There is no taxable gain until a warrant is disposed for a gain. The conversion price of warrants to directors is the same as offered to the private investors. None of directors has more than 400,000 units of warrants. None of the directors has exercised the warrants.

Item 10. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 31, 2008 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.

		Amount and Nature
	Name of Beneficial	of Beneficial
Class of Stock	Owner	Ownership	Percent

Common	Dickson Lee	7,650,000	38.40%
Common	Kathy C Au (1)	1,200,000	6.02%
Common	Li Xiang (2)	1,200,000	6.02%
Common	Wu Yang (3)	1,708,283	8.58%
Common	KMC (4)	485,592	2.44%
Common	Other investors	7,677,623	38.54%

Total issued & outstanding		19,921,498	100%

(1)	Spouse of Mr. D. Lee, founder.

(2)	Issued for Tech-H acquisition in 2001

(3)	Issued for LEK acquisition in 2004.

(4)	Issued to Tony HY Li, and Francis XH Zhang for KMC acquisition in 2006.

Item 11. Certain Relationships and Related Transactions.

None.

	Part IV

Item 12. Principal Accountant Fees and Services

Item	Fiscal Year	Fiscal Year
	of 2008(1)	of 2007

Audit Related Fees:
Audit Fess	$35,000	$50,000
Quarterly and other fees	30,000	22,000

Total auditor fees	$65,000	$72,000

(1) Representing estimates.

Item 13. Exhibits and Report on Form 8- K

See Exhibit A - contract of LSP Technologies Inc. executed on 1/18/2008.

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

Date: March 11, 2008

By: /S/ Paul W. Lee ---------------------- Paul W. Lee

Chairman

CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul W. Lee certify that:

1. I have reviewed this quarterly report on Form 10-QSB of L&L Financial Holdings, Inc for the three months ended January 31, 2008.

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

Date: March 11, 2008

By: /S/ Paul W. Lee

----------------- Paul W. Lee Chairman

CERTIFICATIONS OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gene M. Bennett, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of L&L Financial Holdings, Inc. for the three months ended January 31, 2008.

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

Date: March 11, 2008

By: /S/ Gene M. Bennett ------------------------------------------- Gene M. Bennett, MBA CFO

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

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Paul W. Lee, L & L Financial Holdings, Inc. (the "Company"), hereby certify, to my knowledge, that:

(1) The Company's 3rd quarter Report on Form 10-QSB for the year the 3rd quarterly ended January 31, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 11, 2008

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

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Gene M. Bennett, L & L Financial Holdings, Inc. (the "Company"), hereby certify, to my knowledge, that:

(1)The Company's quarterly Report on Form 10-QSB for the quarterly ended January 31, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.

Date: March 11, 2008

By: /S/ Gene M. Bennett --------------------------- Gene M. Bennett, MBA CFO

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.

Exhibit A

Contract of LSP Technologies, Inc.

LSP Technologies, Inc.

Sino-American Joint Venture Contract

(English Translation)

Dated: 01/18/2008

By :

     L&L Financial Holdings, Inc. and

LEK (Liu Er Kong Machinery Company Co Ltd.)

Content

Chapter 1. General

Chapter 2. Two Parties

Chapter 3. Forming Joint Venture

Chapter 4. Purpose, scope and scale of Production

Chapter 5. Total Investment and Registered Capital

Chapter 6. Responsibilities of both Parties

Chapter 7. Sales of Products

Chapter 8. Board of Directors

Chapter 9. Management Structure

Chapter 10. Leasing of Facilities and Purchase of Equipment

Chapter 11. Preparation and Construction

Chapter 12. Labor management

Chapter 13. Finance, Audit, and Tax

Chapter 14. Period of Joint Venture

Chapter 15. Liquidation of Joint Venture

Chapter 16. Modification and Dissolution of Contract

Chapter 17. Penalty

Chapter 18. Force Major

Chapter 19. Applicable Laws

Chapter 20. Solution of Dispute

Chapter 21. Effective of Contract and Other Appendix

Chapter 1 - General

China LEK (Liu er kong) air compressor company (hereafter referred to as Party A) and American L&L Financial Holdings, Inc.(hereafter referred to as Party B) following the Sino-foreign joint venture (JV) enterprise law of the People Republic of China and other rules and regulations, based on mutual benefits and friendly negotiation have a agreed to establish a joint venture company at Guangxi Province of People Republic China, thus entered this contract.

Chapter 2 - Two Parties

Article 1. Parties entered this contract are:

Party A: LEK

A Guangxi China incorporated company

Legal Address: 94 ChengZhan Road, Liuzhou city

Legal Representative Person: Wu Yang (Chairman, Chinese citizen)

Party B: L&L Financial Holdings, Inc.

American Nevada state incorporated company

Legal Address: 720 Third Avenue suite 1611, Seattle, WA 98104

Legal Representative Person: Dickson Lee (U.S. citizen)

     If the above parties have any changes, the changed party should notify the other party of such changes. Otherwise, the changed party will take the responsibilities.

Chapter 3 - Forming A Joint Venture

     Article 2. Following Sino-foreign joint venture enterprise law of the People Republic of China and other rules and regulations, to establish the joint venture at Liuzhou, Guangxi, China.

Article 3. The name of the joint venture: LSP Technologies, Inc. ("JV company")

JV address: 14th Floor, 1 High Tech Road, Science and Technology Industrial Zone, Liuzhou city.

     Article 4. JV company is incorporated in China. It must follow all rules and regulations of People's Republic of China. Rights of JV company are protected by Chinese laws.

     Article 5. JV company is a limited liabilities company. Party A and Party B must contribute its capital and share responsibility of the JV company. Each party according to its capital of JV company, shares profits, and risks of the JV company.

     Article 6. JV company may establish branch in China after approval from board of directors and related government approval.

Chapter 4 - Purpose, scope and scale of Production

     Article 7. Objectives of JV company: strength economic corporation and technology exchange, using advance and suitable technology and scientific management method, jointly produce screw air compressor and customer related equipment. Product should have quality and price competitive advantage, so that product can be sold both in and out side China, increase profits so both parties can enjoy satisfactory rate of return.

     Article 8. Scope of Operation of JV company: Sales and manufacturing of air compressors, engineering machines, air purification equipments, complete set equipments, chemical engineering equipments, other electrical engineering products, and supplementary parts. Other technical consulting service of the above products.

     Article 9. JV company should reach production goals of: first year 500 units of air compressors with sales reaching 40 million RMB. In the fifth year, it is reaching 300 million RMB sales.

Chapter 5 - Total Investment and Registered Capital

         Article 10. Total capital of the JV company is 20 million RMB

         Article 11. Registered capital of JV company is 20 million RMB.

Of which, Party A contributes 6 million RMB representing 30% equity;

Party B contributes 14 million RMB representing 70% equity.

         Article 12. Party A and Party B will contribute their capital as follows:

     Party A: using the 6-year usage right of building, space, equipments, and facilities, located at 39 Dragon Lake Road

          Party B: using cash and air compressor parts as follows:

          Cash-7 million RMB (of equivalent US dollars)

          Parts ( imported air-ends, equipments and others) - 7 million RMB( based on China custom inspection, and appraisal, insufficient amount will be contributed using US dollars.)

          Both parties contribute capital in two phases:

          Phase I: Party A contributes the first 3-year usage right of building facilities, equipments located at 39 Dragon Lake Road (equivalent to 3 million RMB); Party B contributes cash and air compressor parts (imported air-ends, equipments and others), equivalent to 7 million RMB. Both Parties agree to carry out the above within 3 months after receive JV company license.

     Phase II: Party A contribute the second 3-year usage right of building facilities, equipments locate at 39 Dragon Lake Road, equivalent to 3 million RMB; Party B contribute cash and parts (imported air-ends, equipments and others) Equivalent to 7 million RMB. Both parties agree above (Phase II contribution) within 2 years after receive JV company license.

     Article 13. When making contribution both Parties need to follow the time guideline, any Party may not using excuses to delay its contributions.

     Party B using US dollars to contribute amounts, must be converted at the National Foreign Exchange Bureau Rate for its foreign currency. Party A using the usage right of 39 Dragon Lake Road, must provide legal documents which to be confirmed by Party B.

     Article 14. Both Parties after contributed capitals, capital needs to be confirm by a Chinese CPA firm. JV company when receives Chinese CPA firm confirmation should forward such confirmation to government for reference.

     Article 15. Registered capital, total investment capital if adjusted need to send to governmental approval. During JV period, JV company cannot reduce its registered capital. Any party wishes to expand JV capital needs to approve by Board of Directors.

Either Party A or Party B wishes to transfer some JV equity to a third party, it should be approved by the other party of the JV company. If the other party does not response either indicating agrees with the transfer or disagrees with the transfer. After 30 days of notice, it is deemed agree by the other party. Each party has the first right of refusal of any transfer of equity.

JV equity transfer needs to be approved by the government before becomes effective.

     Article 16. After JV company starts, no party could mortgage JV company stocks, unless it is approved by the board.

Chapter 6 - Responsibilities of both Parties

     Article 17. When JV company starts operate, Party A will not produce screw compressors. Both Parties agreed that they will not use intangibles of each Party to contribute into JV company (i.e. goodwill, sales channel, distributorship rights of Sullivan Palatek in China, Hong Kong, and Taiwan). Party A and Party B, each is responsible for the following:

           Party A responsibilities:

           Following Article 12 and 13 to make capital contribution; Coordinate Chinese government for joint venture approval;

           Coordinate Party B to provide advises, services to JV company for importation of equipment and parts;

           Coordinating purchase of place transportation vehicle, telecommunication equipments, raw material for the JV company; Coordinating any other things for JV company

            Party B responsibilities:

            Following Article 12 and 13 to make capital contribution:

           Coordinate JV company to provide advises, services for purchase of equipment and parts overseas.

           Coordinating any other things for JV company

     If necessary expanses are spent for registration JV company, expenses after both company confirmation to be charged to the JV company.

     Party has the advanced to JV company of 300 thousand RMB in cash in November 2007 to renovate the facilities at 39 Dragon Lake Road. Starting November 2007, Party A is paying utility expenses for the facilities at 39 Dragon Lake Road. Both Parties agreed the utility bills will be reimbursed back to each party, or using the expenses as capital contributions.

Chapter 7 - Sales of Products

     Article 18. Products of JV company, should be sold in China if quality standard was matched. It is to use the exiting channel of Party A, or appoint Party A to sell JV products, so to increase JV products profit. Also JV company should sell directly to the market both inside China and outside china, so that the ultimately goal is 55% export, sell domestically 45% JV company products.

     Article 19. JV company encourages direct sales to market both inside China and outside China. If necessary, JV company can appoint the third party to sell of products.

Chapter 8 - Board of Directors

          Article 20. JV company starts its Board of Director when received the license.

     Article 21. The Board of Directors consists of 9 members, Party A assigns 3 members, Party B assigns 6 members. Chairman is recommended by Party B, vice Chairman is recommended by Party A; Both Chairman, vice Chairman, and Directors serve 3 years, if needed, they can re-appoint 3 more years.

     If any party needs to change its recommended directors, it should notify to government of such changes.

     Article 22. Board of Directors is the highest authority of JV company, which decides all major events of JV company.

The following major events must be approved by all Directors:

1.	Changes of by-law of JV company,

2.	Changes of registered JV capital,

3.	Any merger acquisitions of JV company,

4.	Dissolutions of JV company.

(See Sino-American Joint Venture Clause number 33)

The following major event must approved by 2/3 Directors:

1.	the annual budget of JV company

2.	distribution of profits of JV company

3.	increase capital or transfer capital of JV company

4.	mortgage asset of JV company

5.	mortgage stocks of JV company

6.	any related party transaction of JV company.

If any other events of JV company requires Board of Director approval, only over 50% of board member is required

     Article 23. Chairman of the Board is the legal person of JV company. If Chairman cannot carry out his duty, he can assign his duty to Vice Chairman or board of Directors. If Chairman did not assign his duty or cannot carry out his duty, the rest of the Board member can vote to assign a Director to carry out Chairman's duty.

     Article 24. Board of Directors have to meet at least once a year, Chairman is the person initiates such meeting. If 1/3 of directors proposed a meeting, Chairman should call of such meeting, a notice should be send including place, agenda, and the date of board of directors meeting. Such a meeting notice should be send 3 day in advance using letters, email, or telephone to all board members, all board of directors meeting must be kept in writing for future reference

     Article 25. Board of Directors meeting (including emergence meeting) must attend by at least 5 board members (including telephone conference) each board member has one voting right. Following Article 22, there must be majority vote in order to reach board resolution.

     Article 26. Both parties have responsibilities to send its Board members to attend Board meeting. If Board member cannot attend Board meeting, he can assign other to attend Board meeting.

     Article 27. Board member of JV company will not take any salary, fee. But during the Board meeting, JV company will pay for transportation expenses, and hotel expenses.

Chapter 9 - Management Structure

     Article 28. President of JV company is fully responsible for company's operation. President is responsible for company for daily operation, and responsible to Board of Directors. JV company has one President recommended by Party B, one Vice President by recommended Party A. both President and Vice President are hired by the Board for period of 3 years. President and Vice President can be reappointed by the Board.

     Article 29. The responsibility of President is to carry out the Board resolutions, organizes dally activities of JV company, executes the annual budget and the sales plan for the JV company. Vice President helps President's work.

     JV company can establish several departments, each department helps to carry out President's assignments.

         Article 30. Both President and Vice President must be serious of their duty

Chapter 10 - Leasing of Facilities and Purchase of Equipment

     Article 31. Party A is responsible to provide a production base, to be locate at 39 Dragon Lake Road, which has existing building facilities and the equipments.

1.	The land rental of the location needs to be paid by JV company. The price of the land rental should be the same as the existing land rental paid by Party A. If f any increase of land rental 39 Dragon Lake Road, such increase should be paid by Party A.

2.	For any reasons, not control by Party A and Party B which caused reduction of operations facilities, located at 39 Dragon Lake Road, Party A must compensate such loses to JV company in order to keep Party A ownership percentage. If Party A cannot compensate such loses, the Party A may force to reduce its equity ownership of JV company. (Some buildings locate at 39 Dragon Lake Road may be removed /demolished, see Appendix)

     Article 32. Any purchase of material, equipments, and transportation vehicle, and office material for JV company, should consider to purchase inside China.

     Article 33. IF party B is appointed by JV company to purchase material, equipment out side China, it should notify Party A to avoid any related party transaction.

Chapter 11 - Preparation and Construction

     Article 34. JV company will have an Organization Committee consist of 3 people, of which Party A sends 1 person, Party B sends 2 people.

     Article 35. the Organization Committee will be responsible for renovating of the facility, purchase equipment, material and preparing a budget to pay such renovation. All documents, charts , records must be all kept for future reference.

          Article 36. Organization Committee to seek tax rebates for JV company.

     Article 37. Organization Committee coordinates technical people to verify and inspect the quality of such renovation.

Chapter 12 - Labor management

     Article 38. When JV company hires, fires, transfers employees or decides their salaries, benefits, insurances, promotion, demotion, JV company must follows the Labor Law of People's Republic of China and related regulations. Board of Directors should develop a plan for JV company's labor union, such a plan should be recorded to the local government.

     Article 39. Board of Directors of JV company should decide the salary, benefits, insurances, and the travel expenses of senior management, recommended by Party A or Party B.

     Article 40. All employee of JV company, should follow the union laws of People's Republic China, to establish union and conduct union activities JV company must provide basic requirement for union activates. JV company must assign 2% of total employee salary to be used for union's meeting, office, benefit, culture, and sports activities. JV company's union will follow union rules to manage such expenses.

Chapter 13 - Finance, Audit, and Tax

     Article 41. JV company uses the accounting system of People's Republic of China, both parties A and Party B recommend its own financial people to be a candidates of accountant and the cashier, JV company decide who he will hire.

          Article 42. JV company uses RMB as its accounting unit.

     Article 43. JV company use January 1st as its beginning of the year, and use December 31st as the end of the year or it can be decided by the board of directors. All accounting record receipts, vouchers, and journal entry must be prepared in Chinese; if necessary it can be supplemented in English.

     Article 44. JV company needs to follow relate regulation to make reserves for its future development, employee benefits, and the reward. Such reserve can be distributed by the board of directors based on actual operating result of JV company.

     Article 45. JV company needs to hire Chinese CPA firm to audit, review its financial statements. The result must be summit to president and board of directors.

     If one party wishes to hire a CPA firm of another country to audit JV company financial statements, it must be approved by the board of directors. Such expenses must be paid by the ordering party.

     Article 46. During the first 3 months of each year, president of JV company must prepare budget including balance sheet, income statement, and the profit distribution plan, summit to board of directors for approval.

     Article 47. JV company should open bank accounts and the Bank of China, or any banks approved by Bank of China

          Article 48. JV company should balance its own cash.

          Article 49. JV company should supervise its employee to pay China taxes.

          Article 50. JV company should pay local tax and timely prepare tax return

          Article 51. JV company should insure its activities using Chinese insurance company

Chapter 15 - Liquidation of Joint Venture

     Article 53. JV Company dissolution will followed the Chinese laws and regulation, all assets after dissolution will distribute will back to both parties according to investment percentage

Chapter 16 - Modification and Dissolution of Contract

     Article 54. If any medication and dissolution of contract, must be proved must be by Party A and Party B in writing to government to approval. Then those changes can be effective.

          Article 55. For the following reasons, this contact can be terminated and dissolved

1.	Due to mother nature leading server loses

2.	Due to server loses JV Company cannot operate

3.	One Party violate this contact resulting this contract cannot carry forward

4.	Both Parties agree JV Company cannot reach business goal and there is no future for the company

     Dissolution of JV Company should be propose all the broad directors and Chinese government. If one board member does not show up over tow years the other party must notify directors in writing at least three times. If director still do not respond one party can apply the dissolution to the company

Chapter 17 - Penalty

     Article 56. Any party not contribute the capital on time will be violating to the contract. The other party can notified the party who did not contribute the capital must contribute the capital in three months. If over three months the capital still not contributed by the party who is not contribute the capital hive up all its right to the JV Company. The party who contribute will notified the they party who is not contribute the capital in writing and attachment Chinese CAP firm statement so that the party contributes the capital can find another company. If the party does not contribute the capital do not respond contribute the capital then the party did not contribute the capital has the liability to pay the all capital and the JV Company is to start the reorganization. Any party did not make the capital contribute 1% of penalty each month until the capital is fully paid.

     Article 57. Base on the friendly relationship between party A and party B should not violation the contract if the party did not pay the contribute will automatic to pay the capital for the contract.

Chapter 18 - Force Major

     Article 58. Due to major force which cost all major clauses of this contract cannot carry out. Both parties will discuss how to resolve of the JV Company operation.

Chapter 19 - Applicable Laws

          Article 59. This contact follows the laws of People of Republican of China.

Chapter 20 - Solution of Dispute

     Article 60. Any dispute of this contract should be settled on the friendly basis. If cannot be resolved the dispute, the Parties should summit paper for arbitration through the China International Arbitration Committee. The result of the arbitration the final, must be binding to both Parties.

          Article 61. All clauses of this contract need to carry out, except disputes under arbitration.

Chapter 21 - Effective of Contract and Others

     Article 62. This Sino-American is based on Chinese language if it is necessary it will be supplemented to English language.

          Article 63. All attachments and exhibits following of this contract is party of this contract.

     Article 64. This contract and its attachments after both Parties signature by Liuzhou Bureau for effective. This contract has four copies, each Party keep one copy, Approving Department has one copy, and Business Bureau keep one copy.

     Article 65. If any party uses telegram and email for sending notices, another party should follow up to the letter in the writing. The following address and recipient are the legal address for sending the notice to each party for the JV Company. If changes are made must notified another party.

Party A: Address: 94 Chen Zhen Liuzhou City Recipient: Wu Yang E-mail: LEk@liuerkong.com

Party B:

Address: 720 Third Ave Suite 1611, Seattle WA 98104 USA

Recipient: Dickson Lee

E-mail: dixlnl@msn.com

Party A: LEK Legal Person: Wu Yang Party B: L&L Financial Holdings, Inc Legal person: Dickson V Lee Signature Date: 1/18/2008

APPENDIX :

     1. As Party A provides usage right of building, equipments, and facilities located at 39 Dragon Lake Road, for the JV Company operation basis (excluding the of the relative land to the year 2015). Before this contract is signed the Liuzhou city government notified Party A, that government is to expend the Dragon Lake Road, so the office area (four stories) and demonstration room (two stories) approx. 1,970 sq meters, has been planned for city demolition. As a result, the facilities provided by Party A at 39 Dragon Lake Road, if demolished based on city plan, will be left only to 12,338 sq meters. (Detail will be provided by actual measurement) with mainly factories left to use by JV company. Thus, when the JV Company is established, Party B must use the American investment role to negotiate with city government, to slow down demolition of the said building. If the demolition starts, it will cost negative image of JV company. Therefore,

          1) If two building were demolished, Party A needs to put in compensations in order to keep its equities in the JV Company. If the party A cannot compensate such loses, Party A may force to reduce its equalities in the JV Company.

     2) To insure to smooth the JV Company, both Parties agree to seek new land( 40 to 100 hectors) nearby . New land purchasing price can be advanced by Party B first, and then settle it with JV Company. Both Parties agree to move to this newly purchased location.

     2. To ensure the quality JV Company products, Party B has contracted Sullivan Palatek to seek technical cooperation. SP has sent Mr. Harry Skoczek on 12/3/2007 to LSP to understand JV status for 10 days. SP has agreed in principle to provide its air-ends at costs, and provide quality services to JV company and becomes a partner of the JV Company.

     After JV Company is established both Parties agree to invite SP to become the shareholder of the JV Company. Each party is to reduce its equity percentage to accommodate SP. This is to ensure the quality and competitiveness of the JV Company, to become the leader of Air Compressor industry in China.

Party A: LEK /S/ Legal Person: Wu Yang

Party B: L&L Financial Holdings, Inc /s/ Legal Person: Dickson V Lee