Form 10-K
period 2008-04-30
L & L INTERNATIONAL HOLDINGS, INC
filed 2008-08-14
CIK 1137083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 --------------------------- FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended APRIL 30, 2008

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32505

L & L INTERNATIONAL HOLDINGS, INC.
(Exact name of small Business Issuer as specified in its charter)

        NEVADA                                              90-2103949

(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)        Identification Number)

130 Andover Park East, Suite 101, Seattle, WA 98188
---------------------------------------------------------------------
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (206) 264-8065

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.001 par value (Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Registrant’s revenues for most recent fiscal year ended April 30, 2008 were $32,091,290.

As of April 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant: No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2008 there were 21,059,714 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [ ]	No [X]

When we use the terms "we," "us," "our," "L & L" and "the Company," we mean L & L INTERNATIONAL HOLDINGS, INC., a Nevada corporation, and its subsidiaries.

This report contains forward-looking statements that involve risks and uncertainties. Please see the sections entitled "Forward-Looking Statements" and "Risk Factors" below for important information to consider when evaluating such

PART I

Item 1. Business

L & L International Holdings, Inc. (“L & L”, or the “Company”) is a thirteen years old company, started its operations in 1995. The Company, incorporated in Nevada State, is based in Seattle. L&L focuses on energy (coal) related business in China. Its energy (coal) related operations generate majority income, are conducted via its wholly controlled KMC subsidiary (KunMing Coal), located in Yunnan, a coal rich province of China. The Company also has two power (air compressors) operations in China, which contributed minority sales and profit. These two air compressors entities are LEK subsidiary (LiuErKong, 80.4% controlled subsidiary) and LSP subsidiary (LSP Technologies, Inc. 70% equity owned). Effective in May 2008, the Company acquired two operating coal mines (DaPuAn Mine, and Su Tsong Mine) with substantial income and profit in Yunnan coal rich region of China. See Subsequent Event below. In addition, the Company is developing strategic relationship with Japan coal strategic partner and plans to conduct business outside China, arbitraging price discrepancies in the international coal related markets.

The Company’s common stock is listed on the OTC-BB exchange in the Untied States under the trading symbol -“LLFH” in January of 2008. L&L intends to raise fund so to acquire and expand energy operations in the future. See Subsequent Event for L&L stock (symbol -LLFH) stated trading with an opening price of $2.50 per share on 8/4/2008.

The Company recruits professional accountants, engineers, advisors and assigns them to China to improve operations. Using bilingual skills, American management philosophy, and US accounting knowledge, the Company is to aggressively grow in China’s energy industry. The Company also identified an American strategic partner to provide US synergy to accelerate its growth.

AVAILABLE INFORMATION

The Company files annual, quarterly and special reports, and other information with the Securities and Exchange Commission (the SEC). L&L SEC filings are available to the public via the SEC web site at http://www.sec.gov.

History of the Company

The Company has 13 years of operating history, started as a financial consulting firm in 1995, then gradually became an energy operator in the coal related business in China. In 1995, the Company began operations to provide corporate financial consulting, under the name of Lee & Lam Financial Consultants, Ltd. In 1997, the Company expanded operations into China and purchased an office in Shenzhen City, as its operational center in China. In 1998, the Company assisted Chinese entities to list shares on the US capital markets. In 1999, the Company's founder was appointed as a judicial member of the Insider Dealing Tribunal of Hong Kong conducting judicial inquiries on companies may violate the Insider Dealing Ordinance of Hong Kong. In 2000, L&L shifted its focus from consulting to acquire and operate established operations in China. In 2001, L & L became a SEC public reporting company in the US. In 2002, the Company together with the China Development Institute (CDI), a China think-tank, began its acquisition projects. To gain hands-on experience, in the same year, L&L acquired a minority equity of a computer software company in Chen-Do City, China. During 2002, the Company was appointed as an Economic Advisor of the municipal government of Tong Shan City. In 2004 and 2005, L&L acquired total 60.4% equity interest of an air compressor company, LEK in LiuZhou. In 2005, the Company invited Mr. J. Borich, a former American diplomat and ex-US Consul General at Shanghai, as a Board Member. In 2006, L&L invited Dr. Art Chan, PhD of MIT, a former G.E. executive as a Technology Advisor. To ensure growth, L&L Board of Directors in 2006 elected Mr. Paul W. Lee as Chairman and Ms. Shirley Kiang MBA as Vice Chairperson. In 2004, L&L acquired 60.4% equity of LEK air-compressor operations. Effective in 2/2008, another 20% control of LEK was assigned by minority shareholder to L&L. In 2006, L&L acquired 60% equity of KMC coal (energy) operations. In 2007, the 40% remaining equity of KMC was assigned by minority shareholder to L&L. In 2007, the Company started to expand coal operations and entered negotiations to acquire a new, large (900,000 tons in capacity) coking facility, making coke for steel mills. To provide analytical support, L&L recruited three (3) financial analysts in Seattle in 2007. In January 2008, the Company expands KMC operations injecting additional capital and prepared its own coal mining operation (Tian-Ri Coal Mine), in addition to the existing coal wholesale business. L&L appointed Mr. Dickson Lee MBA, CPA, as Chairman of its KMC energy subsidiary in January of 2008. For more information, please see prior SEC filings and visit the Company’s website at www.lnlinternational.com.

The Company Corporate Structure

The Company is headquartered at Seattle, Washington. It has two operating divisions: 1) the energy division consisting of KMC Inc. (Kunming Coal), and 2) the air compressor division consisting of LEK (Liuerkong) land LSP Inc. During the fiscal year ended on April 30, 2008, the operation of the energy (coal) division located at Kunming City, Yunnan Province of China, has increased significantly driving the sales upward to approximately $32 million as compared to $19 million in the same period last year. As a result of the strong growth in coal business, the energy division now represents approx. 73% of total L&L total income for the year ended April 30, 2008. See Sales Segment information below. To secure additional growth, L&L in May of 2008 acquired major (60%) equity control of two (2) operating coal mines (DaPuAn and SuTsong) in Yunnan, China The acquisition is to expand the Registrant’s sale and would double L&L profit margins in the next 12 month if properly executed, as the existing KMC wholesale operations having relative low margin in the coal wholesaler business. To focuses on energy (coal) operations, L&L plans to spin off its air compressor operation located in LiuZhou, China, from its corporate structure in the future. The Registrant has a Shenzhen office, adjacent to Hong Kong, to increase supervise and control of its China operations. In the future, L&L may revaluate its business strategy and spin off non-core operations, such as the air compressor business.

Acquisitions and Dispositions of Business Entities in China

The Company performs quantitative, financial reviews to determine its acquisition and disposition strategy. With its management’s bilingual managers, and China-in-Country experience developed over the past 13 years, the Company communicates well with Chinese business communities to acquire and develop profitable energy operations to ensure growth.

Historically, starting in 2002, the Company invested certain Chinese private business on small scale, to gain hands-on knowledge of operating in China. In 2004, 2005 and 2008, L & L, via purchases and an assignment controlled 80.4% equity interest of LEK air compressor subsidiary in Liuzhou, China. Detailed LEK transactions refer to the SEC filings made in 2004. L&L acquired KMC coal (energy) subsidiary in 2006. KMC conducts coal consolidation and has been in coal wholesale business for the past 12 years. KMC has 5 long term coal supplying agreements with local coal mines, owns 10% equity of a coal mine with approx. sixty (60) employees. As of April 30, 2008, L&L controls 100% of KMC interest. Detailed acquisition is available at the SEC website. China lack of petroleum, coal represents 71% of China energy source in 2008. Effective in May of 2008, the Company acquired two operating coal mines (DaPuAn Mine, and SuTsong Mine). See Subsequent Event below. The Company is to continue acquire profitable energy (coal) related operations and dispose low margin business in the future.

Item 1A. RISK FACTORS

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

4.	Uncertainty of exchange rate of Chinese Currency (RMB) to the US Dollars

Currently, the Chinese RMB currency is set at a fixed rate against the US dollars and other foreign currencies. RMB is not freely exchanged in the global markets. The Chinese currency is considered by many to be under valued against other foreign currencies, and the US dollars. The Chinese RMB thus may appreciate against the US dollars. RMB value has increased since the summer of 2005, and the trend of further appreciation of RMB against US dollars continues in 2008. When and if the Chinese Government allows a floating exchange rate, it is expected the RMB will appreciate more in its value. The United States has requested that China allow its currency exchange rate to float freely. Implications of currency fluctuation may or may not be favorable to the Company and its investments in China.

5.	Reliance upon Key Management

The future success of L & L’s investments in China is dependent on the Company’s management team, including Paul W. Lee, Company’s Chairman and its other team of Chinese America professionals, advisors, who speak the languages, understands culture differences, legal, and US business practices.

If one or more of the Company’s key personnel are unable or unwilling to continue in their present positions, the Company may not be able to easily replace them, and may incur additional expenses to recruit and train new personnel. The Company’s business could be severely disrupted and its financial condition and results of operations could be materially and adversely affected. Furthermore, since the industries the Company invests in are characterized by high demand and intense competition for talent, the Company may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future. The Company cannot assure its investors that it will be able to attract or retain the key personnel needed to achieve our business objectives. Furthermore, the Company does not maintain key-man life insurance for any of its key personnel. Currently, most executives and managers are covered by a one-year term accident insurance policy in China, paid by the Company.

6.	Some Director and Officers may reside outside United States

Because the diversity of the Company's directors and officers who may reside both inside and outside of the United States, it may be difficult for investors to enforce his or her rights against them or enforce United States court judgments against them if they live outside the US. After the consummation of the KMC, LEK and LSP acquisitions, most of the Company's assets are located in China, outside of the United States. The Company will continue to acquire other entities in China in the future. It may therefore be difficult for investors in the United States to enforce their legal rights, to affect service of process upon the Company's directors or officers, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of the Company's directors and officers under Federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws.

7.	Insurance Coverage in China

Despite the assets are generally insured, the Company has a very limited business insurance coverage in China. The insurance industry in China is still at an early stage of development. In particular, insurance companies in China offer limited business insurance products. As a result, the executives and managers of the Company only have limited one-year accident insurance coverage. No other business liability or disruption insurance coverage is available for the Company's operations in China, nor for KMC, LEK and LSP subsidiaries in China. Any business disruption, industrial accidents in coal related operations, litigation or natural disaster might result in substantial costs and the diversion of resources.

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

Moreover, the Registrant is aware that the PRC State Administration of Foreign Exchange ("SAFE") SAFE on October 21, 2005 issued a new circular ("Circular 75"), effective November 1, 2005, which supersedes Circular 11 and Circular 29 ceased to be implemented. SAFE also issued a news release about the issuance of its Circular 75 to make it clear that China’s national policies encourage the efforts by Chinese private companies and high technology companies to obtain offshore financing. Circular 75 confirm that the uses of offshore special purpose vehicles (“SPV”) as holding companies for PRC investments are permitted as long as proper foreign exchange registrations are made with SAFE. In addition, as China starts to develop its legal system, additional legal, administrative, and regulatory rules and regulations become available on a on-going basis, which the registrant may subject to comply in China.

Neither the Registrant nor the Chinese shareholders of LEK, KMC from whom the Registrant acquired shares of LEK, KMC have made registration with SAFE in connection with the LEK, KMC transactions. While it is unclear to what extent the regulations is applied to the Registrant, the Registrant believes that Circular 75 or other related Circular, or regulations may likely be further clarified by SAFE, in writing or through oral comments by officials from SAFE, or through implementation by SAFE in connection with actual transactions.

9.	Risks Associated with the Company’s Business Strategy Contemplating Growth may need more capital

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

10.	The Company Acquisition Strategy May Result In Dilution To Its Stockholders

The Company business strategy calls for strategic acquisition of other businesses. In connection with the acquisition of LEK and KMC, the Company issued 1,708,283 common shares and 485,592 common shares respectively, as consideration for these two purchases. It is anticipated that future acquisitions will require cash and issuances of our capital stock, including our common stock, warrants or convertible bonds in the future. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing from either the public sector, or private financing. Equity financing would result in dilution for our then current stockholders. Stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our stockholders at the time(s) of these stock issuances and financings. Availability of significant amounts of our common stock for sale could adversely affect its market price.

As of April 30, 2008, there were approximately 21,059,714 shares of our common stock outstanding with certain amount of warrants issued. Please refer to the Statement of Shareholders Equity for details.

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

We also expect these developments in additional to the existing securities rules and regulation to make it more difficult and more expensive for the Company to attract and retain additional members of the board of Directors (both independent and regular ones), and additional executive officers especially a recruitment of a full time CFO. In the worst case, at the expenses of increasing securities laws and regulations, the Company may not be able to continue to maintain its status as a US public company, and may need to seek listing in a market outside the United States, such as Hong Kong Stock Exchange among others foreign exchanges .

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties As of April 30, 2008,

1)	The KMC subsidiary leases 3,800 sq ft office, located at Yunnan University Science & Technology Building, 59 Science-Medicine Road, Kunming. The office is used as the operational center of the energy operations.

2)	The KMC owns 80% of a coal mine exploration right (Tian-Ri Coal Mine), located in Yunnan. The mine covers approx. 2 sq miles in size.

3)	The LEK subsidiary with its assemble facilities and a warehouse (approx. 100,700 sq ft), is located at 94 Chen Zan Road Liuzhou, China LEK subsidiary also owns three sales offices located at: a) Suite 403 & 404, Guichen Haisan Road, Nahai City, Guangdong, China (approx. 1,400 sq ft); b) Suite #1, Guichen Haisan Road, Nahai City, Guangdong, China. (approx. 2,005 sq ft); and c) Room 102, Pujian Road, Shanghai, China office (approx. 1,650 sq ft).

4)	The LSP subsidiary owns the 6- year usage right of the property located at 39 Dragon Lake Road, Liuzhou, China. The area is about 50 hectors with approx. 60,000 sq ft of assemble and storage area, and approx. 8,000 sq ft of office and demo room.

5)	Seattle office leases its office space (approx. 2,072 sq ft) located at 130 Andover Park East, Suite 101, Seattle, WA 98188. It is an operating lease expires on 9/30/2010.

6)	The Company owns an office property (approximately 1,600 sq ft) located at Suite 2503, United Plaza, Shenzhen, China, which is about one hour by car from the Hong Kong Airport.

7)	The Company also occupies an apartment (approx 2,700 sq ft) at Silver Valley of Shenzhen, under a short term operating lease. This space serves as marketing and operational center of the Company, the lease is to be terminated in July 2008.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

As of April 30, 2008, the Company common shares are publicly listed on the OTC-BB (trading symbol – “LLFH”). LLFH stock started trading with an opening price of $2.50 per share on 8/4/2008. See Subsequent Event for details. When the Company meets the requirements, the Board of Directors approved to upgrade LLFH stock trading from OTC-BB to NADSAQ. In order to do so, the Registrant is establishing Independent Board of Directors, and Audit Committee, Compensation Committee, and Governance (Nomination) Committee, as well as other corporate governance standards, in order to meet one of the NASDAQ listing requirements. It is understood, LLFH needs to be traded at $4.00 bid for certain period, among other requirements to be eligible for a application of NASDAQ. Other market related strategies are being discussed, including changed the Company’s name to L&L International Holdings, Inc. to better reflect its international operations. See Subsequent Event.

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

Sales of Securities

During the fiscal year ended April 30, 2008, the Company relying on Reg. D exemption sells it securities and accepted existing shareholders’ warrant conversion of 638,362 shares, with the amount of $508,250. The purchases of new shares are in small amount from the Company’s Advisors. As some warrants expire in August 2008, un-converted warrants are to be reduced accordingly. See Warrant disclosure and a warrant table below, for details.

Three (new) to One (old) Split of the Company’s securities in 2004.

Historically, in 2004, L & L made a three (new) for one (old) split of its securities. Total units of warrants issued were also increased in 2004 accordingly. The Company does not have any other securities split since 2004.

Status of Equity Securities

The Registrant has three kinds of securities, preferred stock, common stock, and warrants at the present time. As of April 30, 2008, the Company has authorized preferred shares of 2.5 million. None of the preferred shares are issued and outstanding. The Company authorized common shares are 120 million, with 21,059,714 shares issued and outstanding. (See below for details). There are 9.1 million warrants authorized. Five different kinds of warrants, labeled from Warrant A to Warrant E. are issued and outstanding. See below for details.

Item 6. Selected Financial Data

N/A.

Item 7. Management's Discussion and Analysis or Plan of Operation

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

Plan of Operation

As China does not substantial petroleum or natural gas reserves, different from that of the US, 71% of China energy is relying on coal. As China economy continues coal grow at high speed, supply of coal cannot meet the demand, thus drives coal prices upward in the recent years. This continuing demand of coal provides a leading, competitive edge for L&L energy operations, which is based on the coal rich region of Yunnan Province in the southwestern area of China. Yunnan’s strong infrastructure demands large quantities of steel, coke, and coal supplies in the next 3 years. As a result, the Company plans to expand its energy business via M&A existing operation to following government’s oligopoly policy that is to aim to eliminate many small inefficient coal mines, to increase operational efficiency and safety standards. L&L is the US company, public listed in the US and is known to have organizational skills which most of the local small China miners do not have. To ensure the Registrant growth momentum, L&L is investing its time and resource to develop strategic relationship with some large Japanese coal trading corporations, not only to learn Japan coal operating standards but also to take advantage of price differences of coal and cokes between the (higher) international markets, and (lower) China domestic markets, following the Registrant international operation policy.

Using its KMC coal operation as a platform, the Company recently acquired 2 coal mines (DaPuAn Mine and SuTsong Mine) which L&L owns 60% majority equity of the profitable operations effective on 5/1/2008. See Subsequent Events for details. The Company has entered 3 MOUs to acquire other energy related, profitable entities in Yunnan Province as of 4/30/2008 following its policy to continuously acquire and expand other profitable energy entities in China and Mongolia and other parts of the world. The Company seeks institutions capital funding to increase its business competitive advantages and fund the acquisitions. The Company to mitigate risks, by registration of KMC and LSP investments with the Chinese government, and by recruiting experienced managers to join in as executives, when its financial resources become feasible.

Results of Operations

1) During the current fiscal year ended on April 30 2008, the Company sales increased of approx. 69% to $32,091,290 as compared to the prior year sales of $19,005,995. This sales increase was mainly due to KMC sales increase of coal operations incurred during the current year. As of 4/30/2008, coal sales represent approx. 73% of L&L total sales, increased from approx 50% from the prior year ended on 4/30/2007.

2) During the current year ended on April 30, 2008, Company profit increased approx. 15% to $1,500,349 as compared to the prior year of $1,302,062. This smaller (15%) increased of profit as compared to 69% sales increase in the current year was due to the nature of KMC high cost of the wholesale business. As coal prices are in an upward trend, business transactions demand cash payments to keep the inflationary pressure. During the current year ended 4/30/2008, KMC has not received cash injection to relieve added cash pressure, thus incurred higher than expected costs conducting cash based coal business. When the Company started raising capital from the public capital market, the profit margin would improve in future KMC operations.

3) As of April 30, 2008, the Company controls 100% of KMC operations and 80.4% of LEK operations. The Company's consolidated financial statements prepared in accordance with the US generally accepted accounting principles (US GAAP)., had removed minority interests from the profit belonging to the minority shareholders of LEK, which are 19.6%, from the Company’s net profit. Consequently, the Company consolidated results of operations appear to have a much lower profit margin than had the Company could reflect the entire operation profit as its bottom line. To reflect its true results of operation and improve its profit, the Company intents to acquire the entire equity of LEK when it is feasible to do so.

Total Revenue:

The Company recorded revenue of $32,091,290 for the year ended April 30, 2008, comparing to $19,005,995 for the year ended April 30, 2007. The increase of $13,085,295 (or of 69%) for the year ended on April 30, 2008 was a result of KMC operation which contributed over $23 million of sales in the current period. See Sales Segment Analysis, below for details.

Total Operating expenses:

Total operating expense of $2,751,308 incurred in the current year ended April 30, 2008, representing a decrease of $699,920 (or 20%) as compared to $3,451,228 over the same 12 months of 2007. The decrease of total operating expenses is mainly due to the capitalization of LSP new air compressor facility and factory of $427,608 in third quarter ended 1/31/2008.

Interest expenses:

Interest expenses of $264,280 for the current year ended April 30, 2008 represented an increase of $43,536 (or 20%) from $220,744 of the prior year ended in April 30, 2007. The increase reflected increasing bank loans of LEK and KMC subsidiaries during the year, reflecting sales activities increase.

Minority Interest:

Minority interest for the current year ended of April 30 , 2008 is $459,750, which is lower than the minority interest of the same period of 2007 ($1,128,831). The decrease of minority interest of $669,081(59%) is due to KMC 40% control assignment to the company, incurred in the second quarter ending October 31, 2007, and LEK 20% assignment of control to the company incurred in the fourth quarter ended April 30, 2008.

Net Income:

Income increased by $205,831 (or 17%) to $1,400,010 during the current year, comparing to net income of $1,194,179 for the same period of 2007, as a result of KMC coal sales increase during the current year.

Change in Liquidity and Capital Resources:

The following factors affected the Company’s liquidity status and capital resources:

From the operating activities: In the current year, net cash provided by the Company operating activities was $485,512 during the current year ended April 30, 2008. While in the last year, cash was used (instead of providing cash) of $528,381. By comparing the two years, it shows an improvement of using ‘less cash” of $1,013,893 (or 192%) during the current year. The cash improvement incurred during the current year is due to combined effects of an increase of the current year operating profit of both LEK and KMC operations by $205,831, increase of customer deposit by $1,561,044; and decrease of account payable of $1,542,655. The Company's operating cash flow is highly dependent upon its ability to bill for the LEK and KMC sales and collect these LEK and KMC billings in a timely manner.

Investing activities: Net Cash used in investing activities was $14,832 during the current period ended on April 30, 2008, while $421,554 was generated in the same period in 2007. The decrease of net cash provided of $436,386 (or -104%) was due to the disposal of property and equipment and cash from KMC subsidiary at the prior year, and change in investment.

Financing activities: Net cash used in financing activities was $32,042 for the current year ended April 30, 2008, while $222,764 was used for the same period in 2007. The decrease of cash $190,722 (or 86%) was due to large shareholders converted their warrants into L&L shares in 2007.

The current assets of the Company were $20,725,183 and $19,069,947 for the current year ended on April 30, 2008, and for the prior year ended on April 30, 2007, respectively. The increase in current assets of $1,655,236 (or 9%) was primarily the increase of prepayment and other receivable of $760,790 as coal business of KMC is hot thus can ask for cash prepayment, increase of inventory of $845,864, to due increase of coal operations, and increase of cash of $431,094.

Current liabilities were $9,124,830 and $10,709,594 for the current year ended on April 30, 2008, and the prior year ended on April 30, 2007 respectively. The current liabilities decreased $1,584,764 (approx. 15%) comparing to the last year, primarily due to the decrease of accounts payable of $1,542,655 in the current year.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

The Company's current ratio is improved to 2.27 as of April 30, 2008, as compared to 1.78 in the fiscal year ended on April 30, 2007. The current ratio is current assets divided by current liabilities. The ratio is used to determine the Company's ability to pay its short-term liabilities. As a general rule, the higher the current ratio, the more likely the Company will be able to pay its short-term bills.

Critical Accounting Policies and Estimates

The company prepares its Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S. In doing so, the company has to make estimates and assumptions based on the U. S. generally accepted accounting principles (“US GAAP”). Many of our estimates and assumptions involved in the application of GAAP may have a material impact on reported financial condition, and operation performance and on the comparability of such reported information over different reporting periods. The nature of the estimates or assumptions is material due to the levels of subjectivity and judgment, necessary to account for highly uncertain matters of the susceptibility of such matters to changes; and the impact of the estimates and assumptions on financial condition or operation performance may be material. The reason the uncertainties involved in may be that there is an uncertainty attached to the estimated or assumption, or it just may be difficult to measure or value.

As the assumptions for specific sensitivity may change as a result of other possible outcome, that these estimates/assumptions may changed in the future and may affect our reported amounts of assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities.

The Company’s internal control over financial reporting includes those policies and procedures that:

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

The Company follows SFAS 123R and Emerging Issues Task Force (“EITF”) Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under SFAS 123R, stock compensation is based on the fair value of such instruments. The Company made additional disclosure on Note 22: Employee Stock Option Plan.

a) Pro Forma Net Income and Earning Per Share:

Under SFAS 123, the Company's net earnings, and earning per share are adjusted to the pro forma amounts for the years ended April 30, 2008, and 2007, as follows:

(Per $ thousand)	Twelve months period ended
	4/30/2008	4/30/2007
Net income - as reported	$1,500	$1,302
Stock-Based employee compensation
Expense included in reported net income, net of tax
Total stock-based employee compensation expense
determined, under fair- value-based method for
all rewards, net of tax

Pro forma net profit	$1,500	$1,302

The fair value of the options granted in the year ended April 30, 2008 was determined based on the minimum value method. That calculation assumed no dividends, 5 year lives and risk free interest rate of 3.25% .

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the years ended April 30, 2008 and 2007.

Recently Issued Accounting Standards – In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123R is effective for the first interim or annual reporting period of the Company’s first fiscal year beginning on or after December 15, 2005. The adoption of SFAS No. 123R is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153 “Exchange of Non-Monetary Assets – an Amendment of APB Opinion No. 29” to amend APB No. 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s financial position or results of operations.

In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods’ financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

SFAS 155 – ‘Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140’

This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

This Statement:
a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB
Statement No. 133
c.	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation
d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
e.	Amends FASB Statement No.140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

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

SFAS 156 – ‘Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140’

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

Contractual Obligations

During the year ended April 30, 2008, the contractual obligations are as follows:

1) A new, operational sub-lease of L&L Seattle office located at 130 Andover Park East, Suite 101, Seattle WA 98188 was entered on April 1, 2008. Lease will be terminated on September 30, 2010. The monthly office lease is $2,762.67, with a security deposit of $2,762.67. 2) An operational lease for our China operation is located in Silver Valley, ShenZhen City, China which started in 2007. The monthly lease payment is approx. $2,000. Lease expires in July 2008, and it will not be renewed. 3) A lease of L&L energy operational center located at 5th floor, Unida Bldg,, Kunming, Yunnan was entered in 2007 for a period of one and half years expires in December 2008. The entire lease is not renewable with approx $6,000 payment for the entire lease , made in advance in 2007.

     The rent expense for the past years ended April 30, 2008 and 2007 were in the amounts of approx. $48,735 and approx. $48,735 respectively. Please see NOTE 21. COMMITMENTS AND CONTINGENCIES on page 31 for disclosure.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8. Financial Statements and Supplementary Data JASPERS + HALL, PC CERTIFIED PUBLIC ACCOUNTANTS 9175 E. Kenyon Avenue, Suite 100 Denver, CO 80237 303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors L & L International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of L & L International Holdings, Inc. and subsidiaries as of April 30, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of L & L International Holdings, Inc. and subsidiaries as of April 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Jaspers + Hall, PC Denver, Colorado July 28, 2008

L & L INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of year ended April 30, 2008 and 2007

	4/30/2008	4/30/2007
ASSETS
CURRENT ASSETS:
Cash	$ 1,316,323	$ 885,229
Accounts receivable	8,149,183	8,006,748
Bad debt provision - AR	(1,544,491)	(1,360,440)
Notes Receivable	78,356	350,551
Prepayments and other receivable	8,865,790	8,105,000
Inventories	4,043,284	3,197,420
Provision of inventories - obsolesce	(183,262)	(114,561)

Total current assets	20,725,183	19,069,947

PROPERTY AND EQUIPMENT, net	2,547,471	2,585,989
GOODWILL	1,591,704	1,591,704
LOAN FROM BUSINESS ASSOCIATES	4,313,071	4,313,071
INVESTMENTS	479,434	464,602

Total long term assets	8,931,680	8,955,366

TOTAL ASSETS	$ 29,656,863	$ 28,025,313

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 1,292,634	$ 2,835,289
Accrued and other liabilities	935,672	1,401,541
Taxes payable	3,563,809	3,836,301
Customer deposits	1,058,285	713,386
Bank loan and bank line of credit	2,274,430	1,923,077

Total current liabilities	9,124,830	10,709,594

MINORITY INTEREST	7,868,355	6,919,257

STOCKHOLDER'S EQUITY:

Preferred stock, no par value, 2,500,000 shares
authorized, none issued and outstanding	0	0
Common stock, $0.001 par value, 120,000,000 shares authorized and 21,059,714 and 19,273,248 shares issued and outstanding on
April 30, 2008 and 2007 respectively	21,060	19,273
Paid-in Capital	9,978,810	9,147,847
Deferred stock compensation	(105,667)	(147,667)
Foreign currency translation	100,339	107,883
Retained Earnings	2,669,136	1,269,126

Total stockholders' equity	12,663,678	10,396,462

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 29,656,863	$ 28,025,313

The accompanying notes are an integral part of these consolidated financial statements

L & L INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended April 30, 2008, 2007 and 2006

	4/30/2008	4/30/2007	4/30/2006

REVENUES
Sales	$32,091,290	$19,005,995	$13,076,143
Consulting Income	0	0	20,000

TOTAL REVENUES	32,091,290	19,005,995	13,096,143

Cost of Goods Sold	27,571,907	15,113,473	9,249,202
Consulting Expenses	30,908	78,189	95,006

Total Cost of sales	27,602,815	15,191,662	9,344,208

Gross profit	4,488,475	3,814,333	3,751,935

OPERATING COSTS AND EXPENSES:
Personnel costs	1,208,524	283,967	1,521,460
Selling / General and administrative expenses	1,542,784	3,167,261	1,789,078

Total operating expenses	2,751,308	3,451,228	3,310,538

OTHER EXPENSES/(INCOME):
Interest Expense / (income)	264,280	220,744	35,117
Other Expenses / (income)	(948,742)	(3,237,978)	(1,092,465)

Total other expenses/(income)	(684,462)	(3,017,234)	(1,057,348)

INCOME/(LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST	2,421,629	3,380,339	1,498,745
LESS PROVISION FOR INCOME TAXES	561,869	1,057,329	98,253

INCOME BEFORE MINORITY INTEREST	1,859,760	2,323,010	1,400,492
LESS: MINORITY INTEREST IN CONSOLIDATED
SUBSIDIARIES	459,750	1,128,831	853,532

NET INCOME	1,400,010	1,194,179	546,960

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	100,339	107,883	135,860

Total other comprehensive income	100,339	107,883	135,860

COMPREHENSIVE INCOME	$1,500,349	$1,302,062	$682,820

NET INCOME PER COMMON SHARE – basic	0.072	0.068	0.030

NET INCOME PER COMMON SHARE – diluted	0.071	0.066	0.030

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – basic	20,854,212	19,273,248	18,486,601

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – diluted, under treasury stock method	21,255210	19,684,988	19,024,968

The accompanying notes are an integral part of these consolidated financial statements

L&L INTERNATIONAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED April 30, 2008, 2007 and 2006

	Year	Year	Year
	2008	2007	2,006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,400,010	$1,194,179	$ 546,960
Adjustments to reconcile net income to net cash
Add: Minority interest income	949,098	1,128,831	853,532
Provided by (used in) operating activities:
Depreciation and amortization	38,518	203,395	200,642
Amortization for deferred compensation	42,000	41,000	21,333
Provision of inventories - obso	68,701	(36,849)	(719,805)
Provision for AR	184,051	(38,328)	406,999
Changes in assets and liabilities (net of business acquisition):
Accounts receivable	(142,435)	(856,561)	(1,297,055)
Note receivable	272,195	(348,054)	64,517
Inventory	(845,864)	176,027	1,258,934
Prepaid and other assets	(760,790)	(3,501,997)	(2,761,385)
Accounts payable	(1,542,655)	455,094	(1,544,743)
Customer Deposit	1,561,044	0	0
Accrued liabilities and other liabilities	(465,869)	169,819	(29,024)
Taxes payable	(272,492)	885,062	884,312

Net cash (used in)/provided by operating activities	485,512	(528,381)	(2,114,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal property and equipment	0	120,359	694,366
Cash from subsidiary-KMC	0	301,195	0
Change in investments	(14,832)	0	0

Net cash (used in)/provided by investing activities	(14,832)	421,554	694,366

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales and subscriptions(net)	832,750	382,249	69,598
Net borrowings/ repayments on bank line of credit	(864,792)	(605,013)	467,997

Net cash (used in)/provided by financing activities	(32,042)	(222,764)	537,595

FOREIGN CURRENCY TRANSLATION	(7,544)	(27,977)	146,948

INCREASE IN CASH	431,094	(357,568)	(735,874)

CASH, BEGINNING OF YEAR	885,229	1,242,797	1,978,671

CASH, END OF PERIOD	$1,316,323	$885,229	$ 1,242,797

The accompanying notes are an integral part of these consolidated financial statements

L&L International Holdings, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the year ended April 30, 2006, 2007 and 2008

				Additional			Foreign
		Common Stock		Paid-in	Deferred	Retained	Currency

		Shares	Amount	Capital	Compensation	Earnings	Translation	Total

Balance	4/30/2005	18,227,559	$18,228	$6,926,178	($80,000)	$412,221	($11,088)	$7,265,539
Issuance of common stock for cash		23,999	24	69,574				$69,598
Issuance of common stock for LEK acquisition
		265,859	266	797,311				$797,577
Issuance of common stock for service		138,334	138	384,598				$384,736
Deferred compensation for service					(100,000)			(100,000)
Amortization of deferred compensation					21,333			$21,333
Foreign currency Translation adjustment							146,948	$146,948
Net profit						546,960		$546,960

Balance	4/30/2006	18,655,751	$18,656	$8,177,661	($158,667)	$74,947	$135,860	$9,132,691

Issuance of common stock for cash to advisors		4,615	5	14,995				$15,000
Warrants converted to shares		452,101	452	366,797				$367,249
Issuance of common stock for KMC acquisition		485,592	485	1,577,688				$1,578,173
Issuance of common stock for service		10,500	10	31,616	(30,000)			$1,626
Deferred compensation for service		0	0	6,980				$6,980
Amortization of deferred compensation					41,000			$41,000
shares reconciliation		(335,311)	(335)	335				0
Adjustment- split of plastic injector				(1,028,225)				(1,028,225)
Foreign currency translation adjustment							(27,977)	($27,977)
Net Profit						1,194,179		$1,194,179

Balance	4/30/2007	19,273,248	$19,273	$9,147,847	($147,667)	$1,269,126	$107,883	$10,396,462
Share Issuance		51,888	51	245,176				245,227
Warrants converted to shares		596,362	597	480,248				480,845
Issuance of common stock for additional 40%				2,337,029				2,337,029
KMC Equity
Issuance of common stock for service		201,750	202					202
Shares Reconciliation		936,466	937	(2,231,490)				(2,230,553)
Amortization of deferred compensation					42,000			42,000
Foreign currency translation adjustment							(7,544)	(7,544)
Net Profit						1,400,010		1,400,010

Balance	4/30/2008	21,059,714	$21,060	$9,978,810	($105,667)	$2,669,136	$100,339	$12,663,678
The accompanying notes are an integral part of these consolidated financial statements

L & L INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
FISCAL YEAR ENDED APRIL 30, 2008 AND 2007

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L International Holdings, Inc. (the “Company”) is located in Seattle, Washington. The Company operations are conducted in China. It consists of two operating divisions - 1) the energy (coal) division and 2) air compressor division, which are supervised and controlled by its ShenZhen office, located at ShenZhen City of China. The
Company’s majority revenues are generated from its subsidiaries, KMC, and LEK. As of April 30, 2008, the
Company owns 80.4%, 100% and 70% of controlling interest of LEK, KMC, and LSP respectively. KMC is an energy related, coal consolidator in Yunnan of China. The Company acquired 2 operating coal mines in May 2008 thus expanded its coal operations substantially. The 2 coal mine operations are not included in this year end results. (See Subsequent Events.) LEK assembles and market air compressors focusing on piston-types, popular in
China. While LSP is starting to assemble and markets the high-end, screw-types air compressors meeting customers’ changing, buying behavior in 1/18/2008. Both LEK and LSP are located in Liuzhou, China. As of
4/30/2008, LSP has no sales.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, and its
80.4% ownership of the LEK subsidiary and 100% ownership of KMC subsidiary. All significant inter-company accounts and transactions are eliminated.

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

NOTE 3. BUSINESS COMBINATION

The Company owns two majority voting controlling ownership interest of KMC Inc. (Kunming Mine Company Inc.) and LEK (LiuZhou City No. 2 Air Compressor Co Ltd, or Liuzhou Liuerkong Machinery Company Ltd.) as of April 30, 2008. The acquisitions of KMC and LEK are recorded under a purchase method of accounting, consist of that of prior year. In accordance with SFAS No. 141, the Company consolidates both KMC and LEK financial positions at April 30, 2008 and operational results from April 30, 2008.

A) The following information relates to the detailed LEK operations acquisition:

LEK was acquired in 2004. Detailed acquisition information was filed with SEC EDGAR in 2005. Please to refer to EDGAR for details.

B) The following information relates to the detailed KMC operations acquisition:

KMC was acquired on October 30, 2006. Detailed acquisition information was filed with SEC EDGAR in November 2006. The KMC energy operation becomes focus of the Company growth. Please refer to EDGAR for historical acquisition details.

NOTE 4. CASH

The cash balances as of April 30, 2008 and April 30, 2007 consist of:

Item	4/30/2008	4/30/2007

Cash on hand	539,571	62,649
Cash in banks	776,752	822,580

Total	1,316,323	$885,229

Cash increase is due to the need of KMC coal operation.

NOTE 5. ACCOUNT RECEIVABLES

The account receivable balances, relating to the trade accounts as of April 30, 2008 and April 30, 2007 consist of:

			4/30/2008			4/30/2007

				Account			Account
			Bad debt	receivable,		Bad debt	receivable,
Item		Amount	provision	net	Amount	provision	net

Within credit
term	(1)	$3,216,702	0	$3,216,702	$4,780,150	0	$4,780,150
Exceeding due
day 1 to 30
days		1,214,580	(60,729)	1,153,851	1,076,237	(53,812)	1,022,425
Exceeding due
day 31 to 180
days		2,978,853	(744,714)	2,234,139	2,150,361	(1,306,628)	843,733
Exceeding due
day 181 days	(2)	739,048	(739,048)	0	0	0	0

Total		$8,149,183	($1,544,491)	$6,604,692	$8,006 ,748	($1,360,440)	$6,646,308

(1)	Based on Chinese business custom, the Company grants approx 30-60 days credit term for their customers.

(2)	The receivable would normally be collected within the 180 days.

NOTE 6. NOTES RECEIVABLE

The notes receivables incurred for the LEK trade activities, in relation to the LEK air compressor selling business. These note receivables are to be collected from its Clients.

The notes receivable balances as of April 30, 2008 and April 30, 2007 consist of:

Item	4/30/2008	4/30/2007

Amount	$78,356	$350,551
Bad debt provision	-	-

Notes receivable, net	$78,356	$350,551

NOTE 7. INVENTORIES

Inventories located at LEK subsidiary consist of the following details as of April 30, 2008 and April 30, 2007:

Item		4/30/2008	4/30/2007

Raw Materials (net)		$1,765,298	$1,537,586
Work in process		543,465	749,295
Coal and other materials		1,336,489	593,187
Finished Goods	(1)	398,032	317,352

Subtotal		4,043,284	3,197,420
Less: Obsolescence Provision		(183,262)	(114,561)

Total Inventories		$3,860,022	$3,082,859

(1) The $777,163 increase of inventories at the current year, as compared to the prior year, was due to an increase of KMC coal and other materials of $743,302 as a result of KMC sales increase.

NOTE 8. PREPAYMENT AND OTHER RECEIVABLES

Prepayment and other receivables consist of the following details as of April 30, 2008 and April 30, 2007:

Item		4/30/2008	4/30/2007

Prepayments	(1)	$3,274,650	$3,140,486
Receivable- KMC right sale	(2)	1,857,547	2,500,000
Deposits		0	0
Other Receivables	(3)	3,733,593	2,347,174
Advances to employees		0	$117,340

Total		$8,865,790	$8,105,000

(1) The Prepayment of $760,790 increased in the current year is primarily due to the LEK’s other receivable increases.

(2) It is the business practice in China that Company makes cash deposits or prepayments with its vendors to ensure timely delivery of goods.

(3) On April 28, 2007, KMC sold its entire ownership of a eight-year-mining-access-right of a coal well of Da-Ya-Ko mine in China to the owners of the Da-Ya-Ko mine, who are vendors of KMC, for approx. US $2.5 million (or RMB 19.5 million. The payment of the $2.5 million is to be received over a three years period on an installment basis. Initial payment was made by the buyer in May of 2007, thus KMC received additional working capital to better operate its coal consolidation business.

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of April 30, 2008 and April 30, 2007:

Item		4/30/2008	4/30/2007

Building		$1,022,559	$917,681
RuiLi Project (property, at cost)	(1)	400,687	400,687
Machinery		1,784,184	1,649,657
Furniture, fixtures & Office equipment		135,568	127,983
Vehicles		110,132	109,357
Leasehold improvements		27,524	27,524

Sub-total		3,480,654	3,232,889
Less: accumulated depreciation		(933,183)	(646,900)

Property and equipment, net		$2,547,471	$2,585,989

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

NOTE 10. INVESTMENTS

Historically, the Company owns 19.5% minority investment interests in Tech-H since 2001, recorded under an investment and accounted for at historical cost, consistent with that of the prior year. The audited financial statements of Tech-H indicate the software company is growing and profitable, despite the 19.5% investment is immaterial. Therefore, management determined there is no impairment for the software company’s investment. Following the US GAAP, no income is recorded on the investment account.

Historically, the LEK subsidiary made an investment in another (third party) air compressor entity of small (5%) equity, this small investment is recorded as an investment account on the balance sheet at April 30, 2008. The investment is recorded at cost and no impairment is suggested.

NOTE 11. ACCRUALS AND OTHER LIABILITIES

Accruals and other liabilities consisted of the following as of April 30, 2008 and April 30, 2007:

Item	4/30/2008	4/30/2007

LEK-Accrual expenses :
a) Office expenses	$15,589	$54,425
b) Staff salaries and benefits	(27,382)	168,094
c) other operation expenses including audit fees	8,863	7,422

LEK-Accrual expenses :	($2,930)	$229,941
LEK Bills Payable	61,571	0
LEK Other short term Liabilities (1)	98,474	127,596
LEK Other Payable	97,616	532,841
KMC Payables	3,054	19,231
L&L Payables	(2,175)	0
L&L – due to controlling shareholder (2)	680,062	491,932

Total	$935,672	$1,401,541

(1) Other liabilities included employees’ social insurance, prepaid rental deposit, and other loans with some other companies. All the liabilities have no repayment terms. They are miscellaneous short term accruals due to month early end cut-off dates. They are not notes payable. These accruals are to be paid off in the next month.

(2) Founder of L&L provides cash advances and delays taking his salary to finance the Registrant since 2004. In addition, Registrant receives a $150,000 credit line from founder, who applied the credit line from United Commercial Bank at Seattle under his personal name. The credit line is secured by founder’s house located at Kent, Washington. Term of the credit line started since June 20, 2007 is on a one year, renewable basis with an adjustable interest rate of approx. 6% per annum currently. Monthly interest of the credit line is paid by the Registrant.

NOTE 12. LOANS DUE FROM A LEK CORPORATE SHAREHOLDER AND ITS AFFILIATES

These loans were made by LEK shareholders who borrowed money from LEK in the past. The Registrant inherited the loans when it acquired LEK in 2004. See below for details. Management is able to collect interest and some principal, and believes the amounts are collectable.

Item	Note	4/30/2008	4/30/2007

Liuzhou Air Compressor Holding Co.	(1)	$2,720,737	$2,884,054
FLUID-MEC International Holdings Co.	(2)	1,592,334	1,429,017

Total		$4,313,071	$4,313,071

(1) When the Registrant acquires LEK, its assets included a loan of approximately $3,085,440 due from a corporation which owns a minority share of LEK. The loan amount is fully secured by assets of a land usage right valued at $5,413,402 (determined by an evaluation report issued by an independent China evaluation firm,) and a commercial properties valued at $2,780,387 owned by this corporate entity. The loan allows the Company to take the rental income of the commercial properties (approx. $284,000 per annum) as its interest payment (equivalent to approx 9.3% per annum). Management believes the entire loan is to be collected at the end of 2008.

(2) LEK loaned approx. $1,266,142 to a third party corporation borrower, who is a minority shareholder of LEK. The term loan is due in December, 2008, is charged with 2% fixed interest and is guaranteed by its shareholders.

NOTE 13. BANK LOAN AND BANK LINE OF CREDIT

Bank loan and bank line of credits are summarized as follows:

Items		4/30/2008	4/30/2007

Bank loans
LEK subsidiary	(1)	$2,274,430	$1,923,077

Total		$2,274,430	$1,923,077

(1)	Bank loan collateralized by the properties of the LEK subsidiary of approx. US$2,274,430. Interest is charged at 7.29% to 9.45% per annum, with interest is payable monthly. The Company’s loan balance excludes interest under this facility. The principal of the bank loan is due at end of year 2008.

NOTE 14. SEGMENT INFORMATION

The Company operations consist of two (2) distinct segments: a) the LEK air compressors operations, and b) the KMC - energy operations.

1) Sales Segment:

For the current quarter ended April 30, 2008, the Company sales is mainly generated from its energy operation from its KMC coal subsidiary. KMC energy income represented 73%, and LEK air compressors income represented 27% of the total consolidated sales of the Company. It is expected that energy sector is continue to grow in the future.

The sales segments are summarized as follows:

Sale Segments	Year ended on 4/30/2008			Year ended on 4/30/2007

	Sales		Profit	Sales		Profit

Air compressors	$8,709,783	(27%)	$806,368	$11,600,304	(61%)	$632,744
Energy-KMC	23,381,507	(73%)	829,900	7,405,691	(39%)	1,155,939

Total sales	$32,091,290		$1,636,268	$19,005,995		$1,788,683

The profit generated from subsidiaries is combined with L&L operation in arriving at the corporate profit for the years.

2) Geographic Segment:

Despite the fact that during the current period ended on April 30, 2008, the Company’s operations are in two geographic locations: 1) in China, and 2) in the US. All income of the Company is generated in China. During the nine months ended April 30, 2008, KMC contributes sales of $23,381,508 and LEK contributes sales of $8,709,783 to the Company. Both LEK and KMC are located in China.

During the current period, there is no concentration of LEK sales with any of its customers, suppliers, and accounts receivable.

3) Segment by Assets:

The Company’s assets consist of the following:

L&L International Holdings, Inc (in $ Per Thousand )

Assets			4/30/2008				4/30/2007

	L&L	LEK	KMC	Consolidated	%	L&L	LEK	KMC	Consolidated	%

				(2)					(2)

Cash	68	368	880	1,316	4	19	825	41	885	3
Receivables (1)	0	6,180	502	6,682	23	-	6,483	514	6,997	26

Prepayment	243	2,811	5,813	8,867	30	462	2,658	5,234	8,105	30
Inventories	0	2,524	1,336	3,860	13	-	2,490	593	3,083	11
PP&E	412	2,075	61	2,548	9	19	2,097	69	2,185	8
Goodwill	0	1,592	0	1,592	5	-	-		1,592	6
Loan from	0	4,313	0	4,313	15	0	4,313	0	4,313	16
shareholder
Investment	208	71	200	479	2	10,495	64	-	64	0

Total	931	19,934	8,792	29,657	100	10,995	18,931,	6,451	27,224	100
Assets

Asset %	4%	66%	30%			6%	70%	24%

(1)	Including accounts receivable and notes receivable.

(2)	Including elimination adjustments.

NOTE 15. INCOME TAXES

The Company’s main operations are located in China. The Company is subject to income taxes primarily in three taxing jurisdictions, including China, Hong Kong (under China sovereignty) and the United States. The income of the Company is mainly generated via its controlled LEK subsidiary, a controlled foreign entity located in China. As no cash or fund is repatriated from LEK to the US, the Company is not subject to the US federal taxation for both the current year and the prior year ended on April 30, 2008, and 2007, under subpart F, income from controlled foreign company, of the US Internal Revenue Code.

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company due to the LEK acquisition acquired a net operating loss carry forward of approx. $7,708,480 incurred in the past via LEK operations in China. In the years ended on April 30, 2008 and on April 30, 2007, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

As a result of the LEK operations, its local taxes payable in China at April 30, 2008 was $3,563,809 and at April 30, 2007 was $3,836,301. These payables related to local sales tax, local properties taxes, and miscellaneous tax liabilities of LEK and KMC payable to Chinese local governments, and can be postponed temporarily. L&L, a US company, is in contacts with local municipal government, and is in a process to formulate a formal Sino-American joint-venture to bring in US management skills, US technology, capital, to China, which benefit local communities. As according to the China law, a new joint venture may enjoy special Chinese tax rebates and treatments from the governments, thus there is a high probability that the LEK and KMC local tax liabilities in China can be mitigated

The income taxes incurred for the year ended April 30, 2008 is $561,869, and for April 30, 2007 is $1,057,329 respectively.

NOTE 16. RELATED PARTY TRANSACTIONS

None.

NOTE 17. STOCKHOLDERS’ EQUITY The following events incurred as of April 30, 2008:

Historically, the Company offered its common shares with warrants in private placements under the Reg. D to the US accredited investors, to gain capital for acquisition activities in China in 2003 and 2004. The initial PPM offered at $2.50 per share with a warrant convertible at the same price. The share price increased to $3.25 as of April 30, 2008.

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

The table below listed the Company’s warrants as of April 30, 2008.

							Warrants	Ending
			Beginning balance	Activities Accumulated			Expired	balance

Type of Warrants	Date	Authorized	5/1/2004	Issuance	Split	Conversion	4/30/2008	4/30/2007
		(Units)	(Units)	(Units)	(Units)	(Units)		(Units)
Warrants (class A)
Re: Warrants on
PPM exercise price
@US$2.50	2-2003	2,000,000	630,334	-	1,260,668	(637,758)	-	1,253,244

Warrants (class B)
Re: Warrants on
PPM exercise price
@US$3.00	2-2004	1,000,000	4,167	144,753	241,842	(186,169)	-	204,593

Warrants (class C)
Re: Premium of
US$1.25 with
exercise price
@US$2.00	7-2004	1,000,000	-	285,000	570,000	(368,627)	-	486,373

Warrants (class D)
Re: Executive
exercise price
@US$2.25	5-2004	1,100,000	-	40,000	80,000	-	-	120,000

Warrants (class E)	5-2004	4,000,000	-	850,000	153,749	(47,500)	-	956,249
Re: Director
exercise price
@US$3.00

Total		9,100,000	634,501	1,319,753	2,306,259	(1,240,054)	0	3,020,459

See Note 21, Employee Stock Option Plan, for warrants (class D and Class E) issued to executive and director compensations.

NOTE 18. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding during the year. Under the treasury stock method of SFAS #128, the Company computed the diluted earning per share, as if all issued warrants were converted to common stock, and cash proceeds were used to buy back common stock. The following presents both basic and diluted earnings per share, for the two years ended on April 30, 2008 and 2007.

	Twelve Months	Twelve Months Ended
Item	Ended April 30, 2008	April 30, 2007

Profit	$1,500,349	$1,302,063
Number of Shares	20,854,212	19,273,248
Per Share - Basic	$0.072	$0.068

Effect of dilutive shares	400,998	411,740
Number of dilutive shares	21,255,210	19,684,988
Per Share - Diluted	$0.071	$0.07

NOTE 19. CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks located in Hong Kong and China. Cash balances in these foreign locations are not insured as they do in the U.S. In addition, there are times, when the Registrant’s cash deposits maintained at US banks located in the United States exceed federal government insured limits. As of April 30, 2008, and 2007, the Company had uninsured bank cash balances of $1,316,323 and $885,229 respectively.

Financial instruments that also potentially subject the Company to concentrations of credit risks are primarily trade accounts receivable and common stock of its investors. The trade accounts receivable are due primarily from clients in China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 9, the Company does not believe that the carrying value of its investments is impaired at April 30, 2008.

NOTE 20. EMPLOYEE STOCK OPTION PLAN

The Company issued two types of warrants, one for executives (warrant class D), and the other for directors (warrant class E). Only directors and senior executives are entitled to receive warrants, as compensations for their services. See Note 17, Stockholders’ Equity for reference.

Company shares in small amounts are offered to senior executives and selected employees to reward their excellent services.

During the current year, no warrants are converted to common shares. As of April 30, 2008, total warrants authorized under Class D and Class E are 1,100,000 units and 4,000,000 units, respectively. During the year ended April 30, 2008, total units of warrants (class D) issued and warrants (class E) issued are 40,000 units and 850,000 units respectively.

Information relating to warrants outstanding and exercisable at April 30, 2008 summarized by exercise price is as follows:

Range of	Number of Outstanding at		Weighted Average	Weighted Average	Number Exercisable at		Weighted Average
Exercise Price	April 30, 2008 (units)		Remaining Contractual Life	Exercise Price	April 30 2008 (units)		Exercise Price

	Class D	Class E			Class D	Class E
$3.00	600,000	956,249	4 Years	$3.00	600,000	512,000	$3.00

During the current year ended April 30, 2008, the Company does not use its equity instruments to acquire goods or services, other than directors’ services and reward senior executives.

The following table summarizes two types of warrants (Class D and Class E) and exercise prices available to the prior board members as of April 30, 2008. As of April 30, 2008 the numbers are the same as last year:

	Number of	Number of
Name of Director, executive	Warrants (D)	Warrants (E)	Warrants
	issued and	issued and	convertible price
	outstanding	outstanding

Olmsted , former Director		7,500	$3.00
Leung, former Director(1)		181,250	$3.00
Lee, former Director		604,166	$3.00
Locke, former Director	120,000		$2.25
Kiang, Director		61,666	$3.00
Sheppard, former Director(1)		51,667	$3.00
Borich, Director		50,000	$3.00

Total units issued	120,000	956,249

(1) Member of Board voluntarily resigned to observe that only American citizens may serve the Board.

NOTE 21. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

The Company leases its Seattle office and Silver Lake facility in China under two separate long-term, non-cancelable leases, expiring in September of 2010 and July of 2008 respectively. The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises. Rental expenses for the years ended April 30, 2008 and 2007 were $48,735 and $48,735 respectively.

The future minimum lease payments required under the operating leases is $ 80,000.

NOTE 22. SUBSEQUENT EVENTS

1.	NASDAQ approved Company name changed to L&L International Holdings, Inc. on May 2, 2008. NAASDAQ approved the company use of the same trading symbol - "LLFH".

2.	Mr. Gene M. Bennett resigned voluntarily as CFO for personal reason, effective on May 6, 2008. Ms. Nicol Leung, CPA becomes Acting CFO, while a full time CFO is under recruitment.

3.	L&L presented at the All-Cap All-China Conference, sponsored by Brean Murray Carret & Co. at Waldorf Astoria Hotel in New York City on Monday, May 19, 2008. See SEC filing.

4.	On 5/28/2008, the Company acquired a 60% equity shares of two commercially licensed, operating coal mines (the DaPuAn coal mine and SuTsong coal mine) in Yunnan. The 2 mines have approx. 150,000 tons and approx. 90,000 tons of annual coal productions, respectively. The Company is to double their operational capacity when feasible. See SEC filings of the pre-acquisition audit reports.

5.	L&L founder recognized by U.S. Department of Commerce with a Letter of Appreciation on June 18, 2008.

6.	The first L&L Board Strategic Conference was held at Seattle on 7/10-7/11 to plan ahead of L&L strategy.

7.	Per the Warrant agreements, Warrants of Class A, Class B and Class C if not converted by 8/1/2008 are automatically expired on 8/1/2008. As a result, over one million warrants expired on 8/2/2008.

8.	The Company LLFH common shares started trading at the OTC-BB on 8/4/2008, with an opening price of $2.50/share.

9.	Company issued 400,000 shares (valued at $4.00 per share) to the DaPuAn and SuTsong Mines on 8/12/2008, in accordance with the purchase agreement of these two mines.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures Evaluation of disclosure controls and procedures

The Company with the participation of its principal executive officer (“CEO”), and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company, its CEO, and CFO have concluded that the disclosure controls and procedures are effective as of 4/30/2008, covered by this report.

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

Changes in internal control over financial reporting

During the year ended 4/30/2008, covered by this Report, no changes were made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers and Corporate Governance

a) Board of Directors consist of 4 Independent Directors and one regular Director.

Mr. Paul W. Lee, Chairman - Mr. Lee is an energetic business leader who is active in the business community and has 20 years of financial and insurance experience in the United States and Asia. He is currently serves as President of the Chinese Restaurant Association in Michigan. Mr. Lee, an American citizen, speaks fluently in Mandarin and English and travels to China frequently for business. Paul graduated from Madonna University with a B.S. degree. Paul has been on the Board of Directors since 2006.

Ms. Shirley Kiang, MBA, Chair of Audit Committee - Ms. Kiang, was a senior executive for 20 years with experience in corporate governance, corporate management and financial analysis for various high-tech firms in Silicon Valley, California and Asia. Ms. Kiang is a US citizen, speaks three languages, and has close contacts in China and Taiwan. She has been a board member since 1998 and was a psychology major and earned her MBA degree in Finance from the University of Massachusetts.

Mr. Joseph J. Borich, MBA, Chair of Nomination Committee - Mr. Borich, Independent Director, is Executive Director of the Washington State China Relations Council. The Council represents over 160 American corporations interested in China, including Boeing and Microsoft. Mr. Borich was the American Consul General to Shanghai of the US embassy to China in 1990s. He also held many positions at the US State Department for twenty-five years. Joe served in the US Army, including a tour in Vietnam in 1970s. He speaks fluent Chinese.

Mr. Conrad Lee, MBA, Chair of Compensation Committee - Mr. Lee, Independent Director, was appointed by President George W. Bush as the United States Small Business Administration (SBA) Regional Administrator covering states of Alaska, Idaho, Oregon and Washington from 2002 to 2004. He worked as an airplane design engineer and a stock-broker and is currently serving his fourth 4-year term on the Bellevue City Council. Conrad earned B.S. in engineering from University of Michigan and an MBA in finance from University of Washington.

Mr. Robert Lee, Board of Directors - Mr. Lee, Independent Director, is an experienced engineer who has 20 years of experience in mechanical engineering and organizational skills. Fluent in Mandarin and English, he focuses on strategic development of L&L’s air-compressor operations. Robert studied at Michigan State University in engineering and mathematics. He resides in East Lansing, Michigan.

b) Executive Officer

Mr. Paul W. Lee, CEO - Mr. Lee is an energetic business leader who is active in the business community and has 20 years of financial and insurance experience in the United States and Asia. He is currently serves as President of the Chinese Restaurant Association in Michigan. Mr. Lee, an American citizen, speaks fluently in Mandarin and English and travels to China frequently for business. Paul graduated from Madonna University with a B.S. degree. Paul has been on the Board of Directors since 2006.

Mr. Gene M. Bennett MBA, MBA, CPA (inactive) – Mr. Bennett joined the Company as CFO on 3/1/2008, who resigned voluntarily for personal reason on May 6, 2008. See Note 22- Sequent Events and SEC 8-K filing for details. Ms. Nicol Leung, CPA, become an Acting CFO, until a full time CFO is recruited. Ms. Leung has experience of both US and China accounting practices. She was a senior auditing manager for a New York CPA firm with PCAOB qualification, and conducted US GAAP audits for US public listed companies. Ms. Leung served as an executive of Hang Seng Bank of Hong Kong. Ms. Leung speaks three languages and coordinates all accounting issues for L&L. She earned a B.Com degree from Woolongan University of Australia.

c) Corporate Governance

We have adopted a code of ethics that applies to our directors, officers and employees (including our principal executive officer, principal financial officer and principal accounting officer). This code is available on our website, www.lnlinternational.com, under “Corporate Governance.” The information contained on the Company’s website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K. Any amendments to or waivers of the code of ethics granted to the Company’s executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules.

Item 11. Executive Compensation

No executive, Board Member of the company takes salaries over $110,000 per year in the fiscal year ended on April 30, 2008.

The Company issues 54,002 common shares to new member of Board of Directors as the 5-year service compensations during the year ended April 30, 2008. The issued shares cover a 5 year service period, if a director resigned prior the 5th year, the pro-rated shares may be repatriated back to the Company. All Board members hold an insignificant amount of common shares of the Registrant as of April 30, 2008.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 30, 2008 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.

		Amount and Nature
	Name of Beneficial	of Beneficial
Class of Stock	Owner	Ownership	Percent

Common	Dickson Lee	7,692,750	36.53%
Common	Kathy C Au (1)	1,200,000	5.70%
Common	Li Xiang (2)	1,200,000	5.70%
Common	Wu Yang (3)	1,708,283	8.11%
Common	KMC(4)	485,600	2.31%
Common	Other investors	8,773,081	41.66%

Total issued & outstanding (5)		21,059,714	100%

(1)	Spouse of Mr. D. Lee, founder

(2)	Issued for the Tech-H acquisition in 2001

(3)	Issued for the LEK acquisition in 2004

(4)	Issued to Tony Li and Francis Zhang for the KMC acquisition in 2006.

(5)	See subsequent on 400,000 shares issued on 8/13/2008 for the acquisition of DaPuAn and SuTsogn Mines.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accountant Fees and Services

Item	Fiscal Year of 2008	Fiscal Year of 2007

Audit Related Fees:
Audit Fess	$35,000	$50,000
Quarterly and other fees	43,500	22,000

Total audit fees	$78,500	$72,000

Part IV

Item 15. Exhibits and Financial Statement Schedules

1. Independent auditor’s report on Financial Statements.

The following list describes the exhibits filed as part of this report on Form 10-K:

EXHIBIT DESCRIPTION NUMBER

21.1	Subsidiaries of the Company

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L&L INTERNATIONAL HOLDINGS, INC.

Date: August 12, 2008	By:	/S/ Paul W. Lee
	Name:	Paul W. Lee
	Title:	CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul W. Lee	CEO, Chairman	August 12, 2008
Paul W. Lee

/s/ Nicol Leung	Acting CFO	August 12, 2008
Nicol Leung

/s/ Shirley Kiang	Director	August 12, 2008
Shirley Kiang

/s/ Robert Lee	Director	August 12, 2008
Robert Lee

EXHIBIT 21.1

L&L INTERNATIONAL HOLDINGS, INC. SUBSIDIARIES OF THE COMPANY (as of April 30, 2008)

Legal Entity Name	Jurisdiction of Incorporation

Liuzhou Liuerkong Machinery Co., Ltd.	P.R.C.
KMC Inc.	P.R.C.

EXHIBIT 31.1

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

I, Paul W. Lee, certify that:

1. I have reviewed this annual report on Form 10-K of L&L International Holdings, Inc for the twelve months ended April 30, 2008;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

L&L INTERNATIONAL HOLDINGS, INC.

Date: August 12, 2008	By:	/S/ Paul W. Lee

	Name:	Paul W. Lee
	Title:	CEO

EXHIBIT 31.2

CERTIFICATIONS OF ACTING CHIEF FINANCIAL OFFICER

I, Nicol Leung certify that:

1. I have reviewed this annual report on Form 10-K of L&L International Holdings, Inc. for the twelve months ended April 30, 2008;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

L&L INTERNATIONAL HOLDINGS, INC.

Date: August 12, 2008	By:	/S/ Nicol Leung

	Name:	Nicol Leung
	Title:	Acting CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-K of L&L International Holdings, Inc. (the “Company”) for the period ended April 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Paul W. Lee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

L&L INTERNATIONAL HOLDINGS, INC.

Date: August 12, 2008	By:	/S/ Paul W. Lee

	Name:	Paul W. Lee
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-K of L&L International Holdings, Inc. (the “Company”) for the period ended April 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Nicol Leung, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

L&L INTERNATIONAL HOLDINGS, INC.

Date: August 12, 2008	By:	/S/ Nicol Leung

	Name:	Nicol Leung
	Title:	Acting CFO

####