Form 10-Q
period 2008-07-31
L & L INTERNATIONAL HOLDINGS, INC
filed 2008-09-15
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ——————————

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE FIRST QUARTER ENDED ON JULY 31, 2008

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2008 there were 21,477,214 shares of common stock outstanding, with par value of $0.001.

	L & L INTERNATIONAL HOLDINGS, INC.

	Form 10-Q Quarterly Report

	Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets
	As of July 31, 2008 (unaudited) and April 30, 2008	3
	Consolidated Statements of Income (unaudited)
	For the Three Months Ended July 31, 2008 and 2007	4
	Consolidated Statements of Stockholders’ Equity (unaudited)	5
	Consolidated Statements of Cash Flow (unaudited)
	For the Three Months Ended July 31, 2008 and 2007	6
	Notes to the Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A. Risk Factors		28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	32

Signatures		32
Index to Exhibits		33

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

L & L INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of quarters ended July 31, 2008 and April 30, 2008

	7/31/2008	4/30/2008
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash	$1,952,048	$1,316,323
Accounts receivable	11,118,918	6,604,692
Notes Receivable	0	78,356
Prepayments and other receivable	16,924,725	8,865,790
Inventories	4,671,298	3,860,022

Total current assets	34,666,989	20,725,183

Property and Equipment, net	7,012,094	2,547,471
Goodwill	1,591,704	1,591,704
Intangible Assets	2,500,000	0
Loan from Business Associates	4,313,071	4,313,071
Investments	363,886	479,434

Total long term assets	15,780,755	8,931,680

TOTAL ASSETS	$50,447,744	$29,656,863

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,234,592	$1,292,634
Accrued and other liabilities	1,389,106	935,672
Taxes payable	3,804,050	3,563,809
Customer deposits	1,219,328	1,058,285
Bank loan and bank line of credit	2,639,768	2,274,430

Total current liabilities	18,286,844	9,124,830

MINORITY INTEREST	15,838,507	7,868,355

STOCKHOLDER'S EQUITY:
Preferred stock, no par value, 2,500,000 shares
authorized, none issued and outstanding	0	0
Common stock, $0.001 par value, 120,000,000 shares authorized,
21,477,214 and 21,059,714 shares issued and outstanding for 7/31/2008,
and 4/30/2008 respectively	21,475	21,060
Paid-in Capital	10,249,476	9,978,810
Deferred stock compensation	(95,167)	(105,667)
Foreign currency translation	670,149	100,339
Retained Earnings	5,476,460	2,669,136

Total stockholders' equity	16,322,393	12,663,678

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,447,744	$29,656,863

The accompanying notes are an integral part of these consolidated financial statements

L & L INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the quarters ended July 31, 2008 and 2007

	7/31/2008	7/31/2007

REVENUES
Sales	$12,376,463	$8,266,440

TOTAL REVENUES	12,376,463	8,266,440

Cost of Goods Sold	6,105,559	7,148,424
Consulting Expenses	195,363	27,511

Total Cost of sales	6,300,922	7,175,935

Gross profit	6,075,541	1,090,505

OPERATING COSTS AND EXPENSES:
Personnel costs	301,180	267,481
Selling / General and administrative expenses	1,017,845	510,396

Total operating expenses	1,319,025	777,877

OTHER EXPENSES/(INCOME):
Interest Expense / (income)	136,442	63,425
Other Expenses / (income)	(81,480)	(45,689)

Total other expenses/(income)	54,962	17,736

INCOME/(LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	4,701,554	294,892
LESS PROVISION FOR INCOME TAXES	0	0

INCOME BEFORE MINORITY INTEREST	4,701,554	294,892
LESS: MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	1,894,230	187,957

NET INCOME	2,807,324	106,935

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	670,149	107,883

Total other comprehensive income	670,149	107,883

COMPREHENSIVE INCOME	$3,477,473	$214,818

NET INCOME PER COMMON SHARE – basic	0.164	0.011

NET INCOME PER COMMON SHARE – diluted	0.158	0.011

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – basic	21,198,903	19,824,875

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – diluted, under treasury stock method	21,944,901	20,365,869

The accompanying notes are an integral part of these consolidated financial statements

L&L International Holdings, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the quarter ended July 31, 2008

		Common Stock		Additional			Foreign
				Paid-in	Deferred	Retained	Currency
		Shares	Amount	Capital	Compensation	Earnings	Translation	Total

Balance	4/30/2008	21,059,714	$21,060	$9,978,810	($105,667)	$2,669,136	$100,339	$12,663,678
Share Issuance		50,000	50	99,950				100,000
Share Adjustment		2,500	2					0
Issuance of common stock for service		365,000	365	170,716				171,081
Amortization of deferred compensation					10,500			10,500
Foreign currency translation adjustment							569,810	569,810
Net Profit						2,807,324		2,807,324

Balance	7/31/2008	21,477,214	$21,477	$10,249,476	($95,167)	$5,476,460	$670,149	$16,322,393
The accompanying notes are an integral part of these consolidated financial statements

L&L INTERNATIONAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE QUARTERS ENDED JULY 31, 2008 and 2007

	Year 2008	Year 2007
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,807,324	$106,935
Adjustments to reconcile net income to net cash
Add: Minority interest income	7,970,152	187,957
Provided by (used in) operating activities:
Depreciation and amortization	14,218	59,126
Amortization for deferred compensation	10,500	10,500
Provision of inventories - obso	4,287	3,015
Provision for AR	36,128	35,801
Changes in assets and liabilities (net of business acquisition):
Accounts receivable	(4,550,354)	89,492
Note receivable	78,356	85,301
Inventory	(815,563)	(807,239)
Prepaid and other assets	(8,058,935)	(376,710)
Accounts payable	7,941,958	84,006
Customer Deposit	365,338	0
Accrued liabilities and other liabilities	453,434	549,976
Taxes payable	240,241	44,307

Net cash (used in)/provided by operating activities	6,497,084	72,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,478,841)	0
Purchases intangible assets	(2,500,000)	0
Disposal property and equipment	0	131,303
Change in investments	115,548	0

Net cash (used in)/provided by investing activities	(6,863,293)	131,303

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales and subscriptions(net)	271,081	436,110
Net borrowings/ repayments on bank line of credit	161,043	50,607

Net cash (used in)/provided by financing activities	432,124	486,717

FOREIGN CURRENCY TRANSLATION	569,810	40,188

INCREASE IN CASH	635,725	730,675

CASH, BEGINNING OF YEAR	1,316,323	885,229

CASH, END OF PERIOD	$1,952,048	$1,615,904

The accompanying notes are an integral part of these consolidated financial statements

L & L INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JULY 31, 2008 AND 2007 (Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L International Holdings, Inc. (the “Company”) is a Nevada corporation company, and is located in Seattle, Washington. The Company is shifting its operations to coal (energy). Coal sales represented 86% of its consolidated sales for the quarter ended July 31, 2008. The Company conducts its business in China. The coal (energy) operations consists of the KMC coal wholesale business, and interest in 2 coal mines (DaPuAn mine and SuTsong Mine, provisional name L&L Coal Partners, “2 Mines”) operations acquired in May of 2008 with effective date of May 1,2008. While its air compressor operations become less of importance, representing 14% of its total consolidated sales, as of July 31, 2008.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial information - The interim financial information included herein is unaudited; however, such information reflects all material adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows for the interim period(s). All such adjustments are of a normal, recurring nature. The results of operations for quarter(s) of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, statements may omit or include condense footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K, or Form 10K/A if amended for the fiscal year ended April 30, 2008.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, and its 100% ownership of KMC subsidiary, 80.4% ownership of the LEK subsidiary, and 60% of operations of the 2 Mines. All significant inter-company accounts and transactions are eliminated.

Cash – Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Business Segment – For the current quarter ended July 31, 2008, the Company has 2 distinctive business segments; coal (energy), and air compressor. Sales of the Company are mainly generated from its coal (energy) operations, which represented 86% of the Company total consolidated income, and LEK air compressors income represented 14% of the total sales of the Company. It is expected that energy sector is continue to grow in the future, while the air compressor become less than 10% of the Company’s sales.

Revenue Recognition – The Company’s Company's revenue recognition policies are in compliance with Staff accounting bulletin when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. The Company acquired two operating coal mines in Yunnan, China in May 2008, which significant increases its revenue. See Note 3, Business Combination below.

Costs of Good Sold – For coal (energy) sales, cost of good sold includes mainly coal excavation and mining related costs. For air compressor, it consists of direct material cost, direct labor costs and related overhead costs associated with such product manufacturing.

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

Inventories - Inventories comprise excavated coal (finished goods) and work–in-progress and are stated at the lower of cost and net realizable value. Cost, calculated on the first-in, first-out basis, comprises materials, direct labor and an appropriate proportion of all production overhead expenditure. Net realizable value is determined on the basis of anticipated sales proceeds less estimated selling expenses. See Note 7 below, Inventories for details.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 10 years.

Income taxes - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements. Its income from overseas controlled subsidiaries is not subject to the United States federal income taxes, as income not repatriated to the US is not subject to the U.S. taxes.

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

Stock-Based Compensation – The Company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly. It is also adjusted to account for the restricted and thinly traded nature of the shares. The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates. We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company has issued two types of warrants (Class D, and Class E). As of July 31, 2008, no options have been granted.

NOTE 3. BUSINESS CONBINATION

The Company owns majority equity controlling interest of the DaPuAn Coal Mine and SuTsong Mine under the provisional name of L&L Coal Partners (the “2 Mines”, or “L&L Coal”), KMC Inc. (coal wholesaler), and LEK (air compressor ) as of July 31, 2008. The 2 Mines were acquired in the current quarter which brings significant sales and profit to the Company operation for the quarter ended 7/31/2008.

The acquisition of the 2 Mines effective on May 1, 2008, is based on a purchase agreement (and its subsequent Amendment to the purchase agreement, see Exhibit 2.1 to the Form 10Q). As a part of purchase agreement, the Company is to contribute significant capital, other consideration and working capital (see below) in the next few years to acquire 60% of a new joint venture, which is based on the existing coal mining operation of the 2 Mines. The purchase agreement is filed with the SEC and is available for reference. Method of valuation of the 2 Mines see below. As a result, the Company receives majority (60%) equity controlling interest of the 2 Mines located in Yunnan Province, a coal rich region of China. The 2 Mine are physically located near the KMC coal wholesale operations. The consideration of the 60% equity acquisition of the 2 Mines is approx. $7.8 million, based on approx. $13.1 million audited net equity of the 2 Mines as of 5/1/2008 (the acquisition date) , see below. The acquisition of 2 Mines is recorded under a purchase method consist with the Company prior acquisition activities. In accordance with SFAS No. 141, the Company consolidates the 2 Mines balance sheet for the first quarter ended on July 31, 2008, and operational results for the three months ended on from May 1, 2008 to July 31, 2008.

The following information relates to the 2 mines acquisition:

1. The 2 Mines acquired (which are valued based on an independent audited Net Equity of the 2 Mines, i.e. total asset less total liabilities at 4/30/2008) have been in operations over the past 3 years. They are involved in coal mining and sales of different types of coals including the coking coal (provides both carbons and fuel for the making of coke, a critical material for the steel productions), and the smoking coal (provides fuel for mainly power generating plants). The independent auditor reports of the 2 Mines covering two (2) calendar years of 2006, 2007, and four (4) months ended on 4/30/2008 are available as public record at the SEC Form-8K filing. The purchase of the 2 mines adds approx. 240,000 tons of coals per year to the Company, including approx. 150,000 tons of coal from the DaPuAn Mine, and approx. 90,000 tons from the SuTsong Mine starting 5/1/ 2008. The Company in discussions with Japanese coal strategic partners, plans to improve the existing 2 coal mine operations, using the world-class Japan quality (QC) standards. If successful executed, the improved standards would increase sales and profit.

2. The purchase price of the acquisition contract is $7,883,056 to be paid in the 2 years for exchange of 60% of 2 Mines equity interest. See the allocation of $7,883,056 purchase cost below. Detailed acquisition information including the pre-acquisition audit reports of each of the 2 Mines, and the purchase contract were filed with SEC in June and August of 2008. An amendment of the purchase contract is attached as exhibit. See Exhibit 2.1. The Company needs to contribute approx. $7.8 millions to the new Joint Venture in the next 2 years. As the Company controls 60% majority of the equity of the Joint Venture, the related inter-company liabilities were eliminated in the consolidation process to arrive the Company’s consolidated financial statements for the quarter ended 7/31/2008. In addition, to expand the JV operations to a capacity of 300,000 tons per year, the Company is to bring in working capital of approx. $ 14 million in 4 phases in the future under certain guidelines. See the purchase agreement filed at SEC for details.

3. In accordance with the purchase agreement, the Company issued 400,000 shares to the 2 Mines on 8/12/2008, see Subsequent Events.

4. Condensed Balance Sheet disclosures of the 2 Mines as of May 1, 2008, as follows:

		Fair			Fair
	Historical Cost	Market Value		Historical Cost	Market Value

			Accounts
Cash	$706,670	$706,670	Payable	$207,725	$207,725
Accounts
Receivable	1,062,323	1,062,323	Other Payable	1,369,401	1,369,401
Other Receivable			Long Term
and Prepayment	5,531,252	5,531,252	Liabilities	0	0
Inventories	417,755	417,755	Minority Interest	0	0
Fixed Assets	4,554,696	4,554,696	Equity	13,138,427	13,138,427
Intangible Asset	2,442,857	2,442,857

			Total Liabilities
Total Assets	$14,715,553	$14,715,553	and Equity	$14,715,553	$14,715,553

5. The allocation of 2 Mines purchase cost of $7,883,056.
			As of 5/1/2008
	Item		Amount

Fair value of assets			$14,715,533
Less: Fair value of liabilities			1,577,126
Minority interest			0

2 mine net equity			13,138,407
Net equity acquired			7,883,056	(60% of LL Coal equity)
Goodwill incurred in the transaction			0

Total cost to the Company			$7,883,056

The Company owns exclusive coal mining rights on the 2 Mines coal reserve. The rights are authorized by the government, evidenced by the mining licenses of the 2 Mines. The exclusive mining rights are recorded as intangible on the balance sheets of the 2 Mines as $2,442,857 with no impairment. See above. The Company made the pre-acquisition disclosure of the 2 Mines with audited financial statements with the SEC in 8/13/2008.

For the conservative purpose, the Company does not record its coal reserves of the 2 Mines as assets on the balance sheet as of July 31, 2008.

Per FAS-89, the Financial Reporting and Changing Prices, despite the exclusion of recording 2 Mines mineral resources as an asset, the Company provided the following information of the 2 Mines:

1. The estimated amount proved coal reserves on hand at the end of July 31, 2008 are tabled as below:

The DaPuAn Mine:
Coal #	Total Reserve (million tons)	Excavation Reserve (million tons)	Reserved coal (million tons)
C3	0.3		0.3
C9	0.7		0.7
C17	3.9	2.5	1.4
C121	0.4		0.4
C221	1.5		1.5
C22	1.4		1.4
Total	8.2	2.5	5.7

The SuTsong Mine:

Total reserve is 1.9 million tons.

Recoverable reserve is 1.5 million tons.

The coal mine has layers #5, #9 and #14, all can be excavated. Layer #5 is a thin coal layer, layers #9 and #14 are thick layers, which can be used either as coking coal or smoking coal. Coals are in great demand in the market at the present time.

2.	The estimated quantity of each coal mine commercially recoverable from the two coal reserves is approx. 83% of the DaPuAn Mine and 80% of the SuTsong Mine.

3.	The quantity of each coal mine production during the last 12 months ending 4/30/2008 was 100,000 tons at the DaPuAn Mine and 124,000 tons at the SuTsong Mine.

4.	The quantity of coal mining reserves which the Company purchased or sold in place during the year is two, which are the DaPuAn Mine and the SuTsong Mine.

5.	The average market price of the significant coal products are Class III Coking Coke at $144 per ton (or 980 RMB per ton, and b) Smoking Coal at $ 91 or RMB 620 per ton.

See prior SEC filings on the Company equity interests in the KMC subsidiary, LEK subsidiary, in additional to the 2 Mines.

NOTE 4. CASH

The cash balances as of July 31, 2008 and April 30, 2008 consist of:

Item	7/31/2008	4/30/2008

Cash on hand (at 3 subsidiaries in China & Seattle)	$1,262,621	$539,571
Cash in banks	689,427	776,752

Total	$1,952,048	$1,316,323

Cash increase during the first quarter ended 7/31/2008 is a result of recently acquired 2 Mines on 5/1/2008, adding cash available at 2 Mines to the Company.

NOTE 5. ACCOUNTS RECEIVABLE

The account receivable balances, relating to the trade accounts as of July 31, 2008 and April 30, 2008 consist of:

		7/31/2008			4/30/2008

		Bad debt	Account		Bad debt	Account
Item	Amount	provision	receivable, net	Amount	provision	receivable, net

Within credit term
(1)	$7,651,677	0	$7,651,677	$3,216,702	0	$3,216,702
Exceeding due day
1 to 30 days	1,242,991	(62,150)	1,180,841	1,214,580	(60,729)	1,153,851
Exceeding due day
31 to 180 days	3,048,533	(762,133)	2,286,400	2,978,853	(744,714)	2,234,139
Exceeding due day
181 days (2)	756,336	(756,336)	0	739,048	(739,048)	0

Total	$10,104,834	($1,580,619)	$11,118,918	$8,149,183	($1,544,491)	$6,604,692

(1)	Based on Chinese business custom, the Company grants approx 30-60 days credit term for their customers.

(2)	The receivable would normally be collected within the 180 days.

NOTE 6. NOTES RECEIVABLE

As of July 31, 2008, there are no notes receivable.

NOTE 7. PREPAYMENT AND OTHER RECEIVABLES

Prepayment and other receivables consist of the following details as of July 31, 2008 and April 30, 2008:

Item	7/31/2008	4/30/2008

Prepayments (1)	$3,953,660	$3,274,650
Receivable- KMC right sale (2)	1,663,644	1,857,547
Other Receivables (3)	11,307,421	3,733,593

Total	$16,924,725	$8,865,790

(1) The Prepayment of $679,010 increased in the current year is primarily due to 2 Mines acquisition.

(2) As coal price is on an upward swing, business purchase requires cash deposits or prepayments with its vendors to ensure timely delivery of goods. In April of 2007, KMC sold its ownership of a mining-access-right of Da-Ya-Ko mine for $2.5 million to be collected over a three year period stating 2007; $1.6 million is outstanding to be collected.

(3) The increase of $7.6 million (from $3.7 million as of 4/30/2008 to $11.3 million as first quarter ended 7/31/2008) is mainly due to the result of acquisition of 2 Mines. The 2 Mines normally has about $3 million miscellaneous Other Receivable to vendors and employees on a short term basis for regular business need. The remaining $4.3 million increases of Other Receivables for the first quarter ended 7/31/2008 was due to the original owners who made approx $4.7 million short term loan. It is expected that as the Mines are making money, the loan will not affect the mining operations. See disclosure at Note 18, Related Party Transaction. All Other Receivables are less than 30 days old, secured, and collectable. Management is reviewing Other Receivables practice to curtail activities.

NOTE 8. INVENTORIES

Coal market demands in increasing during the current quarter, resulting less inventory on hand as comparing to air compressor heavy machines. The Company’s inventories are located at the 2 Mines, KMC storage sites, and LEK air compressor subsidiary. Inventories consist of the following details as of July 31, 2008 and April 30, 2008:

Item	7/31/2008	4/30/2008

Air Compressor Operations:
Raw Materials	$743,411	$726,418
Less: Obsolescence Provision	(187,549)	(183,262)

Raw Materials, net	$555,862	$543,156
Semi-finished Products	1,063,181	1,038,879
Work in Progress	577,564	543,465
Finished Goods	461,015	398,032

Subtotal:	2,657,622	2,523,532
Coal Operations:
Fine Coal	1,751,544	1,297,255
Raw Coal	222,160	0
Steel	16,043	15,676
Software	23,929	23,559

Subtotal:	2,013,676	1,336,490

Total Inventory	$4,671,298	$3,860,022

As a result of recently acquisition of 2 Mines in 5/2008, additional coal form the 2 Mines operation lead to an increased of coal inventory ($677,186) as of 7/31/2008. This explains increase of inventories at the current period as compared to the prior period. The Company is in discussion to spin off air compressor heavy machine operation in the future, to focus on high margin coal (energy) business.

NOTE 9. PROPERTY AND EQUIPMENT

     Property and equipment increased as a result of the recent 2 Mines acquisition. Detailed property and equipment consisted of the following as of July 31, 2008 and April 30, 2008:

Item	7/31/2008	4/30/2008

Building	$1,046,479	$1,022,559
RuiLi Project (property, at cost) (1)	400,687	400,687
Machinery	7,133,931	1,784,184
Furniture, fixtures & Office equipment	137,692	135,568
Vehicles	131,088	110,132
Leasehold improvements	27,524	27,524

Sub-total	8,877,401	3,480,654
Less: accumulated depreciation	(1,865,307)	(933,183)

Property and equipment, net	$7,012,094	$2,547,471

(1) The Company acquired the land usage rights of two parcels and a resort property valued at approx. $400,687 from Ms. Yong Peng, to offset her two outstanding loans of $367,948 due to the Company. The properties located at RuiLi city, YenNan, China. The value of the RuiLi land has been appreciating as China continues its economic growth. The book value of the land has not adjusted upward, to reflect the conservative principle of accounting presentation. The Company plan to dispose the property to focus on coal (energy) business and recognize the potential profit.

NOTE 10. GOODWILL

The amount of $1,591,704 represents the additional value related to the brand name, marketing channels and technical knowhow of the LEK subsidiary when acquired in 2006. The amount is consistent through the years as there is no impairment of LEK’s brand name and marketing channels for air compressors as of 7/31/2008.

NOTE 11. INTANGIBLE ASSETS

The amount of $2,500,000 represents the exclusive mining rights of the 2 Mines which acquired in the first quarter ended 7/31/2008. The mining rights in China have increasing value, have no impairment. The Company recorded the amount as a result of acquisition of the 2 Mines on May 1, 2008. See Note 3, Business Combination for details.

NOTE 12. LOANS DUE FROM A LEK CORPORATE SHAREHOLDER AND ITS AFFILIATES

Historically, there are two loans made by LEK shareholders who borrowed money from LEK before 2004. The Registrant inherited the loans when it acquired LEK in 2004. The transactions are recorded as related party transactions (See Note 16, below). Management is collecting the amounts and believes the amounts can be settled before the end of 2008. A table below is made to indicate detailed amounts.

Item	7/31/2008	4/30/2008

Liuzhou No. 2 air compressor Co, Ltd. (1)	$2,720,737	$2,720,737
FLUID-MEC International Holdings Co. (2)	1,592,334	1,592,334

Total	$4,313,071	$4,313,071

(1) When the Registrant acquires LEK, LEK assets included a loan of approximately $3,085,440 due from a company which owns a minor share of LEK. The loan amount is fully secured by assets of a land usage right (valued at $5,413,402 by an independent China evaluation firm), and a commercial properties valued at $2,780,387 owned by this corporate entity. The loan allows the Company to take physical possession of the properties with a security agreement, and its rental income (approx. $284,000 per annum) as its interest payment of 9% per annum.

(2) LEK loaned approx. $1,266,142 to a third party corporate borrower, who is a minor shareholder of LEK. The term loan is due in December, 2008, is charged with 2% fixed interest and is guaranteed by its shareholders.

NOTE 13. INVESTMENTS

There are two small non-coal(energy) related investments totaling $363,886 as of 7/31/2008, which consists of a minority (19.5%) investment interests in Tech-H since 2001, and minority (5%) investment made by the LEK subsidiary as of July 31, 2008. These small investments are to be written off in the next 12 months, as the Company is to focus on coal (energy) business.

NOTE 14. ACCRUALS AND OTHER LIABILITIES

Accruals and other liabilities increased as a result of the 2 Mines. The balances consisted of various operational activities, as follows as of July 31, 2008 and April 30, 2008:

Item	7/31/2008	4/30/2008

LEK-paid in advance :	($2,998)	($2,930)
LEK Bills Payable	51,316	61,571
LEK Other short term Liabilities	100,777	98,474
LEK Other Payable	99,899	97,616
KMC Payables	2,988	3,054
LLC-Accrued Expenses	32,211	0
LLC-Other Payables	146,278	0
LLC-Salaries & Welfare Payable	300,517	0
L&L Payables	(2,175)	(2,175)
Due to controlling shareholder	$660,293	$680,062

Total	$1,389,106	$935,672

(1) Other liabilities included employees’ social insurance, prepaid rental deposit, and other loans with some other companies. All the liabilities have no repayment terms. They are miscellaneous short term accruals due to month early end cut-off dates. They are not notes payable. These accruals are to be paid off in the next month.

(2) Other liabilities also included the amount that the Company owes the founder. Founder of L&L provides cash advances and delays taking his salary to finance the Registrant working capital since 2004. In addition, Registrant receives a $150,000 credit line from founder, who applied the credit line from United Commercial Bank at Seattle under his personal name. The credit line is secured by founder’s house located at Kent, Washington. Term of the credit line started since June 20, 2007 is on a one year, renewable basis with an adjustable interest rate of approx. 6% per annum currently. Monthly interest of the credit line is paid by the Registrant.

NOTE 15. BANK LOAN AND BANK LINE OF CREDIT

Bank loan and bank line of credits are summarized as follows:

Items	7/31/2008	4/30/2008

Bank loans
LEK subsidiary (1)	$2,243,569	$2,274,430
L&L Coal	$396,199	$0

Total	$2,639,768	$2,274,430

(1)	Bank loan collateralized by the properties of the LEK subsidiary of approx. US$2,243,569. Interest is charged at 7.29% to 9.45% per annum, with interest is payable monthly. The Company’s loan balance excludes interest under this facility. The loan is to in calendar year end of 2008.

NOTE 16. SEGMENT INFORMATION

The Company operations consist of two (2) distinct segments, a) the coal (energy) operations including the KMC coal wholesale, and the 2 Coal Mines, and b) the air compressors operations.

1) Sales Segment:

For the current quarter ended on July 31, 2008, the Company sales are mainly generated from its coal (energy) operations, representing 86% of the Company total consolidated income, while LEK air compressors income representing 14% of sales of the Company. It is expected that coal (energy) operations is continue to grow in the rest of the year, while air compressor is to become less than 10% of the Company’s consolidated sales.

The sales segments are summarized as follows:

Sale Segments	Quarter ended on 7/31/2008			Year ended on 4/30/2008

	Sales		Profit	Sales		Profit

Air compressors	$1,710,482	(14%)	$42,041	$8,709,783	(27%)	$806,368
Coal-KMC	4,200,679	(34%)	275,333	23,381,507	(73%)	829,900
Coal Mines	6,465,302	(52%)	2,823,904	0	(0%)	0

Total sales	$12,376,463	(100%)	$3,141,278	$32,091,290	(100%)	$1,636,268

2) Geographic Segment:

During the quarter ended on July 31, 2008, the Company operates in two geographic regions; a) in China, and b) in the US. All income of the Company is generated in China region from the 2 Mines contributing sales of $6,465,302, KMC subsidiary contributing sales of $4,200,679, and LEK subsidiary contributing sales of $1,710,482 to the Company.

During the current quarter, there is no concentration of coal operations nor air compressor sales with any of its customers, suppliers, and accounts receivable.

3) Segment by Assets:

The Company’s assets consist of the following:

				L&L International Holdings, Inc.
					(In $ Per Thousand)

Assets	7/31/2008						4/30/2008

				2	Consolidated					Consolidated
	L&L	LEK	KMC	Mines	(2)%		L&L	LEK	KMC	(2)%

Cash	23	399	895	635	1,952	4	68	368	880	1,316	4
Receivables (1)	0	6,245	1,123	3,750	11,118	22	0	6,180	502	6,682	23
Prepayment	254	2,680	6,196	7,795	16,925	34	243	2,811	5,813	8,867	30
Inventories	0	2,658	1,668	345	4,671	9	0	2,524	1,336	3,860	13
PP&E	410	2,068	77	4,457	7,012	14	412	2,075	61	2,548	9
Goodwill	0	1,592	0	0	1,592	3	0	1,592	0	1,592	5
Intangible Assets	0	0	0	2,500	2,500	5	0	0	0	0	0
Loan from	0	4,313	0	0	4,313	9	0	4,313	0	4,313	15
shareholder
Investment	292	72	0	0	364	1	208	71	200	479	2

Total Assets	979	20,027	9,959	19,482	50,447	100	931	19,934	8,792	29,657	100

Asset %	3%	40%	20%	39%			4%	66%	30%

NOTE 17. INCOME TAXES

The Company’s main operations are located in China. The Company is subject to income taxes primarily in three taxing jurisdictions, including China, Hong Kong (under China sovereignty) and the United States. The income of the Company is mainly generated via its controlled 2 Mines (L&L Coal Partners), KMC, and LEK subsidiaries, a controlled foreign entity located in China. As no cash or fund is repatriated from these operations to the US, the Company is not subject to the US federal taxation for both the current year and the prior year ended on July 31, 2008, and 2007, under subpart F, income from controlled foreign company, of the US Internal Revenue Code.

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The Company due to the LEK acquisition acquired a net operating loss carry forward of approx. $7,708,480 incurred in the past via LEK operations in China. In the periods ended on July 31, 2008 and on July 31, 2007, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

As a result of the L&L Coal Partners, KMC and LEK operations, its local taxes payable being accrued at July 31, 2008 was $3,804,050, and at April 30, 2008 was $3,563,809. These payables related to local sales tax (value added tax-VAT, which is on revolving basis), local properties taxes, and miscellaneous tax liabilities of L&L Coal Partners, KMC and LEK payable to Chinese local governments, and can be postponed temporarily. The Company, a US incorporated entity, is in contacts with local municipal government, and is in a process to formulate a formal Sino-American joint-venture to bring in US management skills, US technology, capital, to China, which benefit local communities. As according to the China law, a new joint venture may enjoy special Chinese tax rebates and treatments from the governments, thus there is a high probability that the L&L Coal Partners, KMC and LEK local tax liabilities in China can be mitigated.

As 2 Mines was owned by individuals, the income tax was paid on the individual level. The Company brings technical elements into the subsidiaries under the Western Development Policy of China, exempts from income tax. There is no income tax provision is made for the quarter ended July 31, 2008, while the income taxes incurred for the year ended April 30, 2008 is $561,869.

NOTE 18. RELATED PARTY TRANSACTIONS

a) Founder of the Company provides cash advances and has voluntarily deferred taking his salary to help the Company since 2004. In addition, the Company receives a $150,000 personal credit line from founder, who applied the personal credit line from United Commercial Bank using his credit. His personal credit line is secured by founder’s house located at Kent, Washington. The personal credit line starting on June 20, 2007 is on a one year, renewable basis with an adjustable interest rate of approx. 6% per annum imposed by the Bank. Monthly interest of the credit line is paid by the Registrant, founder does not charge any interest to the Registrant for using his personal credit line.

b) Historically, there are two loans made by the LEK minor shareholders who borrowed money from LEK subsidiary before 2004. The Registrant inherited the loans when it acquired LEK in 2004. Management is to collect and settle the amounts before the year end. See below for details.

Item	7/31/2008	4/30/2008

Liuzhou No. 2 air compressor Co, Ltd. (1)	$2,720,737	$2,720,737
FLUID-MEC International Holdings Co. (2)	1,592,334	1,592,334

Total	$4,313,071	$4,313,071

(1) When the Registrant acquires LEK, LEK assets included a loan of approximately $3,085,440 due from a company which owns a minor share of LEK. The loan amount is fully secured by assets of a land usage right valued at $5,413,402 (determined by an evaluation report issued by an independent China evaluation firm,) and a commercial properties valued at $2,780,387 owned by this corporate entity. The loan allows the Company to take the rental income of the commercial properties (approx. $284,000 per annum) as its interest payment (equivalent to approx 9.3% per annum). Management believes the entire loan is to be collected at the end of 2008.

(2) LEK loaned approx. $1,266,142 to a third party corporate borrower, who is a minor shareholder of LEK. The term loan is due in December 2008, is charged with 2% fixed interest and is guaranteed by its shareholders.

c) Original owners of the 2 Mines made a $4 million short term loans for approx. for 60 days as a related party transaction. The loan is less than 10 days old as of the end of first quarter ended on 7/31/2008, is secured by its shares of 2 mine ownership of the new JV, and is paying an interest at a 7% annual interest rate in writing to the Company. It is expected that the loan will not affect the mining operations.

NOTE 19. STOCKHOLDERS’ EQUITY

The following events incurred as of July 31, 2008:

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

The table below listed the Company’s major warrants activities from 4/30/2008 to the quarter ended on July 31, 2008.

			Beginning				Warrants	Ending
			balance	Activities Accumulated			Expired	balance

	Issuance
Type of Warrants	Date	Authorized	5/1/2008	Issuance	Split	Conversion	7/31/2008	7/31/2008

		(Units)	(Units)	(Units)	(Units)	(Units)		(Units)
Warrants (class A)
Re: Warrants on PPM exercise
price @US$2.50	2-2003	2,000,000	1,253,244	-	-	-	-	1,253,244

Warrants (class B)
Re: Warrants on PPM exercise
price @US$3.00	2-2004	1,000,000	204,593	-	-	-	-	204,593

Warrants (class C)
Re: Premium of US$1.25 with
exercise price @US$2.00	7-2004	1,000,000	486,373	-	-	-	-	486,373

Warrants (class D)
Re: Executive
exercise price @US$2.25	5-2004	1,100,000	120,000	-	-	-	-	120,000

Warrants (class E)
Re: Director
exercise price @US$3.00	5-2004	4,000,000	956,249	-	-	-	-	956,249

Total		9,100,000	3,020,459	0	0	0	0	3,020,459

1) See subsequent event for other information.

2) See Note 21, Employee Stock Option Plan, for warrants (class D and Class E) issued to executive and director compensations.

The following table sets forth information as of July 31, 2008 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.

Security Ownership of Certain Beneficial Owners and Management:

		Amount and Nature of Beneficial
Class of Stock	Name of Beneficial Owner	Ownership	Percent

Common	Dickson Lee	7,692,750	35.82%
Common	Kathy C Au (1)	1,200,000	5.59%
Common	Li Xiang (2)	1,200,000	5.59%
Common	Wu Yang (3)	1,708,283	7.95%
Common	KMC (4)	485,600	2.26%
Common	Other investors	9,190,581	42.79%

Total issued & outstanding		21,477,214	100%

(1)	Spouse of Mr. D. Lee, founder.

(2)	Issued for Tech-H acquisition in 2001.

(3)	Issued for LEK acquisition in 2004.

(4)	Issued to Tony HY Li, and Francis XH Zhang for KMC acquisition in 2006.

During the first quarter ended on 7/31/2008, certain equity shares and warrants were issued as a part of the Company business operations. See Item 2: Unregistered Sales of Equity Securities and Use of Proceeds, below, for details.

NOTE 20. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding as of July 31, 2008. Under the treasury stock method of SFAS #128 (Earning Per Share), the Company computed the diluted earning per share, as if all issued warrants were converted to common stock, and cash proceeds were used to buy back common stock. The following presents both basic and diluted earnings per share, for the two years ended on July 31, 2008 and 2007.

	Three Months Ended July 31, 2008	Three Months Ended July 31, 2007
Item

Profit	$3,477,473	$107,883
Number of Shares	21,198,903	19,824,875
Per Share - Basic	$0.164	$0.011

Effect of dilutive shares	745,998	540,994
Number of dilutive shares	21,944,901	20,365,869
Per Share - Diluted	$0.158	$0.011

NOTE 21. CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks located in Hong Kong and China. Cash balances in these foreign locations are not insured as they do in the U.S. In addition, there are times, when the Registrant’s cash deposits maintained at US banks located in the United States exceed federal government insured limits. As of July 31, 2008, and April 30, 2008, the Company had uninsured bank cash balances of $1,952,048 and $1,316,323 respectively.

Financial instruments that also potentially subject the Company to concentrations of credit risks are primarily trade accounts receivable and common stock of its investors. The trade accounts receivable are due primarily from clients in China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable. As discussed in Note 9, the Company does not believe that the carrying value of its investments is impaired at July 31, 2008.

NOTE 22. EMPLOYEE STOCK OPTION PLAN

The Company has no qualified Employee stock option plan. The Company issued two types of warrants, one for executives (warrant class D), and the other for directors (warrant class E). Only directors and senior executives are entitled to receive warrants, as compensations for their services. See Note 17, Stockholders’ Equity for reference.

Company shares in small amounts are offered to senior executives and selected employees to reward their excellent services.

During the current year, no warrants are converted to common shares. As of July 31, 2008, total warrants authorized under Class D and Class E are 1,100,000 units and 4,000,000 units, respectively. During the year ended July 31, 2008, total units of warrants (class D) issued and warrants (class E) issued are 600,000 units and 956,249 units respectively.

Information relating to warrants outstanding and exercisable at July 31, 2008 summarized by exercise price is as follows:

			Weighted		Number
Range of	Number of		Average	Weighted	Exercisable at		Weighted
Exercise	Outstanding at		Remaining	Average	July 31, 2008		Average
Price	July 31, 2008 (units)		Contractual Life	Exercise Price	(units)		Exercise Price

$3.00	Class D	Class E	4 Years	$3.00	Class D	Class E	$3.00
	600,000	956,249			600,000	956,249

During the current year ended July 31, 2008, the Company used its equity instruments to acquire or pay for services, other than directors’ services and reward senior executives. See Exhibits and subsequent events for details.

The following table summarizes two types of warrants (Class D and Class E) and exercise prices available to the prior Board Members, and some existing Board Members as of July 31, 2008. As of July 31, 2008 the numbers are the same as last year:

	Number of Warrants (D)	Number of	Warrants convertible
Name of Director, executive	issued and	Warrants (E) issued	price
	outstanding	and outstanding

Olmsted , former Director		7,500	$3.00
Leung, former Director(1)		181,250	$3.00
Lee, former Director		604,166	$3.00
Locke, former Director	120,000		$2.25
Kiang, Director		61,666	$3.00
Sheppard, former Director(1)		51,667	$3.00
Borich, Director		50,000	$3.00

Total units issued	120,000	956,249

1) Member of Board voluntarily resigned to observe that only American citizens may serve the Board.

NOTE 23. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

The Company leases its Seattle office under long-term, non-cancelable leases, expiring in September of 2010. The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises. Rental expenses for the quarters ended July 31, 2008 and 2007 were $4,906 and $14,081 respectively. The future minimum lease payments required under the operating leases is approx. $ 55,000

b) As a result of purchase of the 2 Mines (or L&L Coal), the Company is to inject approx. $6 million in cash, and to bring in mining technical skills to improve the existing mining operation, (or using its equity stock) in the next 2-3 years to contribute a total of approx. $7.8 million into the Mines operation China.

NOTE 24. SUBSEQUENT EVENTS

1.	The Company shares (symbol – LLFH) started trading at the OTC-BB Market in the US on 8/4/2008, with an opening price of $2.50/share.

2.	Company issued 400,000 shares (valued at $4.00 per share) to the 2 Mines (DaPuAn Mine and SuTsong Mine) on 8/12/2008 in accordance with the purchase agreement, as a loan to JV (L&L Coal Partners). As this is inter- company activities, the transaction is eliminated in the consolidation process when preparing its consolidated financial statements, except that there is an increase of the Company outstanding common shares.

3.	Dickson V. Lee, founder, became CEO of the Company on August 25, 2008.

4.	Per shareholders requests, on August 25, 2008 the Board of the Company approved to make a 6-months extension to all holders of the Company Warrants (Class A, B and C) expired on 8/1/2008. See Note 19 for details. As a result, the expiration date of the warrants will be deferred to 2/24/2009. It is expected that the possible effect of the extension would not be material to the Company.

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

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

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

Plan of Operations

As China does not substantial petroleum or natural gas reserves, different from that of the US, 71% of China energy is relying on coal. As China economy continues coal grow at high speed, supply of coal cannot meet the demand, thus drives coal prices upward in the recent years. This continuing demand of coal provides a leading, competitive edge for L&L energy operations, which is based on the coal rich region of Yunnan Province in the southwestern area of China. Yunnan’s strong infrastructure demands large quantities of steel, coke, and coal supplies in the next 3 years. As a result, the Company plans to expand its energy business via M&A existing operation to following government’s oligopoly policy that is to aim to eliminate many small inefficient coal mines, to increase operational efficiency and safety standards. The Company has entered 3 MOUs to acquire other energy related entities in Yunnan Province as of 7/31/2008, following its policy to continuously acquire and expand other profitable energy entities in China and other parts of the world. L&L is the US company, public listed in the US and is known to have organizational skills which most of the local small China miners do not have. To ensure its growth momentum, L&L is investing its time and resource to develop strategic relationship with large Japanese coal trading corporations, not only to learn Japan coal operating standards but also to take advantage of price differences of cokes between the (higher) international markets, and (lower) China domestic markets, following the Company international operation policy.

The Company seeks institutions capital funding to increase its business competitive advantages and to fund acquisitions. The Company registered the KMC and LSP investments with the Chinese government, and is in process to register the 2 Mines (“L&L Coal”) and recruit experienced managers to join in as executives, when financial resources become feasible.

Results of Operations

1) During the current quarter ended on July 31, 2008, the Company sales increased of approx. 50% to $12,376,463 as compared to $8,266,440 for the same period in 2007. This sales increase was mainly due to L&L Coal sales, KMC sales increase of coal operations incurred during the current quarter. As of 7/31/2008, coal sales represent approx. 86% of L&L total sales, increased from approx. 13% from the same period ended on 7/31/2007.

2) As of July 31, 2008, the Company controls 100% of KMC operations, 80.4% of LEK operations and 60% of L&L Coal operations. The Company's consolidated financial statements prepared in accordance with the US generally accepted accounting principles (US GAAP)., had removed minority interests from the profit belonging to the minority shareholders of LEK and L&L Coal, which are 19.6% and 40% respectively, from the Company’s net profit. Consequently, the Company consolidated results of operations appear to have a much lower profit margin than had the Company could reflect the entire operation profit as its bottom line. To reflect its true results of operation and improve its profit, the Company intents to acquire the entire equity of LEK and L&L Coal when it is feasible to do so.

Total Revenue:

The Company recorded revenue of $12,376,463 for the quarter ended July 31, 2008, comparing to $8,266,440 for the same period in 2007. The increase of $4,110,023 (or of 50%) for the quarter ended July 31, 2008 was a result of L&L Coal and KMC operation which contributed over $4 million and $6 of sales respectively in the current period. See Sales Segment Analysis details.

Total Operating expenses:

Total operating expense of $1,319,025 incurred in the period ended July 31, 2008, representing an increase of $541,148 (or 70%) as compared to $777,877 for the same period in 2007. The increase of total operating expenses is mainly due to the acquisition of L&L Coal operations.

Interest expenses:

Interest expenses of $136,442 for the period ended July 31, 2008, representing an increase of $73,017 (or 115%) from $63,425 for the same period in 2007. The increase reflected increasing bank loans of LEK and L&L Coal subsidiaries during the quarter, reflecting sales activities increase.

Minority Interest:

Minority interest for the period ended July 31, 2008 is $1,894,230, representing an increase of $1,706,273 (or 908%) from $187,957 for the same period in 2007. The increase of minority interest is due to the acquisition of L&L Coal.

Net Income:

Income increased by $2,700,389 (or 2,525%) to $2,807,324 during the current quarter, comparing to net income of $106,935 for the same period of 2007, as a result of L&L Coal sales and KMC coal sales increase during the current period.

Change in Liquidity and Capital Resources:

The following factors affected the Company’s liquidity status and capital resources:

Operating activities: Net cash provided by operating activities was $6,497,084 during the current period ended July 31, 2008. While in the same of period in 2007, the net cash provided by operating activities was $72,467. By comparing these two periods, it shows an increment of cash provided by operating activities of $6,424,617 (or 8,866%). The increment was mainly due to the combined effect of an increase of the current period operating profit of L&L Coal, KMC and LEK operations by $2,700,389, increase of minority interest by $7,782,195, and increase of accounts payable by $7,857,952; and decrease of account receivable of $4,639,846, and decrease of prepaid and other assets by 7,682,225. The Company's operating cash flow is highly dependent upon its ability to bill the L&L Coal, KMC and LEK sales and collect these billings in a timely manner.

Investing activities: Net Cash used in investing activities was $6,863,293 during the current period ended July 31, 2008, while $131,303 was generated during the same period in 2007. The increase of net cash used of $6,994,596 (or -5,327%) was due to the purchase of property and equipment, and purchase of intangible assets.

Financing activities: Net cash provided by financing activities was $432,124 during the current period ended July 31, 2008, while $486,717 was generated during the same period in 2007. It shows a decline of $54593 (or -11%), which was mainly due to less shareholders convert their warrants into L&L shares in 2008.

The current assets of the Company were $34,666,989 and $20,770,961 for the current period ended on July 31, 2008, and for the same period in 2007, respectively. The increase in current assets of $13,896,028 (or 67%) was primarily due to the increase of prepayment and other receivable of $8,443,015 as coal business of L&L Coal and KMC is hot thus can ask for cash prepayment, increase of account receivable of $4,597,903, increase of inventory of $784,215, and increase of cash of $336,145.

The current liabilities were $18,286,844 and $11,438,488 for the current period ended on July 31, 2008, and for the same period in 2007, respectively. The significant increase of the current liabilities by $6,848,356 (or 60%) was primarily due to the acquisition L&L Coal.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

The Company's current ratio (current assets divided by current liabilities, a ratio used to determine the Company's ability to pay its short-term liabilities) is 1.90 as of July 31, 2008 compared to 1.82 in the same period ended on July 31, 2007. As a general rule, the higher the current ratio, the more likely the Company will be able to pay its short-term bills.

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

Not recording value of coal reserves - On a conservative basis, the Company does not record value of 2 Mines' coal reserves which the Company has an exclusive right to excavate for commercial purposes and on a long term basis, evidenced by the exclusive government 2 mining licenses of the 2 Mines.

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

a) Pro Forma Net Income and Earning Per Share:

Under SFAS 123, the Company's net earnings, and earning per share are adjusted to the pro forma amounts for the quarter ended July 31, 2008, and 2007, as follows:

	(Per $ Thousand)
	3 months period ended	12 months period ended
	7/31/2008	4/30/2008
Net income - as reported	$3,477	$1,500
Stock-Based employee compensation
Expense included in reported net income, net of tax
Total stock-based employee compensation expense
determined, under fair- value-based method for
all rewards, net of tax

Pro forma net profit	$3,477	$1,500

The fair value of the options granted in the year ended July 31, 2008 was determined based on the minimum value method. That calculation assumed no dividends, 5 year lives and risk free interest rate of 3.25% .

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the quarters ended July 31, 2008 and 2007.

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

Contractual Obligations

During the quarter ended July 31, 2008, the contractual obligations are as follows:

1) A new, operational sub-lease of L&L Seattle office located at 130 Andover Park East, Suite 101, Seattle WA 98188 was entered on April 1, 2008. Lease will be terminated on September 30, 2010. The monthly office lease is $2,762.67, with a security deposit of $2,762.67.

2) A lease of L&L energy operational center located at 5th floor, Unida Bldg,, Kunming, Yunnan was entered in 2007 for a period of one and half years expires in December 2008. The entire lease is not renewable with approx $6,000 payment for the entire lease, made in advance in 2007.

The rent expense for the past quarters ended July 31, 2008 and 2007 were in the amounts of approx. $4,906 and $14,081 respectively.

3) See NOTE 23. COMMITMENTS AND CONTINGENCIES on page 20 for other disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

While our reporting currency is the U.S. dollar, 100% of our consolidated revenues and 100% of consolidated costs and expenses are denominated in Renminbi (“RMB”), with the balance denominated in U.S. dollars. Substantially all of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Despite the coal (energy) is in shortage of the growing China economy, leading upward movement of coal related prices, market risks do exist if the market situation changed.

Item 4. Controls and Procedures Evaluation of disclosure controls and procedures

The Company with the participation of its principal executive officer (“CEO”), and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company, its CEO, and CFO have concluded that the disclosure controls and procedures are effective as of 7/31/2008, covered by this report.

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

Changes in internal control over financial reporting

During the quarter ended 7/31/2008, covered by this Report, no changes were made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

In addition to the risk information contained in the following, the risk factors also include the reports we incorporated in Form 10-Q by reference. Each reader and investor should carefully read and consider these risk factors which may affect the Company’s future results and financial conditions.

1.	Risks Relating To The Company and it Business

The Registrant’s main business is operating in China. China is developing fast, but China has sophisticated, long history with complicated cultural traditions, which are vastly different from that of the US. The decision making process of China is different than that of the US, which becomes a major risk to the Company incorporated in the US. As China is still developing legal system, laws in China are not the same as the US. The coal business with US ownership controls is allowed in China. However the coal mining in China may subject to governmental influence and control. Potential industrial accidents, and mining safety are important a risk to the Company. Business activities conducted in China are not covered by the US Constitution, nor by the American judicial system. Any legal system reversal, social unrest in China could adversely affect the Company business, its financial conditions and results of operations.

As the Company entered into coal mining business, mining related industrial accidents do happen. It is Chinese government policy to improve mining safety to avoid accidents. The Company is reviewing the existing operational standards, including insurance coverage, and is in discussion with Japan coal mining companies and to recruit professional managers, trying to improve the QC standards of mining operation.

There are critical risks each investor needs to consider them seriously before making an investment in the Company.

2.	Ownership of Land, and Mining Rights.

Contrary to the out-right land ownership in the US, land in China is only leased to owners on a long term basis, ranging from 40 to 70 years. This is a system similar to the land lease in New Territory of Hong Kong, during the British colonization in Hong Kong, which ended in 1997. Currently, no law in China prohibits the continuing lease of the same land by the lessee after expiration of the lease.

Coal Mining licenses are the exclusive evidence for the coal mine’s mining rights approved by the Chinese government. Similar to the ownership of land, coal reserves are owned by the Chinese government which leases to a mining operation on a long term (normally 50years), an exclusive mining rights to operate the mine via a mining license. The government charges all mining operators a resources (usage) fee ranging from 2%-3% based on the value of the coal excavated from the ground. A coal mining licenses once issued is to be reviewed and renewed (normally) once a year.

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

The future success of L & L’s investments in China is dependent on the Company’s management team, including Chairman and CEO of the Company and its professional team, advisors, who speak the languages, understand culture differences of doing business internationally.

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

6.	Some Director and Officers may reside outside United States

Because the diversity of the Company's directors and officer(s) who may reside both inside and outside of the United States, it may be difficult for investors to enforce his or her rights against them or enforce United States court judgments against them if they live outside the US. After the consummation of the 2 mines (provisional named as L&L Coal Inc) acquisition, the KMC coal wholesales, and LEK operations, most of the Company's assets are located in China, outside of the United States. The Company will continue to acquire other energy related entities in China in the future. It may therefore be difficult for investors in the United States to enforce their legal rights, to affect service of process upon the Company's directors or officers, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of the Company's directors and officers under Federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws. Insurance Coverage in China

Despite the assets are generally insured, the Company has a very limited business insurance coverage in China. The insurance industry in China is still at an early stage of development. In particular, insurance companies in China offer limited business insurance products. As a result, the executives and managers of the Company only have limited one-year accident insurance coverage. No other business liability or disruption insurance coverage is available for the Company's operations in China, nor for the two Mines (under the provisional name of L&L Coal Partners), KMC, LEK and LSP subsidiaries in China. Any business disruption, industrial accidents in coal related operations, litigation or natural disaster might result in substantial costs and the diversion of resources.

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

Moreover, the Registrant is aware that the PRC State Administration of Foreign Exchange ("SAFE") SAFE on October 21, 2005 issued a new circular ("Circular 75"), effective November 1, 2005, which supersedes Circular 11 and Circular 29 ceased to be implemented. SAFE also issued a news release about the issuance of its Circular 75 to make it clear that China’s national policies encourage the efforts by Chinese private companies and high technology companies to obtain offshore financing. Circular 75 confirm that the uses of offshore special purpose vehicles (“SPV”) as holding companies for PRC investments are permitted as long as proper foreign exchange registrations are made with SAFE. As China starts to develop its legal system, additional legal, administrative, and regulatory rules and regulations become available on a on-going basis, which the Registrant may subject to comply in China. It is Chinese cultural, political practice to welcome friendly US investors, and it is China government practice not to vigorously enforce many SAFE matters if to enforce it at all. In China, many economic related rules if not being complied rigorously without bad intent, can often be amended and resolved on a case by case basis without severe penalty, as China believes society is ruled by People, not ruled by Law, to maintain a harmonious environment, which is vastly different from that of the US.

Despite the entire registration has not completed, the Registrant received an approval of from the Chinese government of L&L ownership of KMC and LSP as of July 31, 2008. The 2 coal mines (DaPuAn Mine and SuTsong Mine) recently acquired is in a process to prepare registration with the Chinese government, under a provisional name of L&L Coal Partner. While LEK investment being formulated in 2004 prior to the SAFE Circular, maybe grand-fathered out off the SAFE registration. It is unclear to what extent the regulations is applied to the Registrant, the Registrant believes that Circular 75 or other related Circular, or regulations may likely be further clarified by SAFE, in writing or through oral comments by officials from SAFE, or through implementation by SAFE in connection with actual transactions.

8.	Risks Associated with the Company’s Business Strategy Contemplating Growth May Need More Capital

As the Company continues to grow quickly, it requires capital infusions from the capital market . Under the strategies, the ability to grow through will depend on its availability of additional fund, suitable acquisition targets at an acceptable cost. The Registrant’s ability to compete effectively to reach agreement with acquisition targets on commercially reasonable terms to secure financing is critical and to attract professional managers are critical to the Registrant success. The benefits of an acquisition may take considerable time to develop and we cannot assure investors that any particular acquisition or joint venture will produce the intended benefits. Moreover, the identification and completion of these transactions may require us expend significant management and other resources.

9.	The Company Acquisition Strategy May Result In Dilution To Its Stockholders

The Company business strategy calls for strategic acquisition of other coal related businesses. In the past, the acquisitions of KMC and LEK the Company issued 485,592 common shares and 1,708,283 common shares respectively as consideration for these two purchases. There are 400,000 shares issued to the 2 Mines (under the provisional name of L&L Coal Partners) on 8/12/2008. It is anticipated that future acquisitions will require cash and issuances of L&L capital stock, including our common stock, warrants, preferred shares, or convertible bonds in the future. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing from either the public sector, or private financing. Equity financing would result in dilution for our then current stockholders. Stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our stockholders at the time(s) of these stock issuances and financings. Availability of significant amounts of our common stock for sale could adversely affect its market price.

As of July 31, 2008, there were approximately 21,477,214 shares of our common stock outstanding with certain amount of warrants issued. Please refer to the Statement of Shareholders Equity for details.

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

We also expect these developments in additional to the existing securities rules and regulation to make it more difficult and more expensive for the Company to attract and retain additional members of the board of Directors (both independent and regular ones), and additional executive officers especially a recruitment of a full time CFO. In the worst case, at the expenses of increasing securities laws and regulations, the Company may not be able to continue to maintain its status as a US public company, and may need to seek listing in a market outside the United States, such as Hong Kong Stock Exchange among others foreign exchanges, or become a private company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter ended 7/31/2008, the following small un-registered sales of equity securities incurred. There is no paid agent or commission involved.

1)	Certain shares are issued to an arm’s- length family trust on 6/28/2008. Proceed is used for operations. See Exhibit 1.1 of this filing.

2)	Certain warrants issued to a departed CFO, Gene Bennett on 6/12/2008 with no cash received. See Exhibit 1.2

3)	Certain warrants are issued to CCGIR in lieu of service fee on 5/22/2008 for CCGIR. See Exhibit 1.3.

4)	Certain shares are issued as consultant fee, with convertible warrants is issued to Crossway Partners Master Fund LP. See Exhibit 1.4.

5)	Certain shares are issued to L&L Coal Partners (2 coal mines) on 8/20/2008. See Note 3, Business Combination, to the financial statements.

Item 3. Defaults Upon Senior Securities None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information None.

Item 6. Exhibits

Exhibit	Description
number

3.1	Certificate of Amendment to Articles of Incorporation (Change name to L&L International Holdings, Inc. in March 2008)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Statement of an un-registered sales of stock to a arm-length family trust

99.2	Statement of issuance of certain warrants to a departed CFO, Gene Bennett.

99.3	Statement of issuance of warrants in lieu of fee payment to CCGIR

99.4	Agreement of issuance of shares to Crossway Partners Master Fund LP, with warrant option to purchases

99.5	Amendment of the purchase contract of the two Mines (DaPuAn Mine & SuTsong Mine)

Reports on Form 8-K filed during the first quarter ended July 31, 2008:

i)	Form 8-K filed on 5/8/2008 disclosing the resignation of former CFO, Gene M. Bennett.

ii)	Form 8-K filed on 5/23/2008 disclosing the Company’s presentation of its operations at the All-Cap All- China Conference sponsored by Brean Murray Carret & Co. in New York on Monday, May 19, 2008.

iii)	Form 8-K filed on 6/18/2008 disclosing the Company entered into joint venture with two coal mines (DaPuAn Mine & SuTsong Mine).

iv)	Form 8-K filed on 8/13/2008 disclosing the independent audit reports of pre-acquisition financial conditions of the two Mines acquired in May 2008.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L&L INTERNATIONAL HOLDINGS, INC.

Date: September 12, 2008	By:	/S/ Dickson V. Lee

	Name:	Dickson V. Lee, CPA
	Title:	CEO

10-Q EXHIBIT INDEX

     Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosure made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company's actual state of affairs at the date hereof and should not be relied upon.

Exhibits:

Exhibit	Description
number

3.1	Certificate of Amendment to Articles of Incorporation (Change name to L&L International Holdings, Inc. in March 2008)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Statement of an un-registered sales of stock to a arm-length family trust

99.2	Statement of issuance of certain warrants to a departed CFO, Gene Bennett.

99.3	Statement of issuance of warrants in lieu of fee payment to CCGIR

99.4	Agreement of issuance of shares to Crossway Partners Master Fund LP, with warrant option to purchases

99.5	Amendment of the purchase contract of the two Mines (DaPuAn Mine & SuTsong Mine)

####