Form 10-Q
period 2008-10-31
L & L INTERNATIONAL HOLDINGS, INC
filed 2008-12-22
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ——————————

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE FIRST QUARTER ENDED ON October 31, 2008

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

Company's telephone number, including area code: (206) 264-8065

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2008 there were 22,154,882 shares of common stock outstanding, with par value of $0.001.

	L & L INTERNATIONAL HOLDINGS, INC.

	Form 10-Q Quarterly Report

	Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets
	As of October 31, 2008 (unaudited) and April 30, 2008	3
	Consolidated Statements of Income (unaudited)
	For the Three Months and Six Months Ended October 31, 2008 and 2007	4
	Consolidated Statements of Cash Flow (unaudited)
	For the Six Months Ended October 31, 2008 and 2007	5
	Notes to the Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.Risk Factors		25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

Signatures		29
Index to Exhibits		30

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

L & L INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	10/31/2008	4/30/2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalent	$4,852,656	$1,316,323
Accounts receivable, net	13,516,296	6,604,692
Notes receivable	-	78,356
Prepayments	6,095,539	3,274,650
Other receivable	6,116,679	5,591,140
Inventories	4,804,953	3,860,022
Due from minority mine owners	4,300,000	-

Total current assets	39,686,123	20,725,183

Property and equipment, net	6,873,012	2,547,471
Goodwill	1,591,704	1,591,704
Intangible assets, net	2,507,331	-
Other receivable	597,140	-
Due from minority shareholders	4,313,071	4,313,071
Investments	78,507	479,434

Total long term assets	15,960,765	8,931,680

TOTAL ASSETS	$55,646,888	$29,656,863

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,170,878	$1,292,634
Accrued and other liabilities	1,183,828	255,610
Taxes payable	2,911,162	3,563,809
Customer deposits	3,952,222	1,058,285
Bank loan and bank line of credit	397,361	2,274,430
Due to shareholders	892,916	680,062

Total current liabilities	14,508,367	9,124,830

LONG-TERM LIABILITY
Long term payable	3,000,000	-

Total long-term liability	3,000,000	-

MINORITY INTEREST	17,371,000	7,868,355

STOCKHOLDER'S EQUITY:
Preferred stock, no par value, 2,500,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 120,000,000 shares authorized, 22,154,882 and
21,059,714 shares issued and outstanding at October 31, 2008 and April 30, 2007,
respectively	22,155	21,060
Paid-in Capital	12,156,967	9,978,810
Deferred stock compensation	(84,667)	(105,667)
Foreign currency translation	670,583	100,339
Retained Earnings	8,002,483	2,669,136

Total stockholders' equity	20,767,521	12,663,678

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,646,888	$29,656,863

The accompanying notes are an integral part of these unaudited financial statements.

L & L INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For The Three Month Periods		For The Six Month Periods
	Ended October 31,		Ended October 31,
	2008	2007	2008	2007

REVENUES
Net Sales	$11,310,485	$7,805,082	$23,686,948	$16,071,522

Cost of Goods Sold	5,088,726	6,739,946	11,194,285	13,888,370
Consulting Expenses	144,762	25,122	340,125	52,633

Total Cost of sales	5,233,488	6,765,068	11,534,410	13,941,003

Gross profit	6,076,997	1,040,014	12,152,538	2,130,519

OPERATING COSTS AND EXPENSES:
Salaries & wages	512,600	325,179	813,780	592,660
Selling / General and administrative expenses	976,100	371,158	1,993,945	881,554

Total operating expenses	1,488,700	696,337	2,807,725	1,474,214

INCOME FROM OPERATIONS	4,588,297	343,677	9,344,813	656,305

OTHER EXPENSES/(INCOME):
Interest Expense	95,878	53,254	232,320	116,679
Other Expenses / (income)	12,941	(101,714)	(68,539)	(147,403)

Total other expenses/(income)	108,819	(48,460)	163,781	(30,724)

INCOME BEFORE MINORITY INTEREST	4,479,478	392,137	9,181,032	687,029
LESS: MINORITY INTEREST	1,953,455	68,844	3,847,685	256,801

NET INCOME	$2,526,023	$323,293	$5,333,347	$430,228

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	434	149,419	570,244	257,302

NET COMPREHENSIVE INCOME	$2,526,457	$472,712	$5,903,591	$687,530

INCOME PER COMMON SHARE – basic	$0.12	$0.02	$0.27	$0.04

INCOME PER COMMON SHARE – diluted	$0.11	$0.02	$0.27	$0.04

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – basic	21,987,912	19,869,610	21,671,211	18,486,601

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – diluted	22,386,910	19,987,885	22,070,209	19,024,968

The accompanying notes are an integral part of these unaudited financial statements.

L&L INTERNATIONAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Month Periods Ended
	October 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,333,347	$430,228
Adjustments to reconcile net income to net cash provided by (used in)
operating activities
Add: Minority interest income	3,846,101	(1,724,246)
Provided by (used in) operating activities:
Depreciation and amortization	153,300	59,655
Amortization for deferred compensation	21,000	21,000

Changes in assets and liabilities (net of business acquisition):
Accounts receivable	(6,911,604)	725,456
Notes Receivable	78,356	-
Inventory	(944,931)	(1,788,955)
Prepaid and other assets	(7,646,428)	(2,708,206)
KMC - mining right	(597,140)	-
Accounts payable	3,878,244	(582,951)
Customer Deposit	1,677,792	2,382,064
Accrued liabilities and other liabilities	1,141,072	229,976
Long-term payable	3,000,000	-
Taxes payable	(652,647)	(136,534)

Net cash (used in)/provided by operating activities	2,376,462	(3,092,513)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,478,841)	-
Purchases intangible assets	(2,507,331)	-
Change in investments	400,927	155,418

Net cash (used in)/provided by investing activities	(6,585,245)	155,418

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales and subscriptions(net)	2,179,252	2,817,263
Increase in minority interest due to acquisition	5,255,351
Net borrowings/ repayments on bank line of credit	(660,924)	520,029

Net cash provided by financing activities	6,773,679	3,337,292

FOREIGN CURRENCY TRANSLATION	971,437	41,536

INCREASE IN CASH & CASH EQUIVELENTS	3,536,333	441,733

CASH & CASH EQUIVELENTS, BEGINNING OF YEAR	1,316,323	885,229

CASH & CASH EQUIVELENTS, END OF PERIOD	$4,852,656	$1,326,962

SUPPLEMENTAL NON CASH FLOW INFORMATION:
INTEREST PAID	$ $

INCOME TAX PAID	$ $

NON-CASH INVESTING AND FINANCING ACTIVITY:
Company issued 400,000 shares to acquire 60% interest in L&L Coal Partners	$1,600,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

L & L INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED October 31, 2008 AND 2007 (Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L International Holdings, Inc. (the “Company”) is a Nevada corporation company, and is located in Seattle, Washington. The Company started in 1995, is in the coal (energy) related business as of October 31, 2009. Coal sales both from coal production and coal wholesales, represented majority of its consolidated sales for the quarter ended October 31, 2008. The Company conducts its coal (energy) operations in China. The coal (energy) operations operated in Yunnan province, southwest China, consists of the KMC coal wholesale business, and interest in 2 coal mines (DaPuAn mine and SuTsong Mine, provisional name L&L Coal Partners, “2 Mines”) operations acquired with effective date on May 1, 2008.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial information - The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six month period ended October 31, 2008 may not necessarily indicative of the results of operations which might be expected for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended April 30, 2008.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, and its 100% ownership of KMC subsidiary, 80.4% ownership of the LEK subsidiary, and 60% of operations of the 2 Mines. All significant inter-company accounts and transactions are eliminated.

Business Segment – For the current quarter ended October 31, 2008, the Company has 2 distinctive business segments; coal (energy), and air compressor. Sales of the Company are mainly generated from its coal (energy) operations, which represented 86% of the Company’s total consolidated income, and LEK air compressors income represented 14% of the total sales of the Company.

Revenue Recognition – The Company’s revenue recognition policies are in compliance with Staff accounting bulletin 104, which stipulates recognition of revenue when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

New accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and, c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

NOTE 3. BUSINESS CONBINATION

The Company owns majority equity controlling interest of the DaPuAn Coal Mine and SuTsong Mine under the provisional name of L&L Coal Partners (the “2 Mines”, or “L&L Coal”). The 2 Mines were acquired during the six month ended October 31, 2008.

The acquisition of the 2 Mines effective on May 1, 2008, is based on a purchase agreement. As a result, the Company receives majority (60%) equity controlling interest of the 2 Mines located in Yunnan Province, a coal rich region of China. The 2 Mines are physically located near the KMC coal wholesale operations. The consideration of the 60% equity acquisition of the 2 Mines is approx. $7.8 million, based on approx. $13.1 million net equity of the 2 Mines as of May 1, 2008 (the acquisition date).The purchase price of the acquisition contract $7,883,056 is to be paid in 2 years.

In accordance with the purchase agreement, the Company issued 400,000 shares to the prior shareholders of 2 Mines on August 12, 2008.

A summary of the assets acquired and liabilities assumed in the acquisition is as follows:

May 1, 2008

Cash	$706,670
Accounts Receivable	1,062,323
Other Receivable and Prepayment	5,531,252
Inventories	417,755
Fixed Assets	4,554,696
Intangible Asset	2,442,857

Total Assets	14,715,553

Accounts Payable	207,725

Other Payable	1,369,401

Net assets	13,138,427
Net assets acquired (60%)	$7,883,056

Purchase consideration (in shares & cash)	$7,883,056

The Company owns exclusive coal mining rights on the 2 Mines coal reserve. The rights are authorized by the government, evidenced by the mining licenses of the 2 Mines. The exclusive mining rights are recorded as intangible assets as amounting to $2,507,331.

NOTE 4. ACCOUNTS RECEIVABLE

The account receivable balances, relating to the trade accounts consist of:

		10/31/2008			4/30/2008

		Bad debt	Account		Bad debt	Account
Item	Amount	provision	receivable, net	Amount	provision	receivable, net

Within credit term (1)	$10,889,906	0	$10,889,906	$3,216,702	0	$3,216,702
Exceeding due day 1 to 30
days	993,894	(62,332)	931,562	1,214,580	(60,729)	1,153,851
Exceeding due day 31 to
180 days	2,558,859	(864,031)	1,694,828	2,978,853	(744,714)	2,234,139
Exceeding due day 181
days (2)	658,891	(658,891)	0	739,048	(739,048)	0

Total	$15,101,550	$1,585,254	$13,516,296	$8,149,183	($1,544,491)	$6,604,692

(1)	Based on Chinese business custom, the Company grants approx 30-60 days credit term for their customers.

(2)	The receivable would normally be collected within the 180 days.

NOTE 5. NOTES RECEIVABLE

The notes receivables incurred for the LEK trade activities, in relation to the LEK air compressor selling business. These note receivables are to be collected from its Clients. The notes receivable balance as of April 30, 2008 was $78,356. There was no balance outstanding as of October 31, 2008.

NOTE 6. PREPAYMENT

Majority of the prepayment was paid by the KMC to its coal suppliers based on the general industry practice.

Item	10/31/2008	4/30/2008
Prepayments	$6,095,539	$3,274,650

NOTE 7. OTHER RECEIVBALE

Other receivable consist of the following:

Item	10/31/2008	4/30/2008
Receivable- KMC right sale (1)	$833,333	$1,857,547
Other Receivables - Short Term Loans	4,281,254	3,733,593
Advance to Employees	1,002,092	-

Total	$6,116,679	$5,591,140

(1) In April of 2007, KMC sold its ownership of a mining-access-right of Da-Ya-Ko mine for $2.5 million to be collected over a three year period starting 2007; $ approx $0.8 million is outstanding to be collected within a year, while $0.6 million will be collected after one year.

NOTE 8. DUE TO MINORITY MINE OWNERS

The 2 mines has approx $4.3 million short term loan to the original owners, shown as due to minority mine owners for the second quarter ended October 31, 2008.

NOTE 8. INVENTORIES

Inventories consist of the following:

Item	10/31/2008	4/30/2008

Air Compressor Operations:
Raw Materials	$745,591	$726,418
Less: Obsolescence Provision	(188,099)	(183,262)

Raw Materials, net	$557,492	$543,156
Semi-finished Products	1,066,299	1,038,879
Work in Progress	579,258	543,465
Finished Goods	462,367	398,032

Subtotal:	2,665,416	2,523,532
Coal Operations:
Fine Coal	2,099,450	1,297,255
Steel	16,089	15,676
Software	23,998	23,559

Subtotal:	2,139,537	1,336,490

Total Inventory	$4,804,953	$3,860,022

NOTE 9. PROPERTY AND EQUIPMENT

Detailed property and equipment consisted of the following:

Item	10/31/2008	4/30/2008

Building	$1,049,547	$1,022,559
RuiLi Project (property, at cost) (1)	400,687	400,687
Machinery	7,166,671	1,784,184
Furniture, fixtures & Office equipment	138,861	135,568
Vehicles	131,393	110,132
Leasehold improvements	27,524	27,524

Sub-total	8,914,683	3,480,654
Less: accumulated depreciation	(2,041,671)	(933,183)

Property and equipment, net	$6,873,012	$2,547,471

(1) The Company acquired the land of 2 parcels and a resort property paid approx. $400,687 from Ms. Yong Peng, to offset her 2 outstanding loans of $367,948 due to the Company. The properties located at RuiLi city, Yunnan, China.

NOTE 10. GOODWILL

The amount of $1,591,704 represents the additional value related to the brand name, marketing channels and technical knowhow of the LEK subsidiary when acquired in 2006. The amount is consistent through the years as there is no impairment of LEK’s brand name and marketing channels for air compressors as of 10/31/2008.

NOTE 11. INTANGIBLE ASSETS

The amount of $2,507,331 represents the exclusive mining rights of the 2 Mines which acquired in the first quarter ended 7/31/2008. The Company recorded the amount as a result of acquisition of the 2 Mines on May 1, 2008. See Note 3, Business Combination for details.

Contrast to the US, all land and coal reserve in China are technically owned by government, not by people. It is government policy to grant a 50-year exclusive mining right to a mine owner, which can be extended upon reaching the 50 year period. The amortization expense for the six moth period ended amounts to approximately $25,000.

NOTE 12. LOANS DUE FROM A LEK CORPORATE SHAREHOLDER AND ITS AFFILIATES

Historically, there are 2 loans made by LEK shareholders who borrowed money from LEK before 2004. The Company inherited the loans when it acquired LEK in 2004. The transactions are recorded as related party transactions (See Note 16, below). A table below is made to indicate detailed amounts.

Item	10/31/2008	4/30/2008

Liuzhou No. 2 air compressor Co, Ltd. (1)	$2,720,737	$2,720,737
FLUID-MEC International Holdings Co. (2)	1,592,334	1,592,334

Total	$4,313,071	$4,313,071

(1) When the Company acquires LEK, LEK assets included a loan of approximately $3,085,440 due from a company which owns a minor share of LEK. The loan amount is fully secured by assets of a land usage right (valued at $5,413,402 by an independent China evaluation firm), and a commercial properties valued at $2,780,387 owned by this corporate entity. The loan allows the Company to take physical possession of the properties with a security agreement, and its rental income (approx. $284,000 per annum) as its interest payment of 9% per annum.

(2) LEK loaned approx. $1,266,142 to a third party corporate borrower, who is a minor shareholder of LEK. The term loan is due in December, 2008, is charged with 2% fixed interest and is guaranteed by its shareholders.

NOTE 13. INVESTMENTS

There are 2 investments totaling $78,507 as of October 31, 2008, which consists of a minority, non-controlling interests in Tech-H (19.5) and minority (5%) investment made by LEK subsidiary. These investments were accounted for under the equity method as at October 31, 2008

NOTE 14. ACCRUALS AND OTHER LIABILITIES

The balances consisted of various operational activities, as follows:

Item	10/31/2008	4/30/2008

Payables	265,084	879
Other Payable	487,846	97,616
Paid in advance	$2,527	($2,930)
Bills Payable	-	61,571
Salaries & Welfare Payable	327,298	-
Other short term Liabilities	101,073	98,474

Total	$1,183,828	$255,610

(1) Other liabilities included employees’ social insurance, prepaid rental deposit, and other loans with some other companies. All the liabilities have no repayment terms. They are miscellaneous short term accruals due to month early end cut-off dates. They are not notes payable. These accruals are to be paid off in the next month.

NOTE 15. BANK LOAN AND BANK LINE OF CREDIT

Bank loan and bank line of credits are summarized as follows:

Items	10/31/2008	4/30/2008

Bank loans
LEK subsidiary (1)	$ -	$2,274,430
L&L Coal	397,361	-

Total	$397,361	$2,274,430

NOTE 16. SEGMENT INFORMATION

The Company operations consist of 2 (2) distinct segments, a) the coal (energy) operations including the KMC coal wholesale, and the 2 Coal Mines, and b) the air compressors operations.

1) Sales Segment:

For the current quarter ended on October 31, 2008, the Company sales are generated from its coal (energy) operations, representing 91% of the Company total consolidated income. LEK air compressors income is less than 10% of sales of the Company, thus L&L has only one sales segment which is related to coal operations.

Coal (energy) related business is the Company’s core sale segment.

Following is the summary of information by segment:

Net revenue

	10/31/08	10/31/07

Air Compressor-LEK	$2,776,018	$4,343,060
Energy-KMC	7,239,226	11,728,461
L&L Coal	13,671,704	-
L&L	-	-

Total	$23,686,948	$16,071,521

Income (loss) from
operations

	10/31/08	10/31/07

Air Compressor-LEK	$71,137	$327,346
Energy-KMC	427,600	611,485
L&L Coal	9,686,641	-
L&L	(840,563)	(282,526)

Total	$9,344,815	$656,305

Net income (loss)

	10/31/08	10/31/07

Air Compressor-LEK	$69,138	$238,136
Energy-KMC	379,947	481,747
L&L Coal	5,743,870	-
L&L	(859,609)	(289,655)

Total	$5,333,347	$430,228

Depreciation and
amortization expense

	10/31/08	10/31/07

Air Compressor-LEK	$104,347	$47,721
Energy-KMC	14,831	6,755
L&L Coal	28,943	-
L&L	5,179	5,179

Total	$153,300	$59,655

2) Geographic Segment:

During the quarter ended on October 31, 2008, the Company operates in 2 geographic regions; a) in China, and b) in the US. However, all income of the Company is generated in China region from the 2 Mines contributing sales of $7,206,402, and KMC subsidiary contributing sales of $3,038,547. Both mine operations are located in Yunnan Province, China.

During the current quarter, there is no concentration of coal operations and air compressor operations with any of its customers, suppliers, and accounts receivable.

3) Segment by Assets:

The Company’s assets consist of the following:
				L&L International Holdings, Inc.
					(In $ Per Thousand)
Assets			10/31/2008						4/30/2008

				2	Consolidated					Consolidated
	L&L	LEK	KMC	Mines	(2)%		L&L	LEK	KMC	(2)%

Cash	43	373	402	4,035	4,853	9	68	368	880	1,316	4
Receivables (1)	0	5,228	2,390	5,898	13,516	24	0	6,180	502	6,682	23
Prepayment	260	1,516	7,830	7,503	17,109	31	243	2,811	5,813	8,867	30
Inventories	0	2,665	1,552	588	4,805	9	0	2,524	1,336	3,860	13
PP&E	409	2,019	72	4,373	6,873	12	412	2,075	61	2,548	9
Goodwill	0	1,592	0	0	1,592	3	0	1,592	0	1,592	5
Intangible Assets	0	0	0	2,507	2,507	5	0	0	0	0	0
Loan from	0	4,313	0	0	4,313	8	0	4,313	0	4,313	15
shareholder
Investment	6	72	0	0	78	0	208	71	200	479	2

Total Assets	718	17,778	12,246	24,904	55,646	100	931	19,934	8,792	29,657	100

Asset %	2%	32%	22%	44%			4%	66%	30%
Capital	(398)	(2)	-	6,985	6,585		(7)	(8)		(15)
Expenditure
Capital	(6%)	-	-	106%	100%		(47%)	(53%)		(100%)
Expenditure %

NOTE 17. RELATED PARTY TRANSACTIONS

a) Founder of the Company provides cash advances and has voluntarily deferred taking his salary to help the Company since 2004. In addition, the Company receives a $150,000 personal credit line from founder, who applied the personal credit line from United Commercial Bank using his credit. His personal credit line is secured by founder’s house located at Kent, Washington. The personal credit line starting on June 20, 2007 is on a one year, renewable basis with an adjustable interest rate of approx. 6% per annum imposed by the Bank. Monthly interest of the credit line is paid by the Company, founder does not charge any interest to the Company for using his personal credit line.

Item	10/31/2008	4/30/2008

Due to controlling shareholder	$892,916	$680,062

b) Historically, there are 2 loans made to the LEK minority shareholders by LEK . The Company inherited the loans when it acquired LEK in 2004.

Item	10/31/2008	4/30/2008

Liuzhou No. 2 air compressor Co, Ltd. (1)	$2,720,737	$2,720,737
FLUID-MEC International Holdings Co. (2)	1,592,334	1,592,334

Total	$4,313,071	$4,313,071

(1) When the Company acquired LEK, LEK assets included a loan of approximately $3,085,440 due from a company which owns a minority share of LEK. The loan amount is fully secured by assets of a land usage right valued and a commercial properties owned by this corporate entity. The loan allows the Company to take the rental income of the commercial properties (approx. $284,000 per annum) as its interest payment (equivalent to approx 9.3% per annum). (2) LEK loaned approx. $1,266,142 to a third party corporate borrower, who is a minority shareholder of LEK. The term loan is due in December 2008, is charged with 2% fixed interest and is guaranteed by its shareholders.

c) Original owners of the 2 Mines made a $4 million short term loans for approx. 60 days. The loan is secured by its share of 2 Mine ownership of the new JV, bearing an interest of 7% per annum. It is expected that the loan will not affect the mining operations.

NOTE 18. STOCKHOLDERS’ EQUITY

Historically, the Company offered its common shares with warrants in private placements under the Reg. D to the US accredited investors, to gain capital for acquisition activities in China in 2003 and 2004. The initial PPM offered at $2.50 per share with a warrant convertible at the same price.

On July 14, 2004, the Company began to issue warrants at $1.25 per unit to raise capital through a private placement. Each unit of the warrant gives the holder the right to purchase the Company’s common stock at $2.00 per share. The Company has authorized the issuance of 800,000 warrants for this offering. For the year ended April 30, 2007, the Company has issued 285,000 units of warrants for $356,250.

On August 20, 2008, the Company issued 400,000 shares (valued at $4.00 per share) to the prior shareholders of 2 Mines (DaPuAn Mine and SuTsong Mine) as part of payment based on the purchase agreement related to the acquisition of 60% of a new joint venture. See note 3 for details.

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

The table below summarized the Company’s major warrants activities:
			Beginning				Warrants	Ending
			balance	Activities Accumulated			Expired	balance

	Issuance
Type of Warrants	Date	Authorized	5/1/2008	Issuance	Split	Conversion	10/31/2008	10/31/2008

		(Units)	(Units)	(Units)	(Units)	(Units)		(Units)
Warrants (class A) *
Re: Warrants on PPM exercise
price @US$2.50	2-2003	2,000,000	1,253,244	-	-	(12,000)	-	1,241,244

Warrants (class B) *
Re: Warrants on PPM exercise
price @US$3.00	2-2004	1,000,000	204,593	-	-	(5,001)	-	199,592

Warrants (class C) *
Re: Premium of US$1.25 with
exercise price @US$2.00	7-2004	1,000,000	486,373	-	-	-	-	486,373

Warrants (class D) (1)
Re: Executive
exercise price @US$2.25	5-2004	1,100,000	120,000	-	-	-	-	120,000

Warrants (class E) (1)
Re: Director
exercise price @US$3.00	5-2004	4,000,000	956,249	-	-	-	-	956,249

Total		9,100,000	3,020,459	0	0	(17,001)	-	3,003,458

* The stock prices are pre-split (3-for-1split) price.

(1) See Note 21, Employee Stock Option Plan, for warrants (class D and Class E) issued to executive and director compensations.

During the second quarter ended on 10/31/2008, certain equity shares and warrants were issued as a part of the Company business operations.

Following is a summary of the status of warrants outstanding at October 31, 2008:

Range of	Total	Weighted Average	Total Weighted	Warrants	Weighted
Exercise	Warrants	Remaining Life	Average Exercise	Exercisable	Average
Prices	Outstanding	(Years)	Price		Exercise Price

$ 0.67-1.00	1,927,209	0.32	0.81	1,927,209	0.81
$ 2.50-3.00	1,076,249	7.4	2.92	1,076,249	2.92

NOTE 19. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding as of October 31, 2008. Under the treasury stock method of SFAS #128 (Earning Per Share), the Company computed the diluted earning per share, as if all issued warrants were converted to common stock, and cash proceeds were used to buy back common stock. The following presents both basic and diluted earnings per share, for the six month periods ended on October 31, 2008 and 2007.

	Six Months Ended	Six Months Ended
Item	October 31, 2008	October 31, 2007

Profit	$5,903,591	$687,530
Number of Shares	21,671,211	18,486,601
Per Share - Basic	0.27	0.04

Effect of dilutive shares	398,998	538,367
Number of dilutive shares	22,070,209	19,024,968
Per Share - Diluted	0.27	0.04

NOTE 20. CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks located in Hong Kong and China. Cash balances in these foreign locations are not insured as they do in the U.S. In addition, there are times, when the Company’s cash deposits maintained at US banks located in the United States exceed federal government insured limits. As of October 31, 2008, and April 30, 2008, the Company had uninsured bank cash balances of $4,852,656 and $1,316,323 respectively.

Financial instruments that also potentially subject the Company to concentrations of credit risks are primarily trade accounts receivable and common stock of its investors. The trade accounts receivable are due primarily from clients in China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable.

NOTE 21. EMPLOYEE STOCK OPTION PLAN

The Company has no qualified Employee stock option plan. The Company issued 2 types of warrants, one for executives (warrant class D), and the other for directors (warrant class E). Only directors and senior executives are entitled to receive warrants, as compensations for their services.

During the current year, no warrants are converted to common shares. As of October 31, 2008, total warrants authorized under Class D and Class E are 1,100,000 units and 4,000,000 units, respectively. During the period ended October 31, 2008, total units of warrants (class D) issued and warrants (class E) issued are 600,000 units and 956,249 units respectively.

Information relating to warrants outstanding and exercisable at October 31, 2008 summarized by exercise price is as follows:

	Number of		Weighted		Number
Range of				Weighted			Weighted
	Outstanding at		Average		Exercisable at
Exercise				Average			Average
	October 31, 2008		Remaining		October 31, 2008
Price				Exercise Price			Exercise Price
	(units)		Contractual Life		(units)

	Class D	Class E			Class D	Class E

$3.00	120,000	956,249	4 Years	$3.00	120,000	956,249	$3.00

During the current year ended October 31, 2008, the Company used its equity instruments to acquire or pay for services, other than directors’ services and reward senior executives.

The following table summarizes 2 types of warrants (Class D and Class E) and exercise prices available to the prior Board Members, and some existing Board Members as of October 31, 2008. As of October 31, 2008 the numbers are the same as last year:

	Number of Warrants (D) issued	Number of Warrants (E)	Warrants exercise
Name of Director, executive	and outstanding	issued and outstanding	price

Olmsted , former Director	-	7,500	$3.00
Leung, former Director(1)	-	181,250	$3.00
Lee, former Director	-	604,166	$3.00
Locke, former Director	120,000	-	$2.25
Kiang, Director	-	61,666	$3.00
Sheppard, former Director(1)	-	51,667	$3.00
Borich, Director	-	50,000	$3.00

Total units issued	120,000	956,249

1) Member of Board voluntarily resigned.

NOTE 22. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

The Company leases its Seattle office under long-term, non-cancelable leases, expiring in September of 2010. The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises. Rental expenses for the quarters ended October 31, 2008 and 2007 were $16,095 and $6,239 respectively. The future minimum lease payments required under the operating leases is approx. $ 66,000.

b) As a result of purchase of the 2 Mines (or L&L Coal), the Company is to inject approx. $6 million in cash, and to bring in mining technical skills to improve the existing mining operation, (or using its equity stock) in the next 2 years to contribute a total of approx. $7.8 million into the Mines operation China. As a result, the Company issued 400,000 shares (valued at $4.00 per share) to the 2 Mines (DaPuAn Mine and SuTsong Mine) on 8/20/2008.

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

Plan of Operations

As China does not substantial petroleum or natural gas reserves, different from that of the US, 71% of China energy is relying on coal. As China economy continues coal grow at high speed, supply of coal cannot meet the demand, thus drives coal prices upward in the recent years. This continuing demand of coal provides a leading, competitive edge for L&L energy operations, which is based on the coal rich region of Yunnan Province in the southwestern area of China. Yunnan’s strong infrastructure demands large quantities of steel, coke, and coal supplies in the next 3 years. As a result, the Company plans to expand its energy business via M&A existing operation to following government’s oligopoly policy that is to aim to eliminate many small inefficient coal mines, to increase operational efficiency and safety standards. The Company has entered 3 MOUs to acquire other energy related entities in Yunnan Province in July of 2008, following its policy to continuously acquire and expand other profitable energy entities in China and other parts of the world. Due to the unexpected Wall Street financial crisis, happened in the summer of 2008, the US liquidity is dried up which resulting a delay of the Company funding process. It is the Company’s plan to focus on funding while upgrading its team by inviting additional qualified professionals to help growth. L&L is a US company, public listed in the US OTC-BB market since 8/4/2008. L&L is known to have organizational skills and visions to upgrade the coal mining standards, which most of the local small China miners do not have. To ensure its growth momentum, L&L is investing its time and resource to develop strategic relationship with large Japanese coal trading firms, not only to learn the high standards of Japan coal operations but also to take advantage of price differences between the higher international coal markets, and lower China domestic markets, following the Company international operational policy.

The Company seeks institutions capital funding to increase its business competitive advantages and to fund acquisitions. The Company registered the KMC and LSP investments with the Chinese government, and is in process to register the 2 Mines (“L&L Coal”) and recruit experienced managers to join in as executives, when financial resources become feasible.

Results of Operations

1) During the current quarter ended on October 31, 2008, the Company sales increased of approx. 45% to $11,310,485 as compared to $7,805,082 for the same period in 2007. This sales increase was mainly due to L&L Coal sales, KMC sales increase of coal operations incurred during the current quarter. As of 10/31/2008, coal sales represent approx. 91% of L&L total sales, increased from approx. 14% from the same period ended on 10/31/2007.

2) As of October 31, 2008, the Company controls 100% of KMC operations, 80.4% of LEK operations and 60% of L&L Coal operations. The Company's consolidated financial statements prepared in accordance with the US generally accepted accounting principles (US GAAP)., had removed minority interests from the profit belonging to the minority shareholders of LEK and L&L Coal, which are 19.6% and 40% respectively, from the Company’s net profit. Consequently, the Company consolidated results of operations appear to have a much lower profit margin than had the Company could reflect the entire operation profit as its bottom line. To reflect its true results of operation and improve its profit, the Company intents to acquire the entire equity of LEK and L&L Coal when it is feasible to do so.

Total Revenue:

The Company recorded revenue of $11,310,485 for the quarter ended October 31, 2008, comparing to $7,805,082 for the same period in 2007. The increase of $3,505,403 (or of 45%) for the quarter ended October 31, 2008 was a result of L&L Coal and KMC operation which contributed approx. $7 million and $3 of sales respectively in the current period. See Sales Segment Analysis details.

Total Operating expenses:

Total operating expense of $1,488,700 incurred in the period ended October 31, 2008, representing an increase of $792,363 (or 114%) as compared to $696,337 for the same period in 2007. The increase of total operating expenses is mainly due to the acquisition of L&L Coal operations.

Interest expenses:

Interest expenses of $95,878 for the period ended October 31, 2008, representing an increase of $42,624 (or 80%) from $53,254 for the same period in 2007. The increase reflected increasing bank loans of LEK and L&L Coal subsidiaries during the quarter, reflecting sales activities increase.

Minority Interest:

Minority interest for the period ended October 31, 2008 is $1,953,455, representing an increase of $1,884,611 (or 2738%) from $68,844 for the same period in 2007. The increase of minority interest is due to the acquisition of L&L Coal.

Net Income:

Income increased by $2,202,730 (or 681%) to $2,526,023 during the current quarter, comparing to net income of $323,293 for the same period of 2007, as a result of L&L Coal sales and KMC coal sales increase during the current period.

Change in Liquidity and Capital Resources:

The following factors affected the Company’s liquidity status and capital resources:

Operating activities: Net cash provided by operating activities was $2,376,462 during the current period ended October 31, 2008. While in the same of period in 2007, the net cash used by operating activities was $3,092,513. By comparing these 2 periods, it shows an increment of cash provided by operating activities of $5,468,975 (or 177%). The increment was mainly due to the combined effect of an increase of the current period operating profit of L&L Coal, KMC and LEK operations by $4,903,119, increase of minority interest by $5,570,347, increase of accounts payable by $4,461,195, and increase of lone-term payable by $3,000,000; and decrease of account receivable of $7,637,060, and decrease of prepaid and other assets by 4,938,222. The Company's operating cash flow is highly dependent upon its ability to bill the L&L Coal, KMC and LEK sales and collect these billings in a timely manner.

Investing activities: Net Cash used in investing activities was $6,585,245 during the current period ended October 31, 2008, while $155,418 was generated during the same period in 2007. The increase of net cash used of $6,740,663 (or -4,337%) was due to the purchase of property and equipment, and purchase of intangible assets.

Financing activities: Net cash provided by financing activities was $6,773,679 during the current period ended October 31, 2008, while $3,337,292 was generated during the same period in 2007. It shows an increase of 3,346,387 (or 103%), which was mainly due to increase in minority interest due to acquisition.

The current assets of the Company were $39,686,123and $23,283,385 for the current period ended on October 31, 2008, and for the same period in 2007, respectively. The increase in current assets of $16,402,738 (or 70%) was primarily due to the increase of prepayment and other receivable of $1,399,012 as coal business of L&L Coal and KMC is hot thus can ask for cash prepayment, increase of account receivable of $6,077,160, increase of cash of $3,525,694, and increase of inventory of $1,179,018.

The current liabilities were $14,508,367 and $13,122,178 for the current period ended on October 31, 2008, and for the same period in 2007, respectively. The increase of the current liabilities by $1,386,189 (or 11%) was primarily due to the acquisition of L&L Coal.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

The Company's current ratio (current assets divided by current liabilities, a ratio used to determine the Company's ability to pay its short-term liabilities) is 2.74 as of October 31, 2008 compared to 1.77 in the same period ended on October 31, 2007. As a general rule, the higher the current ratio, the more likely the Company will be able to pay its short-term bills.

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

Stock-Based Compensation: The Company issued warrants to compensate directors and executive in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and provides the pro forma net earnings and pro forma earnings per share disclosures for employee stock warrants granted, as if the fair-value-based method defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied. In accordance with APB No. 25, compensation expense is recorded on the date a warrant is granted only if the current market price of the underlying stock exceeds the exercise price. The Company has issued 2 types of warrants (Class D, and Class E). As of April 30, 2005, no options have been granted.

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

Under SFAS 123R, stock compensation is based on the fair value of such instruments. The Company made additional disclosure on Note 21: Employee Stock Option Plan.

a) Pro Forma Net Income and Earning Per Share:

Under SFAS 123, the Company's net earnings, and earning per share are adjusted to the pro forma amounts for the 6 months ended October 31, 2008, and 2007, as follows:

	(Per $ Thousand)
	6 months period ended	6 months period ended
	10/31/2008	10/31/2007
Net income - as reported	$5,333	$430
Stock-Based employee compensation
Expense included in reported net income, net of tax
Total stock-based employee compensation expense
determined, under fair- value-based method for
all rewards, net of tax

Pro forma net profit	$5,333	$430

The fair value of the options granted in the year ended October 31, 2008 was determined based on the minimum value method. That calculation assumed no dividends, 5 year lives and risk free interest rate of 3.25% .

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the quarters ended October 31, 2008 and 2007.

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

e. Amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

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

Contractual Obligations

During the quarter ended October 31, 2008, the contractual obligations are as follows:

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

The rent expense for the past quarters ended October 31, 2008 and 2007 were in the amounts of approx. $16,095 and $6,239 respectively.

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

Item 4. Controls and Procedures Evaluation of disclosure controls and procedures

The Company with the participation of its principal executive officer (“CEO”), and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company, its CEO, and CFO have concluded that the disclosure controls and procedures are effective as of 10/31/2008, covered by this report.

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

Changes in internal control over financial reporting

During the quarter ended 10/31/2008, covered by this Report, no changes were made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

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

1.	Risks Relating To The Company and it Business

The Company’s main business is operating in China. China is developing fast, but China has sophisticated, long history with complicated cultural traditions, which are vastly different from that of the US. The decision making process of China is different than that of the US, which becomes a major risk to the Company incorporated in the US. As China is still developing legal system, laws in China are not the same as the US. The coal business with US ownership controls is allowed in China. However the coal mining in China may subject to governmental influence and control. Potential industrial accidents, and mining safety are important a risk to the Company. Business activities conducted in China are not covered by the US Constitution, nor by the American judicial system. Any legal system reversal, social unrest in China could adversely affect the Company business, its financial conditions and results of operations.

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

3.	Cultural, Political and Language Differences

There are material cultural, political and language differences between China and the United States, which make business negotiations and doing business more difficult in China than that in the United States. Further, continuing trade surpluses, led by the Chinese export to the US over the US export to China, has become a sensitive political issue in the United States, and various members of United States legislature have threatened trade sanctions against China, if China continues its trade surplus with the US. In addition, continuous strong economic growth in China with its possible military buildup may result in American economic sanctions against China that could adversely affect the financial position and results of operations of the Company.

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

6.	Some Director and Officers may reside outside United States

Because the diversity of the Company's directors and officer(s) who may reside both inside and outside of the United States, it may be difficult for investors to enforce his or her rights against them or enforce United States court judgments against them if they live outside the US. After the consummation of the 2 mines (provisional named as L&L Coal Inc) acquisition, the KMC coal wholesales, and LEK operations, most of the Company's assets are located in China, outside of the United States. The Company will continue to acquire other energy related entities in China in the future. It may therefore be difficult for investors in the United States to enforce their legal rights, to affect service of process upon the Company's directors or officers, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of the Company's directors and officers under Federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws. Insurance Coverage in China

Despite the assets are generally insured, the Company has a very limited business insurance coverage in China. The insurance industry in China is still at an early stage of development. In particular, insurance companies in China offer limited business insurance products. As a result, the executives and managers of the Company only have limited one-year accident insurance coverage. No other business liability or disruption insurance coverage is available for the Company's operations in China, nor for the 2 Mines (under the provisional name of L&L Coal Partners), KMC, LEK and LSP subsidiaries in China. Any business disruption, industrial accidents in coal related operations, litigation or natural disaster might result in substantial costs and the diversion of resources.

7.	Chinese Legal System/Enforcement of Agreements, Including Acquisition Agreements in China.

Despite China has its own enforcement agency, securities regulators, the Chinese Legal System are in a developmental stage which does not enforce its law as rigid as that of the US. As China, no under the common law system, business conducted there is rule by people, not ruled by law which is different from that of the US. In addition, as China just open up for less than 30 years, its judiciary is relatively inexperienced in enforcing corporate and commercial law, resulting in significant uncertainty as to the outcome of any litigation in China. Consequently, there is a risk that should a dispute arise between the Company and any party with whom the Company has entered into a material agreement in China, the Company may be unable to enforce such agreements under the Chinese legal system. Chinese law will govern almost all of the Company's acquisition agreements, many of which may also require the approval of Chinese government agencies. Thus, the Company cannot assure investors that the target business will be able to enforce any of the Company’s material agreements or that remedies will be available outside China.

Moreover, the Company is aware that the PRC State Administration of Foreign Exchange ("SAFE") SAFE on October 21, 2005 issued a new circular ("Circular 75"), effective November 1, 2005, which supersedes Circular 11 and Circular 29 ceased to be implemented. SAFE also issued a news release about the issuance of its Circular 75 to make it clear that China’s national policies encourage the efforts by Chinese private companies and high technology companies to obtain offshore financing. Circular 75 confirm that the uses of offshore special purpose vehicles (“SPV”) as holding companies for PRC investments are permitted as long as proper foreign exchange registrations are made with SAFE. As China starts to develop its legal system, additional legal, administrative, and regulatory rules and regulations become available on a on-going basis, which the Company may subject to comply in China. It is Chinese cultural, political practice to welcome friendly US investors, and it is China government practice not to vigorously enforce many SAFE matters if to enforce it at all. In China, many economic related rules if not being complied rigorously without bad intent, can often be amended and resolved on a case by case basis without severe penalty. As China believes society is ruled by People, not ruled by Law, to maintain a harmonious environment, which is vastly different from that of the US. It is the Company position, if any disagreement incurred with a government agency, or a business entity in China, L&L is to negotiate with the disagreement in China to keep a harmonious relationship doing business in China.

Despite the entire registration has not completed, the Company received an approval of from the Chinese government of L&L ownership of KMC and LSP (a new entity intent to replace LEK air compressor subsidiary) as of October 31, 2008. The 2 coal mines (DaPuAn Mine and SuTsong Mine) recently acquired is in a process to prepare registration with the Chinese government, under a provisional name of L&L Coal Partner. While LEK investment being formulated in 2004 prior to the SAFE Circular, maybe grand-fathered out off the SAFE registration. It is unclear to what extent the regulations is applied to the Company, the Company believes that Circular 75 or other related Circular, or regulations may likely be further clarified by SAFE, in writing or through oral comments by officials from SAFE, or through implementation by SAFE in connection with actual transactions.

8.	Risks Associated with the Company’s Business Strategy Contemplating Growth May Need More Capital

As the Company continues to grow quickly, it requires capital infusions from the capital market. Under the strategies, the ability to grow through will depend on its availability of additional fund, suitable acquisition targets at an acceptable cost. The Company’s ability to compete effectively to reach agreement with acquisition targets on commercially reasonable terms to secure financing is critical and to attract professional managers are critical to the Company success. The benefits of an acquisition may take considerable time to develop and we cannot assure investors that any particular acquisition or joint venture will produce the intended benefits. Moreover, the identification and completion of these transactions may require us expend significant management and other resources.

9.	The Company Acquisition Strategy May Result In Dilution To Its Stockholders

The Company business strategy calls for strategic acquisition of other coal related businesses. In the past, the acquisitions of KMC and LEK the Company issued 485,592 common shares and 1,708,283 common shares respectively as consideration for these 2 purchases. There are 400,000 shares issued to the 2 Mines (under the provisional name of L&L Coal Partners) on 8/20/2008. It is anticipated that future acquisitions will require cash and issuances of L&L capital stock, including our common stock, warrants, preferred shares, or convertible bonds in the future. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing from either the public sector, or private financing. Equity financing would result in dilution for our then current stockholders. Stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our stockholders at the time(s) of these stock issuances and financings. Availability of significant amounts of our common stock for sale could adversely affect its market price.

As of October 31, 2008, there were approximately 22,154,882 shares of our common stock outstanding with certain amount of warrants issued. Please refer to the Statement of Shareholders Equity for details.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter ended 10/31/2008, the following small un-registered sales of equity securities incurred. There is no paid agent or commission involved. The equities securities issued are related to the Company growth

1)	Certain shares are issued to I-Capital as consultant fee 8/20/2008.

2)	Certain shares are issued to L&L Coal Partners (2 coal mines) on 8/20/2008. See Note 3, Business Combination, to the financial statements.

3)	Certain shares are issued to T-Squared Investment LLC as consultant fee, with convertible warrants on 8/21/2008.

4)	Certain shares are issued to Parabolic LLC as consultant fee on 8/21/2008.

5)	The Company will spin off LEK starting the third quarter to a separate entity. Each existing shareholder of the Company will hold the same share in that new entity. If the spin off of LEK incurred in 2008, significant amount of L&L equity securities estimated over one million shares, maybe reclaimed back by the Company as Treasury stock before December 31, 2008.

Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
None.
Item 6.	Exhibits

Exhibit	Description
number

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K filed during the second quarter ended October 31, 2008:

i) Form 8-K filed on 8/12/2008 disclosing the audit report of 2 coal mines acquisition.

ii) Form 8-K filed on 8/26/2008 disclosing Mr. Dickson V. Lee became L&L CEO.

iii) Form 8-K filed on 10/20/2008 disclosing the update of 2 coal mine reserve.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L&L INTERNATIONAL HOLDINGS, INC.

Date: December 15, 2008	By:	/S/ Dickson V. Lee

	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT INDEX
Exhibits:

Exhibit	Description
number

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

####