Form 10-Q
period 2009-01-31
L & L INTERNATIONAL HOLDINGS, INC
filed 2009-03-23
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ——————————

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE FIRST QUARTER ENDED ON January 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2009 there were 20,519,201 shares of common stock outstanding, with par value of $0.001.

	L & L INTERNATIONAL HOLDINGS, INC.

	Form 10-Q Quarterly Report

	Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets (Unaudited)
	As of January 31, 2009 and April 30, 2008	3
	Consolidated Statements of Income (Unaudited)
	For the Three Month and Nine Month Periods Ended January 31, 2009 and 2008	4
	Consolidated Statements of Cash Flow (Unaudited)
	For the Nine Month Periods Ended January 31, 2009 and 2008	5
	Notes to the Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.Risk Factors		24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

Signatures		28
Index to Exhibits		29

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

L & L INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2009	April 30, 2008
ASSETS
CURRENT ASSETS:
Cash & cash equivalent	$8,199,819	$948,210
Accounts receivable, net	10,954,105	502,153
Receivable for disposal of an entity	3,020,592	-
Prepayments	7,490,963	6,055,271
Other Receivables	5,956,068	284,835
Inventories	1,766,666	1,336,489
Due from minority shareholders	4,300,000	-
Current assets of a subsidiary disposed off	-	16,266,833

Total current assets	41,688,213	25,393,791

Property and equipment, net	4,712,429	472,773
Intangible Assets	2,500,000	-
Mining right receivable	355,603	-
Minority interest held in a subsidiary disposed off	573,677	-
Investment	-	408,732
Goodwill of LEK		1,591,704
Non-current assets of a subsidiary disposed off	-	2,074,698

Total long term assets	8,141,709	4,547,907

TOTAL ASSETS	$49,829,922	$29,656,863

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,995,644	$263,262
Accrued and other liabilities	1,788,837	-
Taxes payable	1,062,677	1,612,363
Customer deposits	4,611,227	412,797
Bank loan	396,199	-
Due to officer	910,934	680,062
Liabilities related to a subsidiary disposed off	-	6,441,182

Total current liabilities	15,765,518	9,409,666

Long term payable	3,000,000	-

MINORITY INTEREST	10,767,670	7,868,354

STOCKHOLDER'S EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 120,000,000 shares authorized, 20,919,201 shares issued and 20,519,201shares outstanding at January 31, 2009 and 21,059,714 shares
issued and outstanding at April 30, 2008	20,919	21,060
Paid-in Capital	9,648,030	9,978,810
Deferred stock compensation	(74,167)	(105,667)
Foreign currency translation	670,149	100,339
Retained Earnings	10,031,805	2,669,136
Treasury Stock	(1)	-

Total stockholders' equity	20,296,734	12,663,678

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,829,922	$29,656,863

The accompanying notes are an integral part of these unaudited financial statements.

L & L INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three Month Periods		For the Nine Month
	Ended January 31,		Periods Ended January 31,
	2009	2008	2009	2008

REVENUES
Net Sales –Continued Operation	$9,989,470	$5,545,237	$30,900,400	$17,273,699

Cost of Goods Sold	4,321,136	4,999,495	13,787,078	15,875,742
Consulting Expenses	164,631	(34,618)	504,756	18,015

Total Cost of sales	4,485,767	4,964,877	14,291,834	15,893,757
Gross profit	5,503,703	580,360	16,608,566	1,379,942

OPERATING COSTS AND EXPENSES:
Salaries & Wages	772,381	80,623	1,306,642	157,082
Selling / General and administrative expenses	572,288	(20,370)	1,869,212	373,794

Total operating expenses	1,344,669	60,253	3,175,854	530,876

INCOME FROM OPERATIONS	4,159,034	520,107	13,432,712	849,066

OTHER EXPENSES/(INCOME):
Interest Expense	344,739	2,078	439,960	18,840
Other Expenses / (income)	(87,719)	-	(2,717)	225

Total other expenses	257,020	2,078	437,243	19,065

INCOME FROM CONTINUED OPERATIONS BEFORE MINORITY
INTEREST	3,902,014	518,029	12,995,469	830,001
LESS: MINORITY INTEREST	1,565,812	-	5,395,058	119,879

INCOME FROM CONTINUED OPERATIONS	2,336,202	518,029	7,600,411	710,122

DISCOUNTINUED OPERATION (Note 19)
(Loss) on disposal	(382,961)	-	(382,961)	-
Net Income from discontinued operations	76,082	134,891	145,220	373,026
Income tax benefit from discontinued operation	-	-	-	-

TOTAL LOSS/(INCOME) FROM DISCONTINUED OPERATIONS	(306,879)	134,891	(237,741)	373,026

NET INCOME	$2,029,323	$652,920	$7,362,670	$1,083,148

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(434)	141,675	569,810	398,977
COMPREHENSIVE INCOME	$2,028,889	$794,595	$7,932,480	$1,482,125

INCOME PER COMMON SHARE – basic from continued operation	$0.11	$0.03	$0.35	$0.04
INCOME PER COMMON SHARE – basic from discontinued operation	($0.01)	$0.01	($0.01)	$0.02
INCOME PER COMMON SHARE – basic	$0.10	$0.03	$0.34	$0.06

INCOME PER COMMON SHARE – diluted from continued operation	$0.10	$0.03	$0.34	$0.04

INCOME PER COMMON SHARE – diluted from discontinued operation	($0.01)	$0.01	($0.01)	$0.02
INCOME PER COMMON SHARE – diluted	$0.09	$0.03	$0.33	$0.06

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – basic	22,089,898	19,921,498	21,768,966	18,486,601

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – diluted, under treasury stock method	22,488,896	19,987,985	22,167,9641	19,024,968

The accompanying notes are an integral part of these unaudited financial statements.

L&L INTERNATIONAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Month Periods
	Ended
	January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continued operation	$7,600,411	$710,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Add: Minority interest income	5,395,058	119,879
Provided by (used in) operating activities:
Depreciation and amortization	239,185	11,260
Income/(loss) from discontinued operations	(237,741)	373,026
Amortization for deferred compensation	31,500	23,462

Changes in assets and liabilities (net of business acquisition):
Accounts receivable	(13,472,544)	303,288
Notes Receivable	-	-
Inventory	(430,177)	(350,407)
Prepaid and other assets	(11,406,925)	(3,382,346)
KMC - mining right	(355,603)	-
Accounts payable	6,732,382	(81,477)
Customer Deposit	4,198,430	3,019,217
Accrued liabilities and other liabilities	2,019,709	66,926
Long-term payable	3,000,000	-
Taxes payable	(549,686)	75,636

Net cash (used in)/provided by operating activities of continued operations	2,763,999	888,586
Net cash (used in)/provided by operating activities of discontinued operations	12,029,379	(2,271,322)

Net cash (used in)/provided by operating activities	14,793,378	(1,382,736)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,478,841)	-
Purchases intangible assets	(2,500,000)	-
Change in investments	(164,945)	(66,405)

Net cash (used in)/provided by investing activities of continued operations	(7,143,786)	(66,405)
Net cash (used in)/provided by investing activities of discontinued operations	3,737,104	16,126

Net cash (used in)/provided by investing activities	(3,406,682)	(50,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales and subscriptions(net)	(330,923)	3,062,461
Change in minority interest due to acquisition and disposal	(2,495,742)	(1,602,795)
Net borrowings/ repayments on bank line of credit	396,199	-

Net cash (used in)/provided by financing activities of continued operations	(2,430,466)	1,459,666
Net cash (used in)/provided by financing activities of discontinued operations	(2,274,430)	897,257

Net cash (used in)/provided by financing activities	(4,704,896)	2,356,923

FOREIGN CURRENCY TRANSLATION	569,810	33,792

INCREASE IN CASH & CASH EQUIVALENT	7,251,610	957,700
CASH & CASH EQUIVALENT, BEGINNING OF YEAR	948,210	59,863

CASH & CASH EQUIVALENT, END OF PERIOD	$8,199,820	$1,017,563

SUPPLEMENTAL NON CASH FLOW INFORMATION:

INTEREST PAID	$344,739	$

INCOME TAX PAID	$ $

NON-CASH INVESTING AND FINANCING ACTIVITY:
Company issued 400,000 shares to acquire 60% interest in L&L Coal Partners	$1,600,000	$-

Shares returned by subsidiary as part of spin off	$4,168,211	$ -

The accompanying notes are an integral part of these unaudited financial statements.

L & L INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED JANUARY 31, 2009 AND 2008 (Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L International Holdings, Inc. (the “Company”) is a Nevada corporation company, and is located in Seattle, Washington. The Company started in 1995, is in the coal (energy) related business as of January 31, 2009. Coal sales both from coal production and coal wholesales, represented majority of its consolidated sales for the quarter ended January 31, 2009. The Company conducts its coal (energy) operations in China. The coal (energy) operations operated in Yunnan province, southwest China, consists of the KMC coal wholesale business, and interest in 2 coal mines (DaPuAn Mine and SuTsong Mine, provisional name L&L Coal Partners, “2 Mines”) operations acquired with effective date on May 1, 2008. During this quarter, the Company disposed its LEK air-compressor segment, which represents less than 10% of the Company operation.

Disposal of air compressor Operation:

On January 23, 2009, the Company entered into an agreement to dispose off the LEK air compressor joint venture, thus the air compressor operations become a discontinued operation of the Company and the air compressor’s income (net) was reported separately on the Consolidated Statements of Income for the three months and nine months ended on January 31, 2009, and January 31, 2008. According to the terms of the agreement, L&L is to return all the shares it owned in LEK to the minority shareholders of LEK; and the minority shareholders of LEK is to return all the shares it owned in L&L to L&L. Accordingly the Company received 1,708,283 L&L common shares valued at $4,168,211while the Company returned 1,517,057 shares and hold 191,226 shares or 9% of shares as remaining interest in LEK. As part of disposal LEK agreed to distribute all post acquisition earnings of LEK to L&L for the period from December 2004 to January 2009 (up to the date of disposal). As a result of disposal, the Company recognized a net income from discontinued operation of $76,082 and $145,220 for the three and nine periods ended January 31, 2009 and disposal loss of $382,961for the three and nine month periods ended January 31, 2009 (Note # 19).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial information - The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine month period ended January 31, 2009 may not necessarily indicative of the results of operations which might be expected for the entire year.

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

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, and its 100% ownership of KMC subsidiary, and 60% of operations of L&L Coal Partners, “2 Mines”. All significant inter-company accounts and transactions are eliminated.

Business Segment – For the current quarter ended January 31, 2009, the Company has one reportable business segment: coal (energy). Sales of the Company are mainly generated from its coal (energy) operations, which represented 89% of the Company’s total consolidated income.

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

NOTE 3. BUSINESS CONBINATION

The Company owns majority equity controlling interest of the DaPuAn Coal Mine and SuTsong Mine under the provisional name of L&L Coal (the “2 Mines”, or “L&L Coal”). The 2 Mines were acquired through acquisition of L&L Coal, “2 Mines” during the nine month ended January 31, 2009.

The acquisition of the 2 Mines effective on May 1, 2008, is based on a purchase agreement. As a result, the Company receives majority (60%) equity controlling interest of L&L Coal Partners, “2 Mines” resulting in 60% equity interest in the 2 Mines located in Yunnan Province, a coal rich region of China. The 2 Mines are physically located near the KMC coal wholesale operations. The consideration of the 60% equity acquisition of the 2 Mines is approx. $7.8 million, based on approx. $13.1 million net equity of the 2 Mines as of May 1, 2008 (the acquisition date).The purchase price of the acquisition contract $7,883,056 is to be paid in 2 years.

In accordance with the purchase agreement, the Company issued 400,000 shares to the prior shareholders of L&L Coal Partners, “2 Mines” on August 12, 2008.

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

The Company owns exclusive coal mining rights on the 2 Mines coal reserve. The rights are authorized by the government, evidenced by the mining licenses of the 2 Mines. The exclusive mining rights are recorded as intangible assets as amounting to $2,500,000.

NOTE 4. ACCOUNTS RECEIVABLE

The account receivable balances amounted to $10,954,105 and $502,153 as of January 31, 2009 and April 30, 2008, respectively. Based on Chinese business custom, the Company grants approx 30-60 days credit term for their customers.

NOTE 5. PREPAYMENT

Prepayment includes amounts paid by the KMC to its coal suppliers based on the general industry practice and amounted to $7,490,963and $6,055,271 as of January 31, 2009 and April 30, 2008, respectively. .

NOTE 6. OTHER RECEIVBALES

Other receivables consist of the following:

Item	January 31, 2009	April 30, 2008

Receivable- KMC right sale (1)	$833,333	-
Other Receivables - Short Term Loans (2)	5,122,735	284,835

Total	$5,956,068	$284,835

(1)	In April of 2007, KMC sold its ownership of a mining-access-right of Da-Ya-Ko mine for $2.5 million to be collected over a three year period starting 2007; approx $0.8 million is outstanding to be collected within a year, while $0.4 million will be collected after one year.

(2)	Other receivables – short term loans are primarily the prepayments to purchase equipments, deposits, short term loans to other companies related to the coal business.

NOTE 7. DUE FROM MINORITY SHAREHOLDERS OF SUBSIDIARY

L&L Coal, “2 Mines” has approx $4.3 million short term loan to the original owners, shown as due from minority mine owners for the quarter ended January 31, 2009.

NOTE 8. INVENTORIES

Inventories consist of the following:

Item	January 31, 2009	April 30, 2008

Coal Operations:
Coal	$1,510,795	1,297,255
Steel	16,042	15,676
Others	215,901	-
Software	23,928	23,558

Total Inventory	$1,766,666	$1,336,489

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Item	January 31, 2009	April 30, 2008

RuiLi Project (property, at cost) (1)	400,687	400,687
Machinery	5,433,633	80,528
Furniture, fixtures & Office equipment	82,368	111,235
Vehicles	77,547	57,815
Leasehold improvements	27,524	27,524

Sub-total	6,021,759	677,789
Less: accumulated depreciation	(1,309,330)	(205,016)

Property and equipment, net	$4,712,429	$472,773

(1) In 2004 the Company acquired 2 parcels of land in small amount and paid approx. $400,687 from Ms. Yong Peng, to offset her 2 outstanding loans of $367,948 owed to the Company. The properties located at RuiLi city, Yunnan, China.

NOTE 10. INTANGIBLE ASSETS

The amount of $2,500,000 represents the exclusive mining rights of the 2 Mines which were acquired in the first quarter of the fiscal year. . The Company recorded the amount as a result of acquisition of L&L Coal, “2 Mines” on May 1, 2008 (Note 3).

The Company owns mining rights for the 50 years. The mining rights will be expired in approximately 2052. When it expires, the mining right can be renewed.

NOTE 11. MINORITY INTEREST HELD IN DISPOSED SUBSIDIARY

As at January 31, 2009 investments amounted to $573,677 represents 9% interest in LEK – the entity disposed off by the Company on January 23, 2009 (Note 1).

NOTE 12. INVESTMENT

As of April 30, 2008, there was an investment of $ 408,732, as the Company owns 19.5% investment interest in Tech-H; while there is no investment in the current quarter ended January 31, 2009.

NOTE 13. ACCRUALS AND OTHER LIABILITIES

The balances consisted of various operational activities, as follows:

Item	January 31, 2009	April 30, 2008

Other Payable	$1,100,566	$ -
Salaries & Welfare Payable	673,501	-
Other short term Liabilities	14,770	-

Total	$1,788,837	$ -

Other payables are related to coal operations, including maintenance fee, prepaid deposit, and other loans.

NOTE 14. BANK LOAN

Bank loan of the 2 Coal Mines, amounting to $396,199 is for operation purposes as of January 31, 2009, while there no bank loan as of April 30, 2008.

NOTE 15. SEGMENT INFORMATION

As the air compressor operations was disposed on January 23, 2009, Company’s operations as of January 31, 2009 consist of one reportable segment which consisting of the coal (energy) operations which includes KMC coal wholesale, and 2 operating Coal Mines.

The Company disposed its air compressor operations during the period ended January 31, 2009. Net sales from air compressor operations amounted to $3,950,000 and $1,175,000 for the nine and three month periods ended January 31, 2009. Net income from air compressor operations amounted to $76,082 and $145,220 for the nine and three month periods ended January 31, 2009.

NOTE 16. RELATED PARTY TRANSACTIONS

a) CEO of the Company provides cash advances and has voluntarily deferred taking his salary to help the Company since 2004. In addition, the Company receives a $150,000 personal credit line from the CEO, who applied the personal credit line from United Commercial Bank using his credit. His personal credit line is secured by CEO’s house located at Kent, Washington. The personal credit line starting on June 20, 2007 is on a one year, renewable basis with an adjustable interest rate of approx. 6% per annum imposed by the Bank. Monthly interest of the credit line is paid by the Company; the CEO founder does not charge any interest to the Company for using his personal credit line.

Item	January 31, 2009	April 30, 2008

Due to Officer	$910,934	$680,062

The interest expense for three months was approximately $2,549, while the interest expenses for nine months were approximately $7,580 as of January 31, 2009. The interest expenses for the three months were approximately $656, while the expenses for nine months were approximately $ 5,704

NOTE 17. STOCKHOLDERS’ EQUITY

On January 23, 2009, the Company purchased 400,000 shares from one of its shareholder (a related party) for a total of $1.00. The 400,000 shares were recorded as Treasury Stock, in the accompanied financial statements as at January 31, 2009.

On January 23, 2009, the Company disposed its air compressor joint venture LEK. As a result of the disposal, LEK returned L&L shares to the Company. The Company cancelled 1,708,283 shares received from LEK during the quarter ended January 31, 2009.

11

Historically, the Company declared a 3 for 1common stock split in September 2004. All stock presented in the accompanied financial statements have been retroactively restated for the effect of this split.
The table below summarized the Company’s major warrants activities:
			Beginning				Warrants	Ending
			balance	Activities Accumulated			Expired	balance

	Issuance
Type of Warrants	Date	Authorized	5/1/2008	Issuance	Split	Conversion	1/31/2009	1/31/2009

		(Units)	(Units)	(Units)	(Units)	(Units)		(Units)
Warrants (class A) *
Re: Warrants on PPM exercise
price @US$0.83	2-2003	2,000,000	1,253,244	-	-	(12,000)	-	1,241,244

Warrants (class B) *
Re: Warrants on PPM exercise
price @US$1	2-2004	1,000,000	204,593	-	-	(5,001)	-	199,592

Warrants (class C) *

Re: exercise price @US$0.67	7-2004	1,000,000	486,373	-	-	-	-	486,373

Warrants (class D) (1)
Re: Executive
exercise price @US$2.25	5-2004	1,100,000	120,000	-	-	-	-	120,000

Warrants (class E) (1)
Re: Director
exercise price @US$3.00	5-2004	4,000,000	956,249	-	-	-	-	956,249

Total		9,100,000	3,020,459	0	0	(17,001)	-	3,003,458

   (1) See Note 21, Employee Stock Option Plan, for warrants (class D and Class E) issued to executive and director compensations.

   During the second quarter ended on January 31, 2009, certain equity shares and warrants were issued as a part of the Company business operations.

Following is a summary of the status of warrants outstanding at January 31, 2009:

Range of	Total Warrants	Weighted Average	Total Weighted	Warrant	Weighted Average
Exercise Prices	Outstanding	Remaining Life (Years)	Average Exercise Price	Exercisable	Exercise Price

$ 0.67-1.00	1,927,209	0.07	0.81	1,927,209	0.81
$ 2.50-3.00	1,076,249	5.18	2.92	1,076,249	2.92

NOTE 18. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding as of January 31, 2009. Under the treasury stock method of SFAS #128 (Earning Per Share), the Company computed the diluted earning per share, as if all issued warrants were converted to common stock, and cash proceeds were used to buy back common stock. The following presents both basic and diluted earnings per share, for the nine month periods ended on January 31, 2009 and 2008.

	Nine Months Ended	Nine Months Ended January
Item	January 31, 2009	31, 2008

Net income	$7,362,670	$1,083,148
Number of Shares	21,768,966	18,486,601
Per Share - Basic	0.34	0.06

Effect of dilutive shares	398,998	538,367
Number of dilutive shares	22,167,964	19,024,968
Per Share - Diluted	0.33	0.06

NOTE 19. DISCONTINUED OPERATION - DISPOSAL OF AIR COMPRESSOR OPERATIONS

On January 23, 2009, the Company entered into an agreement to dispose off the LEK air compressor joint venture, thus LEK becomes a discontinued operation as of January 31, 2009. Per FASB No. 144, relating to the reporting of discontinued operations, that LEK discontinued operations be eliminated from the ongoing operations of the Company. The LEK discounted income for the current and prior periods including a loss recognized in discontinued operations, shall be reported separately from the continued coal operations on the Consolidated Statements of Income Thus, LEK revenue for the three months and nine months ended on January 31, 2009 and January 31, 2008 of $1,175,834, $3,951,852, $2,492,972, and $6,836,032 respectively, are not reported on the Consolidated Statements of Income of the Company. Instead, only LEK net income from its discontinued operations of $ $76.082, $134,891, $145,220, and $373,026 are reported. In addition,a loss of LEK disposal of $382,961 is reported under the heading of Discontinued Operations. See L&L Consolidated Statements of Incomes on Page 4 for details. Also, refer to the Summary of Disposed Operations in two (2) tables below.

According to the terms of the agreement, L&L is to return all the shares it owned in LEK to the minority shareholders of LEK; and the minority shareholders of LEK is to return all the shares it owned in L&L to L&L. Accordingly the Company received 1,708,283 L&L common shares valued at $4,168,211while the Company returned 1,517,057 shares and hold 191,226 shares or 9% of shares as remaining interest in LEK. As part of disposal LEK agreed to distribute all post acquisition earnings of LEK to L&L for the period from December 2004 to January 2009 (up to the date of disposal). As a result of disposal, the Company recognized an income from discontinued operation of $76,082 and $145,220 for the three and nine periods ended January 31, 2009 and disposal loss of $382,961 for the three and nine month periods ended January 31, 2009. Per the US GAAP, income of discontinued operations of the current period and prior periods are reported separately on the Consolidated Statements of Income for as of January 31, 2009, while the mining activities are reported as the continued operations of the Company’s Consolidated Statements of Income.

Following is the Summary of Disposed Operations.

LEK-Discontinued Operations
BALANCE SHEETS
(Unaudited)

April 30, 2008
ASSETS
CURRENT ASSETS:
Cash & cash equivalent	$368,113
Accounts receivable, net	6,102,540
Prepayments	149,058
Other Receivables	7,123,590
Inventories	2,523,533

Total current assets	16,266,834

Property and equipment, net	2,074,698

TOTAL ASSETS	$18,341,532

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,029,371
Accrued and other liabilities	540,445
Taxes payable	1,951,447
Customer deposits	645,488
Bank loan	2,274,430

Total current liabilities	6,441,181

MINORITY INTEREST	1,811,964

STOCKHOLDER'S EQUITY:
Shares Capital	7,966,102
Paid-in Capital	62,947
Foreign currency translation	998,709
Retained Earnings	1,060,629

Total stockholders' equity	10,088,387

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,341,532

LEK-discontinued Operations
STATEMENTS OF INCOME*
(UNAUDITED)

	For the Three Months Periods		For the Nine Months
	Ended January 31,		Periods Ended January 31,
	2009	2008	2009	2008

REVENUES	$1,175,834	$2,492,972	$3,951,852	$6,836,032
Cost of Goods Sold	774169	1,751,188	2,502,512	4,763,312

Gross profit	401,665	741,784	1,449,340	2,072,720

OPERATING COSTS AND EXPENSES:
Salaries & Wages	124878	261,675	404,397	777,876
Selling / General and administrative expenses	226994	310,130	924,014	797,520

Total operating expenses	351872	571,805	1,328,411	1,575,396

INCOME FROM OPERATIONS	49,793	169,979	120,929	497,324

OTHER EXPENSES/(INCOME):
Interest Expense / (income)	1782	75,363	138,881	175,279
Other Expenses / (income)	(46,618)	(118,635)	(200,157)	(266,264)

Total other expenses/(income)	(44,836)	(43,272)	(61,276)	(90,985)

INCOME BEFORE MINORITY INTEREST	94,629	213,251	182,205	588,309
Less: Minority Interest	0	(10,078)	1,583	(29,283)

NET INCOME AFTER MINORITY INTEREST	94,629	223,329	180,622	617,592

Less: Minority Interest	18,547	88,438	35,402	244,566

NET INCOME	$76,082	$134,891	$145,220	$373,026

*: Per FASB 144, the discontinued revenue, cost of sold, and gross margin of LEK operations are disclosed only in the above summary, instead of report on the Consolidated Statements of Income. Despite the exclusion of LEK revenue, discontinued LEK net profit of $76,082 is reported on the Consolidated Statements of Income.

NOTE 20. CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks located in Hong Kong and China. Cash balances in these foreign locations are not insured as they do in the U.S. In addition, there are times, when the Company’s cash deposits maintained at US banks located in the United States exceed federal government insured limits. As of January 31, 2009 and April 30, 2008, the Company had uninsured bank cash balances of $8,199,819 and $948,210, respectively.

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

During the current year, no warrants are converted to common shares. As of January 31, 2009, total warrants authorized under Class D and Class E are 1,100,000 units and 4,000,000 units, respectively. During the period ended January 31, 2009, total units of warrants (class D) issued and warrants (class E) issued are 600,000 units and 956,249 units respectively.

Information relating to warrants outstanding and exercisable at January 31, 2009 summarized by exercise price is as follows:

	Number of				Number
Range of			Weighted	Weighted			Weighted
	Outstanding at				Exercisable at
Exercise			Average Remaining	Average			Average
	October 31, 2008				October 31, 2008
Price			Contractual Life	Exercise Price			Exercise Price
	(units)				(units)

	Class D	Class E			Class D	Class E

$3.00	120,000	956,249	4 Years	$3.00	120,000	956,249	$3.00

During the current year ended January 31, 2009, the Company used its equity instruments to acquire or pay for services, other than directors’ services and reward senior executives.

The following table summarizes 2 types of warrants (Class D and Class E) and exercise prices available to the prior Board Members, and some existing Board Members as of January 31, 2009. As of January 31, 2009 the numbers are the same as last year:

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

NOTE 20. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

The Company leases its Seattle office under long-term, non-cancelable leases, expiring in September of 2010. The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises. Rental expenses for the quarters ended January 31, 2009 and 2008 were $19,476 and $14,321 respectively. The future minimum lease payments required under the operating leases is approx. $55,340.

b) As a result of purchase of the 2 Mines (or L&L Coal), the Company is to inject approx. $6 million in cash, and to bring in mining technical skills to improve the existing mining operation, (or using its equity stock) in the next 2 years to contribute a total of approx. $7.8 million into the Mines operation China. As a result, the Company issued 400,000 shares (valued at $4.00 per share) to the 2 Mines (DaPuAn Mine and SuTsong Mine) on August 20, 2008.

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

Plan of Operations

As China does not substantial petroleum or natural gas reserves, different from that of the US, 71% of China energy is relying on coal. As China economy continues coal grow at high speed, supply of coal cannot meet the demand, thus drives coal prices upward in the recent years. This continuing demand of coal provides a leading, competitive edge for L&L energy operations, which is based on the coal rich region of Yunnan Province in the southwestern area of China. Yunnan’s strong infrastructure demands large quantities of steel, coke, and coal supplies in the next 3 years. As a result, the Company plans to expand its energy business via M&A existing operation to following government’s oligopoly policy that is to aim to eliminate many small inefficient coal mines, to increase operational efficiency and safety standards. The Company has entered 3 MOUs to acquire other energy related entities in Yunnan Province in July of 2008, following its policy to continuously acquire and expand other profitable energy entities in China and other parts of the world. Due to the unexpected Wall Street financial crisis, happened in the summer of 2008, the US liquidity is dried up which resulting a delay of the Company funding process. It is the Company’s plan to focus on funding while upgrading its team by inviting additional qualified professionals to help growth. L&L is a US company, public listed in the US OTC-BB market since 8/4/2008. L&L is known to have organizational skills and visions to upgrade the coal mining standards, which most of the local small China miners do not have. L&L has recruited an American mining executive, and is investing its time and resource to develop strategic relationship with large Japanese coal trading firms, not only to learn the high standards of Japan coal operations but also to take advantage of price differences between the higher international coal markets, and lower China domestic markets, following the Company international operational policy. The Company seeks institutions capital funding to increase its business competitive advantages and to fund acquisitions.

Results of Operations

1) During the current quarter ended on January 31, 2009, the Company sales increased of approx. 80% to $9,989,470 as compared to $5,545,237 for the same period in 2008. This sales increase was mainly due to L&L Coal sales, KMC sales increase of coal operations incurred during the current quarter. As of January 31, 2009, coal sales represent approx. 100% of L&L total sales, increased from approx. 69% from the same period ended on January 31, 2008. Please note the renevue of $9,989,470 is only representing the coal income. It did not include the LEK revenue of $1,175,834 per US GAAP. See Note #19, Discontinued Operation, for the reporting of LEK revenue earnned by L&L for the current and prior periods.

2) As of January 31, 2009, the Company controls 100% of KMC operations, and 60% of L&L Coal operations. The Company's consolidated financial statements prepared in accordance with the US generally accepted accounting principles (US GAAP), had removed minority interests from the profit belonging to the minority shareholders of L&L Coal, 40% respectively, from the Company’s net profit. Consequently, the Company consolidated results of operations appear to have a much lower profit margin than had the Company could reflect the entire operation profit as its bottom line. To reflect its true results of operation and improve its profit, the Company intents to acquire the entire equity of L&L Coal form the existing minority shareholders, when it is feasible to do so.

Total Revenue:

The Company recorded revenue of $9,989,470 for the quarter ended January 31, 2009 generated from the coal operations, excluding the revenue of $1,175,834 which is reported on Note # 19. The coal related revenue was $5,545,237 for the same period in 2008. The increase of $4,444,233 (or of 80%) for the quarter ended January 31, 2009 was a result of L&L Coal and KMC operation which contributed approx. $6.8 million and $3.1 million of sales respectively in the current period. See Sales Segment Analysis details.

Total Operating expenses:

Total operating expense of $1,344,669 incurred in the period ended January 31, 2009, representing an increase of $1,284,416 (or 2,131%) as compared to $60,253 for the same period in 2008. The increase of total operating expenses is mainly due to the acquisition of L&L Coal operations.

Interest expenses:

Interest expenses of $344,739 for the period ended January 31, 2009, representing an increase of $342,661 (or 16,489%) from $2,078 for the same period in 2008. The increase reflected increasing bank loans of L&L Coal subsidiary during the quarter, reflecting sales activities increase.

Minority Interest:

Minority interest for the period ended January 31, 2009 is $1,584,359, representing an increase of $1,584,359 (or 100%) as there is no minority interest for the same period in 2008. The increase of minority interest is due to the acquisition of L&L Coal.

Net Income:

Income increased by $1,376,403 (or 211%) to $2,029,323 during the current quarter, comparing to net income of $652,920 for the same period of 2008, as a result of L&L Coal sales and KMC coal sales increase during the current period. The Net Income could have been higher by $306,879, due to loss of the discontinued LEK air compressor operations incurred in the current quarter ended 1/31/2009.

Change in Liquidity and Capital Resources:

The following factors affected the Company’s liquidity status and capital resources:

Operating activities: Net cash provided by operating activities was $14,793,378 during the current period January 31, 2009. While in the same of period in 2008, the net cash used by operating activities was $1,382,736. By comparing these 2 periods, it shows an increment of cash provided by operating activities of $16,176,114 (or 1,170%). The increment was mainly due to the combined effect of an increase of the current period operating profit of L&L Coal and KMC operations by $6,279,522, increase of minority interest by $5,275,179, increase of accounts payable by $6,813,859, increase of lone-term payable by $3,000,000; and decrease of account receivable of $13,775,832, and decrease of prepaid and other assets of $8,024,579. The Company's operating cash flow is highly dependent upon its ability to bill the L&L Coal and KMC sales and collect these billings in a timely manner.

Investing activities: Net Cash used in investing activities was $3,406,682 during the current period ended January 31, 2009, while $50,279 was used during the same period in 2008. The increase of net cash used of $3,356,406 (or 6,676%) was due to the purchase of property and equipment, and purchase of intangible assets.

Financing activities: Net cash used in financing activities was $4,704,896 during the current period ended January 31, 2009, while $2,356,923 was generated during the same period in 2008. It shows a decrease of 7,061,819 (or 300%), which was mainly due to cash used by discontinued operation of LEK.

The current assets of the Company were $41,688,213 and $25,393,791 for the current period ended on January 31, 2009, and for the same period in 2008, respectively. The increase in current assets of $16,294,422 (or 64%) was primarily due to the increase of account receivable of $10,451,952, increase of cash of $7,251,609, increase of other receivable of $5,671,233, and increase of prepayment of $1,435,692.

The current liabilities were $15,765,518 and $9,409,666 for the current period ended on January 31, 2009 and for the same period in 2008 respectively. The decrease of the current liabilities by $6,355,852 (or 68%) was primarily due to the disposal of LEK.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

The Company's current ratio (current assets divided by current liabilities, a ratio used to determine the Company's ability to pay its short-term liabilities) is 2.64 as of January 31, 2009 compared to 1.80 in the same period ended on January 31, 2008. As a general rule, the higher the current ratio, the more likely the Company will be able to pay its short-term bills.

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

Stock-Based Compensation - The Company issued warrants to compensate directors and executive in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and provides the pro forma net earnings and pro forma earnings per share disclosures for employee stock warrants granted, as if the fair-value-based method defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied. In accordance with APB No. 25, compensation expense is recorded on the date a warrant is granted only if the current market price of the underlying stock exceeds the exercise price. The Company has issued 2 types of warrants (Class D, and Class E). As of April 30, 2005, no options have been granted.

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

a) Pro Forma Net Income and Earning Per Share:

Under SFAS 123, the Company's net earnings, and earning per share are adjusted to the pro forma amounts for the 6 months ended January 31, 2009, and 2008, as follows:

(Per $ thousand)	Nine months period ended
	1/31/2009	1/31/2008
Net income - as reported	$2,029	$653
Stock-Based employee compensation	-	-
Expense included in reported net income, net of tax	-	-
Total stock-based employee compensation expense	-	-
determined, under fair- value-based method for	-	-
all rewards, net of tax	-	-

Pro forma net profit	$2,029	$653

The fair value of the options granted in the period ended January 31, 2009 was determined based on the minimum value method. That calculation assumed no dividends, 5 year lives and risk free interest rate of 3.25% .

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the quarters ended January 31, 2009 and 2008.

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

Contractual Obligations

During the quarter ended January 31, 2009, the contractual obligations are as follows:

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

The rent expense for the past quarters ended January 31, 2009 and 2008 were in the amounts of approx. $19,476 and $6,239 respectively.

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

Item 4. Controls and Procedures Evaluation of disclosure controls and procedures

The Company with the participation of its principal executive officer (“CEO”), and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company, its CEO, and CFO have concluded that the disclosure controls and procedures are effective as of January 31, 2009, covered by this report. During the quarter ended on 1/31/2009, the Company hired Ms. Jane Lu, a CPA, in China to enhance the coal operations and controls.

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

Changes in internal control over financial reporting

During the quarter ended January 31, 2009, covered by this Report, no changes were made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

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

6.	Some Director and Officers may reside outside United States

Because the diversity of the Company's directors and officer(s) who may reside both inside and outside of the United States, it may be difficult for investors to enforce his or her rights against them or enforce United States court judgments against them if they live outside the US. After the consummation of the 2 mines (provisional named as L&L Coal, Inc) acquisition, and the KMC coal wholesales, most of the Company's assets are located in China, outside of the United States. The Company will continue to acquire other energy related entities in China in the future. It may therefore be difficult for investors in the United States to enforce their legal rights, to affect service of process upon the Company's directors or officers, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of the Company's directors and officers under Federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws. Insurance Coverage in China

Despite the assets are generally insured, the Company has a very limited business insurance coverage in China. The insurance industry in China is still at an early stage of development. In particular, insurance companies in China offer limited business insurance products. As a result, the executives and managers of the Company only have limited one-year accident insurance coverage. No other business liability or disruption insurance coverage is available for the Company's operations in China, nor for the 2 Mines (under the provisional name of L&L Coal Partners), and KMC subsidiaries in China. Any business disruption, industrial accidents in coal related operations, litigation or natural disaster might result in substantial costs and the diversion of resources.

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

Despite the entire registration has not completed, the Company received an approval of from the Chinese government of L&L ownership of KMC and LSP (a new entity intent to replace LEK air compressor subsidiary) as of January 31, 2009. The 2 coal mines (DaPuAn Mine and SuTsong Mine) recently acquired is in a process to prepare registration with the Chinese government, under a provisional name of L&L Coal Partner. While LEK investment being formulated in 2004 prior to the SAFE Circular, maybe grand-fathered out off the SAFE registration, which is spinned off during current quarter. It is unclear to what extent the regulations is applied to the Company, the Company believes that Circular 75 or other related Circular, or regulations may likely be further clarified by SAFE, in writing or through oral comments by officials from SAFE, or through implementation by SAFE in connection with actual transactions.

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

As of January 31, 2009, there were approximately 20,519,201 shares of our common stock outstanding with certain amount of warrants issued. Please refer to the Statement of Shareholders Equity for details.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter ended January 31 of 2009, the Company issued certain 144 restricted shares in small quantities for its operation purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.	Exhibits

Exhibit	Description
number

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Translation Equity Share Reversal Agreement

Reports on Form 8-K filed during the third quarter ended January 31, 2009:

i)	Form 8-K filed on 12/30/2008 disclosing Mr. Ian Robinson became an Independent Board Member of L&L.

ii)	Form 8-K filed on 1/31/2009 disclosing L&L’s management presentation material, which was presented at the Rodman & Renshaw Annual Global Investment Conference sponsored by Rodman & Renshaw Capital Group, Inc. in New York on Wednesday, November 12, 2008.

iii)	Form 8-K filed on 1/21/2009 disclosing Mr. Dickson Lee was appointed as the Chairman of L&L.

iv)	Form 8-K filed on 1/29/2009 disclosing Mr. Ian Robinson was appointed as Chairman of Compensation Committee of L&L

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L&L INTERNATIONAL HOLDINGS, INC.

Date: March 22, 2009	By:	/S/ Dickson V. Lee

	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT INDEX

Exhibits:

Exhibit	Description
number

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Translation Equity Share Reversal Agreement

####