Form 10-K
period 2009-04-30
L & L INTERNATIONAL HOLDINGS, INC
filed 2009-08-13
CIK 1137083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
---------------------------
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended APRIL 30, 2009.
OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32505

L & L INTERNATIONAL HOLDINGS, INC.
------------------------------------------------------------------------
(Exact name of small Business Issuer as specified in its charter)

NEVADA	90-2103949
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

130 Andover Park East, Suite 101, Seattle, WA 98188
-----------------------------------------------------------------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Registrant’s revenues for most recent fiscal year ended April 30, 2009 were $40,938,128.

     As of October 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant: Approximately $17,195,256.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2009 there were approximately 21.9 million shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

L & L INTERNATIONAL HOLDINGS, INC.

2009 Form 10-K Annual Report

Table of Contents

		Page
PART I
Item 1.	Business	5
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	12
Item 2.	Property	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity
	Securities	13
Item 6.	Selected Financial Data	14
Item 7.	Management's Discussion and Analysis or Plan of Operation	14
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 8.	Financial Statements and Supplementary Data	20
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
Item 9A.	Controls and Procedures	39
Item 9B	Other Information	39

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	40
Item 11.	Executive Compensation	41
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
Item 13.	Certain Relationships and Related Transactions, and Director Independence	43
Item 14.	Principal Accountant Fees and Services	44

PART IV
Item 15.	Exhibits and Financial Statement Schedules	45
	Signatures

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other filings with the U.S. Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” in Item 1A., as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We file reports with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

When we use the terms "we," "us," "our," "L & L," and "the Company," we mean L & L INTERNATIONAL HOLDINGS, INC., a Nevada corporation, and its subsidiaries.

PART I

Item 1. Business

L & L International Holdings, Inc. (the “Company”) is a State of Nevada company. The Company’s principal executive offices are located in Seattle, Washington. The Company is currently engaged in the business of coal mining, coal consolidation, and wholesaling in the People’s Republic of China (“China” or “PRC”) and its operations are conducted in the coal-rich Yunnan Province in Southwest China. Coal sales, both from coal production and coal wholesales, represented the majority of our consolidated sales for the year ended April 30, 2009. The Company conducts its business operations in China through its Chinese subsidiaries Kunming Biaoyu Industrial Boiler Co., Ltd. (“KMC”), a coal consolidating and wholesale business, and L & L Coal Partners, which currently has a 60% equity interest in two (2) operating coal mines, the DaPuAn Mine and SuTsong Mine, (“2 Mines”) which are both located in the Yunnan Province. During the third quarter ended January 31, 2009, the Company disposed of its majority interest in Lieurkong Machinery Co., Ltd. (“LEK”), an air-compressor company, to focus on its coal (energy) operations. The Company’s common stock has been listed on the Financial Industry Regulatory Authority’s (“FINRA”) Over-the-Counter Bulletin Board (“OTCBB”) in the United States as of January 2008 under the trading symbol “LLFH”. L & L’s future plans include the possible listing of its common stock for trading on a senior stock exchange such as the NYSE Alternext Exchange, and raising funds to make additional acquisitions to expand its energy operations.

The Company recruits professional accountants, engineers, and U.S. advisors, and assigns them to China to improve its operations. Using bilingual skills, an American management philosophy, and U.S. accounting knowledge, the Company believes that it will be able to aggressively grow its operations in China’s energy industry. The Company has also identified a potential American strategic partner to provide U.S. synergy to accelerate its growth.

History of the Company

The Company has fourteen (14) years of operating history. In 1995, the Company began as a private corporate financial consulting firm, under the name of Lee & Lam Financial Consultants, Ltd. In 1997, the Company expanded its operations into China and purchased an office in Shenzhen City as its operational center in China. In 1998, the Company assisted its Chinese entities in listing their common shares in the U.S. capital markets. In 1999, the Company's founder was appointed as a judicial member of the Insider Dealing Tribunal of Hong Kong conducting judicial inquiries on companies possibly violating the Insider Dealing Ordinance of Hong Kong. In 2000, L & L shifted its focus from consulting to the acquisition and operation of established businesses in China. In 2001, L & L became an SEC public reporting company in the United States. In 2002, the Company, together with the China Development Institute (CDI), a China think-tank, began its acquisition projects. To gain hands-on experience, in the same year, L & L acquired a minority equity ownership of a computer software company in Chen-Do City, China. During 2002, the Company was appointed as an Economic Advisor of the municipal government of Tong Shan City. Over the span of 2004 and 2005, L & L acquired a 60.4% equity ownership interest in Lieurkong Machinery Co., Ltd. (“LEK”), a Chinese air compressor company located in Liuzhou, China. Effective February 2008, another 20% of LEK’s equity ownership was assigned by a minority shareholder to L & L.

In 2006, the Company acquired a 60% equity ownership of KMC, a coal wholesale business. In 2007, the remaining 40% of the equity ownership of KMC was assigned to the Company by the minority shareholder of KMC. In January 2008, the Company expanded KMC’s operations by injecting additional capital and developing its own coal mining operation, the Tian-Ri Coal Mine. The Company appointed Mr. Dickson V. Lee, MBA, CPA, as Chairman of its KMC energy subsidiary in January 2008. On June 18, 2008, the Company received a Certificate of Appreciation from the United States Department of Commerce for its outstanding contribution to the U.S. business community. In May 2008, the Company acquired a 60% equity ownership interest in two (2) coal mining operations (DaPuAn Mine and SuTsong Mine, provisional name L & L Coal Partners, “2 Mines”). In January 2009, the Company commenced disposal of its LEK air-compressor segment to focus on its coal energy business.

The Company’s Corporate Structure

L & L’s corporate structure is organized to take advantage of China’s growing market, utilizing its U.S.-based Seattle corporate staff to plan and control the coal operations in the coal rich region of Yunnan, China. The Company’s coal energy operations consist of two coal business operations: (1) L & L Coal Partners, which owns a 60% equity ownership interest in two operating coal mines (DaPuAn Mine and SuTsong Mine), and (2) KMC, a coal consolidating and wholesale operation, in Yunnan Province, China. The Company assigns its U.S.-trained management team, including CPAs from its Seattle office, to monitor and control these coal operations.

Acquisitions and Dispositions of Business Entities in China

The Company performs quantitative financial reviews to determine its acquisition and disposition strategies. With its management’s bilingual abilities, analytical skills, and China-in-Country experience that it has developed over the past fourteen (14) years, the Company communicates well with Chinese business communities and believes that it can continue to acquire, develop, and operate additional profitable energy operations in China.

Acquisitions

Starting in 2002, the Company invested in certain Chinese private businesses on a small scale, to gain hands-on knowledge of operating businesses in China. Over the fiscal years ended in 2004, 2005, and 2008, the Company acquired an aggregate 80.4% equity ownership interest in LEK, an air compressor manufacturer that operates in Liuzhou, China. In 2006, the Company acquired KMC, which conducts coal consolidation and has been in the coal wholesale business for the past thirteen (13) years. As of April 30, 2009, L & L controlled 100% of KMC’s equity ownership interests. In May 2008, the Company acquired controlling equity ownership interests in two operating coal mines located in Yunnan Province – the DaPuAn Mine and the SuTsong Mine. The Company also recently acquired a 65% equity ownership interest in two coal washing facilities (with 300,000 tons of coal washing capacity) from Hon Shen Coal Company (“HSC”) on July 16, 2009. L & L also entered two MOUs (memorandum of understanding) for the proposed acquisitions of controlling equity interests in: 1) Hon Shen’s coking facilities when funds are available, and 2) Ping Yi Coal Company, with approximately 150,000 tons of annual mining production. Both acquisition targets are located in the geographical region where L & L operates.

Disposal of Air Compressor Operation

On January 23, 2009, the Company entered into an agreement to dispose of its LEK air compressor subsidiary, at which point the air compressor operations became a discontinued operation of the Company. In accordance with U.S. GAAP, the air compressor’s income (net) was reported separately on the consolidated statements of income and was labeled as a discontinued operation. In addition, for comparative purposes, the discontinued LEK information was disclosed for the three months and nine months ended on January 31, 2009, and January 31, 2008, respectively. According to the terms of the agreement, L & L returned all the shares it owned in LEK to the minority shareholders of LEK; in return, the minority shareholders of LEK returned all the shares they owned in L & L to the Company. Accordingly, the Company received 1,708,283 L & L common shares valued at $4,168,211, while the Company returned 1,517,057 shares and held 191,226 shares, or 9% of shares, as remaining interest in LEK. The remaining 9% of LEK minority equity interest and related assets were in process to be disposed of by L & L via an asset exchange with GuangZhou City Dan Yue Material Trading Company, a coal wholesale and coal equipment developer in GuangZhou City (“DYTCo”) on April 18, 2009; however, due to technical reasons, the exchange was held off. See Note 1 to the consolidated financial statements below for additional detail. As part of the disposal, LEK agreed to distribute all post-acquisition earnings of LEK to L & L for the period from December 2004 to January 2009 (up to the date of disposal). As a result of the disposal, the Company recognized a net income from discontinued operations of $145,220 for the year ended April 30, 2009 and a disposal loss of $382,961for the year ended April 30, 2009.

Customers

For the year ended April 30, 2009, we had two (2) customers, the Kunming Coking Co and the Si Zone Coal Co., both located in the Yunnan Province, who purchased over 10% of the Company’s total sales. They collectively accounted for approximately 48% (approximate $19.6 million) of our total sales and approximately 55% (approximate $7.6 million) of accountant receivables. Two (2) major suppliers each provided over 10% of our total purchases. They collectively supplied approximately 60% (approximate $8.5 million) of the Company’s inventory and 56% (approximate $0.9 million) of total accounts payable.

Distribution

The coal is distributed approximately 50% through direct sales and approximately 50% through a third party wholesaler at the present time. We sell our coal through a direct sales force of approximately 200 full-time employees who market directly to our customers, who are mostly end users of coal with long term sales agreements. We also have many agreements with most third-party buyers. While individual sales might be made to a customer who is not subject to a supply agreement, if requested and we have adequate capacity at the time, most of our sales are pursuant to agreements which are signed for two- to four-year terms, with monthly adjustments on pricing. Our customers are all located in the Yunnan Province, and are all accessible by rail lines, which is the most cost effective method for coal transport and which represent the main means of transporting coal products to our customers.

Competitors

In the Yunnan Province where the DaPuAn and SuTsong coal mines operate, there are other coal mines which directly compete with us. Some of our competitors may have greater financial, marketing, distribution and technological resources than we have, and they may have more well-known brand names in the market. Despite the fact that L & L is the only U.S. publicly-listed company in the region, competitors may also seek to enter and compete with us in the U.S. market.

Sources and Availability of Raw Materials and the Principal Suppliers

The primary materials used in conducting our coal mining and processing operations are: (i) steel and logs to support underground tunnels; (ii) cement for the construction of underground tunnels and ground structures; and (iii) water used in our production process. We procure steel and cement principally from local suppliers on a long term basis. Water is procured primarily from our own water drilling. The ultimate price of materials is set at market rates or determined through negotiation. We believe that we have well-established, cooperative relationships with our suppliers, enabling us to secure reliable supplies of the materials required in our production process. We believe that a number of alternative suppliers exist for the key materials required for coal operations, and therefore do not foresee any difficulty in obtaining adequate supplies.

For the year ended April 30, 2009, purchases from our three largest suppliers of material used for operations were not materially significant to our total cost of sales.

We use electricity in our operations from both local power companies and our own power facilities. Electricity prices in China are regulated by the government. Total electricity costs are not materially significant to our operations.

Research and Development

We had no research and development expenses in 2008 or 2009. We currently have no plans for any research and development activities and do not anticipate any material research and development costs.

Intellectual Properties and Licenses

We have no material patents, trademarks, or other intellectual property, except that L & L holds various coal operating licenses issued by the China government to operate coal mines, coal sales, coal washing activities.

Government Regulation

The following is a summary of the principal governmental laws and regulations that are or may be applicable to our operations in the PRC. The scope and enforcement of many of the laws and regulations described below are uncertain. We cannot predict the effect of further developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement of laws.

The mining industry, including certain exploration and mining activities, is highly regulated in the PRC. Regulations issued or implemented by the State Council, the Ministry of Land and Resources, and other relevant government authorities cover many aspects of exploration and mining of natural resources, including entry into the mining industry, the scope of permissible business activities, interconnection and transmission line arrangements, tariff policy and foreign investment.

The principal regulations governing the mining business in the PRC include:

  China Mineral Resources Law, which requires a mining business to have exploration and mining licenses from provincial or local land and resources agencies.
  China Mine Safety Law, which requires a mining business to have a safe production license and provides for random safety inspections of mining facilities.
  China Environmental Law, which requires a mining project to obtain an environmental feasibility study of the project.
  Foreign Exchange Controls. The principal regulations governing foreign exchange in the PRC are the Foreign Exchange Control Regulations (1996) and the Administration of Settlement, Sale and

Payment of Foreign Exchange Regulations (1996), (“the Foreign Exchange Regulations”). Under the Foreign Exchange Regulations, Renminbi (“RMB”) is freely convertible into foreign currency for current account items, including the distribution of dividends. Conversion of RMB for capital account items, such as direct investment, loans and security investment, however, is still subject to the approval of the State Administration of Foreign Exchange (“SAFE”). Under the Foreign Exchange Regulations, foreign-invested enterprises are required to open and maintain separate foreign exchange accounts for capital account items. In addition, foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from SAFE.

Our operating subsidiaries in China have been authorized by land and resources departments of local governments. Chinese regulations require that mining enterprises procure an exploration or mining license from the land and resource department of local governments before they can carry out exploration or mining activities. This license ensures that an enterprise follow proper procedures in its own exploring or mining activities and in selling its products to customers. We have secured the necessary exploration or mining licenses from local governments. Our KMC mining subsidiary possess exploration and mining licenses to explore Tian-Ri and in Yunnan Province, and is obtaining license of a Lao’s mine.

Chinese regulations also require that a mining company must have a safety certification from the PRC Administration of Work Safety before it can engage in mining and extracting activities. All of our operating subsidiaries have obtained safety certification from the Administration of Work Safety of local governments. In addition, all of our operating subsidiaries have passed government safety inspections.

Our mining operations have been granted an environmental certification from the PRC Bureau of Environmental Protection.

Employees

As of April 30, 2009, the Company had approximately 1,200 full-time employees, including approximately 100 in management, and 1,100 employees for both U.S. and China operations. None of these employees are represented by collective bargaining agreements. We have not experienced a work stoppage. Management believes that relations with the Company’s employees are good.

Available Information

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site that contains reports, proxy information and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. The materials are also available at the SEC’s public Reference Room, located at 100 F Street, Washington, D.C. 20549. The public may obtain information through the public reference room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

We are subject to a number of risks, including those enumerated below. An investment in our common stock is speculative and involves a high degree of risk. Each reader and investor should carefully read and consider these risk factors which may affect the Company’s future results and financial conditions. If the damages threatened by any of the following risks actually occur, our business, financial condition or results of operations, and cash flows would likely suffer significantly. In any of those cases, the value of our common stock could decline significantly, and you may lose all of part of your investment.

1.	Risks Relating to the Company and Its Business

The Company’s main business is operating coal mines in China. China is developing fast, but China has a sophisticated, long history with complicated cultural traditions, which are vastly different from that of the United States. The decision-making processes of China are different than those of the United States, which becomes a major risk as the Company is incorporated in the United States but operates in China. As China is still developing its legal system, laws in China are not the same as those in the United States. A coal business having United States equity and ownership controls is allowed in China. However, coal mining in China is operated under Chinese government mining licenses, subject to governmental influence and control. Potential industrial accidents and mining safety are major risks to the Company. Business activities conducted in China are generally neither covered by U.S. laws nor subject to the American judicial system. Any legal system reversal or social unrest in China could adversely affect the Company’s financial conditions and results of operations.

As the Company is in the business of coal mining, mining-related industrial accidents do happen. It is the Chinese government’s policy to improve upon mining safety to avoid accidents. The Company is reviewing existing operational standards, including insurance coverage, and is in discussions to improve the quality control standards of its mining operations.

There are critical and major risks to the Company’s mining operations, and each investor needs to consider such risks seriously before making an investment in the Company.

2.	Ownership of Land and Mining Rights

Contrary to the outright ownership of land in the United States, land in China is only leased to lessees on a long-term basis, ranging from 40 to 70 years. Currently, no law in China prohibits the continual lease of the same land by the lessee after expiration of the lease.

Coal mining licenses are the exclusive evidence for approval of a coal mine’s mining rights by the Chinese government. Similar to the ownership of land in China, coal reserves are owned by the Chinese government, which issues a mining license when it leases exclusive mining rights to a mining operator on a long term basis (normally 50 years) that allows the mining operators to operate and extract coal from the mine. The government charges all mining operators a resources (usage) fee ranging from 2%-3% based on the value of the coal excavated from the ground. The coal industry in China is heavily regulated by the government for safety and operational reasons. Several licenses and permits are required in order to operate a coal mine. These licenses and permits, once issued, are to be reviewed and renewed, typically once a year. In addition, many privately owned coal mines, including the 2 Mines, are owned via either a proprietorship or a partnership instead of by a company, due to historical reasons. Private owners under a proprietorship or a partnership of the Company’s mines may subject to greater risks than that of corporations which have limited liabilities.

3.	Cultural, Political and Language Differences

There are material cultural, political and language differences between China and the United States, which make business negotiations and doing business more difficult in China than in the United States. Furthermore, continuing trade surpluses, a result of greater Chinese exports to the U.S. than U.S. exports to China, have become a sensitive political issue in the United States, and various members of United States legislature have threatened trade sanctions against China should the country continue a trade surplus with the United States. In addition, continuing strong economic growth in China with possible military buildup may result in American economic sanctions against China that could adversely affect the financial position and results of operations of the Company.

4.	Fluctuation in the Value of the Renminbi (RMB) May Have a Material Adverse Effect on Your Investment

Since 1994, the conversion of RMB into foreign currencies, including U.S. Dollars, has been based on rates set by the People’s Bank of China, or PBOC, which are set daily based on the previous day’s PRC interbank foreign exchange market rate and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. Dollars has generally been stable. On July 21, 2005, however, PBOC announced a reform of its exchange rate system. Under the reform, RMB is no longer effectively linked to the U.S. Dollar but instead is allowed to trade in a tight 0.3% band against a basket of foreign currencies. The Chinese currency is considered by many to be under valued against other foreign currencies, including the U.S. Dollar. The Chinese RMB thus may appreciate against the U.S. Dollar. The value of the RMB has increased since the Summer of 2005, and the trend of further appreciation of the RMB against the U.S. dollar continued in 2008. When and if the Chinese Government allows a floating exchange rate, it is expected the RMB will appreciate more in its value. The United States has requested that China allow its currency exchange rate to float freely. Implications of currency fluctuation may or may not be favorable to the Company and its investments in China.

5.	We Depend on Key Persons and the Loss of Any Key Person Could Adversely Affect Operations

The future success of L & L’s investments in China is dependent on the Company’s management team, including its Chairman & Chief Executive Officer, its professional team, and advisors, who speak the languages, understand cultural differences, and are adept at doing business internationally. If one or more of the Company’s key personnel are unable or unwilling to continue in their present positions, the Company may not be able to easily replace them, and we may incur additional expenses to recruit and train new personnel. The loss of the Company’s key personnel could severely disrupt the Company’s business and its financial condition and results of operations could be materially and adversely affected. Furthermore, since the industries the Company invests in are characterized by high demand and intense competition for talent, the Company may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future. The Company cannot assure its investors that it will be able to attract or retain the key personnel needed to achieve our business objectives. Furthermore, the Company does not maintain key-man life insurance for any of its key personnel. Currently, only the CEO is covered by a one-year term accident insurance policy in China, which is paid for by the Company. We are in process to obtain a life insurance package for such a key person in case of loss his ability to perform, but as of August 11, 2009 such insurance has not been obtained.

6.	Some of Our Directors and Officers Reside Outside of the United States

Because our Company's directors and officer(s) reside both within and outside of the United States, it may be difficult for an investor to enforce his or her rights against them or to enforce United States court judgments against them if they live outside the United States. Most of the Company's assets, including the recently acquired L & L Coal Partners (2 Mines) and the KMC coal wholesale business, are located in China, outside of the United States. Additionally, the Company plans to continue acquiring other energy-related entities in China in the future. It may therefore be difficult for investors in the United States to enforce their legal rights, to effect service of process upon the Company's directors or officers, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of the Company's directors and officers under federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.

7.	Our Business has Limited Insurance Coverage in China

The Company has very limited business insurance coverage in China. The insurance industry in China is still at an early stage of development. In particular, insurance companies in China offer limited business insurance products. No business liability or disruption insurance coverage is available for the Company's business operations in China. Any business disruption, industrial accidents in coal related operations, litigation or natural disaster might result in substantial costs and the diversion of resources

8.	Chinese Legal System/Enforcement of Agreements, Including Acquisition Agreements in China

Despite China having its own securities laws and regulators, the Chinese legal system is in a developmental stage and has historically not enforced its Chinese securities law as rigidly as their U.S. counterparts. As China is not under the common law system, business conducted there is ruled by the people, not ruled by law which is different from the U.S. In addition, China’s judiciary is relatively inexperienced in enforcing corporate and commercial law, resulting in significant uncertainty as to the outcome of any litigation in China. Consequently, there is a risk that should a dispute arise between the Company and any party with whom the Company has entered into a material agreement in China, the Company may be unable to enforce such agreements under the Chinese legal system. Chinese law will govern almost all of the Company's acquisition agreements, many of which may also require the approval of Chinese government agencies. Thus, the Company cannot assure investors that the target business will be able to enforce any of the Company’s material agreements or that remedies will be available outside China.

The Company is aware that on October 21, 2005, the PRC State Administration of Foreign Exchange ("SAFE") issued a new circular ("Circular 75"), effective November 1, 2005, which repealed Circular 11 and Circular 29, which previously required Chinese residents to seek approval from SAFE before establishing any control of a foreign company or transfer of China-based assets or equity for the shares of the foreign company. SAFE also issued a news release about the issuance of its Circular 75 to make it clear that China’s national policies encourage the efforts by Chinese private companies and high technology companies to obtain offshore financing. Circular 75 confirmed that the uses of offshore special purpose vehicles (“SPV”) as holding companies for PRC investments are permitted as long as proper foreign exchange registrations are made with SAFE. As China starts to develop its legal system, additional legal, administrative, and regulatory rules and regulations may be enacted, and the Company may become subject to the additional rules and regulation applicable to the Company’s Chinese subsidiaries. In the event that the Company has a disagreement with a government agency, or a business entity in China, L & L will negotiate with such party to resolve the disagreement in order to maintain harmonious relationships while doing business in China.

Despite the fact that the entire registration process has not been completed, the Company has received an approval from the Chinese government for L & L’s ownership of KMC Inc. as of April 30, 2009. We are also in the process of registering our ownership equity ownership interest in the 2 Mines (DaPuAn Mine and SuTsong Mine) with the Chinese government, under the provisional name “L & L Coal Partners” through a nominee who is a Chinese citizen. The LEK investment was formulated in 2004 prior to the SAFE Circular, which may be grand-fathered out off SAFE registration. In addition, we recently spun off LEK on January 31, 2009. It is unclear to what extent the regulations apply to the Company. The Company believes that Circular 75 and other related Circulars or regulations may likely be further clarified by SAFE, in writing or through oral comments by officials from SAFE, or through implementation by SAFE in connection with actual transactions. The Company recently entered into an agreement for the acquisition of 65% of equity interest of Hon Shen Coal Company on July 16, 2009, and the Company will also be commencing shortly the registration procedures that are required by the Chinese government for such acquisition.

9.	Risks Associated with the Company’s Business Strategy Contemplating Growth May Need More Capital

As the Company continues to grow quickly, it requires capital infusions from the capital market. Under our current business strategy, our ability to grow will depend on the availability of additional funds, suitable acquisition targets at an acceptable cost, meeting the Company’s liability requirements, and working capital. The Company’s ability to compete effectively, to reach agreements with acquisition targets on commercially reasonable terms, to secure critical financing and to attract professional managers are critical to the Company’s success. The benefits of an acquisition may take considerable time to develop and we cannot assure investors that any particular acquisition or joint venture will produce the intended benefits. Moreover, the identification and completion of these transactions may require us to expend significant management time and effort and other resources.

10.	The Company Acquisition Strategy May Result in Dilution to Its Stockholders

The Company’s business strategy calls for strategic acquisitions of other coal related businesses. In the past, as a result of the acquisitions of KMC and LEK, the Company issued 485,600 common shares and 1,708,283 common shares, respectively, as consideration for these two (2) purchases. The Company also issued 400,000 common shares in connection with its acquisition of the controlling 60% equity interest in L & L Coal Partners, which, in turn, owns the 2 Mines. It is anticipated that future acquisitions will require cash and issuances of L & L capital stock, including our common stock, warrants, preferred shares, or convertible bonds in the future. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing from either the public sector, or private financing. Equity financing would result in dilution for our stockholders. Stock issuances and equity financing, if obtained, may not be on terms favorable to us, and could result in dilution to our stockholders at the time(s) of these stock issuances and equity financings, thus creating a risk factor. In addition, the availability of significant amounts of L & L common stock for sale could adversely affect the market price of our common stock.

As of August 11, 2009, there were approximately 21.9 million shares of common stock outstanding, with 400,000 shares of treasury stock held by the Company, and a certain amount of warrants issued. Please refer to the Statement of Shareholders’ Equity for details.

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

We also expect these developments, in addition to the existing securities rules and regulation, will make it more difficult and more expensive for the Company to attract and retain additional members to the Board of Directors (both independent and non-independent), and additional executive officers especially in regards to our recruitment of a full time Chief Financial Officer. At worst, due to expenses related to compliance with increasing securities laws and regulations, the Company may not be able to continue to maintain its status as a U. S. public company, and may need to seek listing in a market outside the United States, such as the Hong Kong Stock Exchange among other foreign exchanges, or become a private company.

Item 1B. Unresolved Staff Comments

None.

Item 2.

Properties

Company Offices and Production Facilities:

As of April 30, 2009, the properties that we either owned or leased are as follows:

(1)	We currently lease approximately 5,000 square feet at the Kunming High Tech Zone, Kunming, China, for the Company’s coal operational center in China. The operating lease for this facility expires in October 2009 but may be renewed;

(2)	We lease approximately 2,072 square feet of office space for our principal executive office, which is located at 130 Andover Park East, Suite 101, Seattle, Washington 98188. The operating lease for this facility expires on September 30, 2010;

(3)	The Company also owns an office property, located at Suite 2503, United Plaza, Shenzhen, China, with approximately 1,600 sq ft in space.

DaPuAn and SuTsong Coal Mines

The Two Coal Mines currently operated by the Company are all located in the Yunnan Province, a coal-rich region of China. We completed the acquisition of DaPuAn Mine and SuTsong Mine on May 1, 2008. The Company holds a majority (60%) equity controlling interest of the 2 Mines. The 2 Mines are physically located near the KMC coal wholesale operations.

The 2 Mines’ exclusive coal mining rights on the coal reserve of approximately 18 million tons over an approximate 50-year period since the beginning of operations (currently with over 40 years remaining as of April 30, 2009) is the basis of intangible assets of approximately $2.5 million. It is expected that when the 50 years of mining rights expires, they can be further renewed by the government. The exclusive mining rights are authorized by the government, evidenced by the government permitting mining licenses to the 2 Mines.

The DaPuAn Mine has an annual production capacity of approximately 150,000 tons, with approximately 7.82 million tons of recoverable coal reserve. The mine expansion is adjusted to approximately 210,000 tons per year to maximize costs at the present time, up front. The SuTsong Mine has annual production capacity of approximately 90,000 tons of non-smoking coal. With reserves of approximately 5.7 million tons, the SuTsong Mine is in process to expand to 150,000 tons per year subject to final governmental approval.

The 2 Mines have been in operations over the past three years. They are involved in coal mining and sales of different types of coals including coking coal (which provides both carbon and fuel for the making of coke, a critical material for the steel productions) and heating/smoking coal (which provides fuel mainly for power generating plants).

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

Our common stock, par value $0.001 per share (“Common Stock”), has traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “LLFH” since August 2008. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	Common Stock
Quarter Ended		High	Low

April 30, 2009		1.84	1.7
January 31, 2009		1.8	1.8
October 30, 2008		0	0
July 31, 2008		-N/A -	-N/A -

April 30, 2008		-N/A -	-N/A -
January 31, 2007		-N/A -	-N/A -
October 30, 2007		-N/A -	-N/A -
July 31, 2007		-N/A -	-N/A -

As of August 11, 2009, there were approximately 21.9 million shares of common stock issued and outstanding. There were no shares of preferred stock issued or outstanding.

Holders

As of August 11, 2009, there were approximately 420 record-holders of the Company’s common stock.

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

Three (New) to One (Old) Split of the Company’s Equity Securities in 2004

In 2004, the Company made a three (new) for one (old) reverse stock split of its securities. Total units of warrants issued prior to the reverse stock split were also increased in 2004 accordingly.

Status of Equity Securities

At present, the Company has three (3) types of equity securities; preferred stock, common stock, and warrants. As of April 30, 2009, the Company authorized 2.5 million shares of preferred stock. None of these preferred shares were issued or outstanding at year-end. The Company has total authorized common stock shares of 120 million. There are 400,000 common shares issued but held as treasury stock by the Company, and there are approximately 21.9 million common shares issued and outstanding as of August 11, 2009. The Company has issued warrants for the purchase of approximately 1.98 million shares of the Company’s common stock authorized in different classes, from Class A to Class E, and Class G. As the Class A, B, and C Warrants expired on February 25, 2009, the Company only has three classes of Warrants D, E and G outstanding as of April 30, 2009. See Note 19 for details.

Sales of Unregistered Securities

During the fiscal year ended April 30, 2009, the Company, relying on the Rule 144 Regulation D exemption, sold certain equity securities, warrants, and accepted certain warrant to L & L common shares conversions from its existing shareholders as follows:

ITEM 701 OF REG S-K REQUIRES MORE DETAILED DESCRIPTION OF SUCH SALES OF UNREGISTERED SECURITIES NOT PREVIOUSLY AND PROPERLY DISCLOSED IN THE COMPANY’S 8-Ks OR 10-Qs:

On February 2, 2009, pursuant to the terms of a warrant agreement, the Company issued to Dennis Brubaker (an existing shareholder and accredited investor) 75,373 shares of the Company’s common stock, exempt from registration pursuant to Rule 506 of Regulation D, promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”), upon his exercise of the Class C Warrants at an exercise price of $0.66 per share.

During the year ended April 30, 2009, pursuant to the terms of a stock subscription agreement, the Company issued to nine (9) “accredited investors,” within the meaning of SEC Rule 501(a), an aggregate of 837,151 restricted shares of the Company’s common stock at $0.59 per share for total cash consideration of $494,800. The offer and sale was made directly to these accredited investors, in a non-public offering, where the offerees had access to the kind of information that registration would disclose, in reliance on the exemption from registration afforded by Section (4)(2), promulgated pursuant to the Securities Act and Rule 506 of Regulation D.

In addition, as reported on Form 8-K (as amended, previously filed with the SEC on April 13, 2009), an insider shareholder donated one million of his personal shares to a non-profit educational foundation (a university foundation incorporated in the State of California). The insider shareholder did not receive any monetary reward or consideration for his donation. Furthermore, on January 18, 2009, the spouse of the insider donated 400,000 shares to the Company, to be classified as the Company’s treasury stock for a nominal value. See warrant disclosure and warrant table in Note 19 to the consolidated financial statements for additional details.

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

Plan of Operation

The Company is engaged in and currently generates revenue from its coal mining, coal consolidation, and wholesaling businesses in China. Despite China having substantial coal resources, due to a lack of organizational skills (among other factors) within the coal industry, China’s mining companies cannot produce enough coal to meet China’s coal demand. As the Chinese economy continues with GDP growth at an estimated 7%-8% in 2009 with emphasis on domestic consumption, the Company plans to continue leveraging on its fourteen (14) years of in-country experience, U.S. management skills, and U.S. accounting knowledge to become a leading coal energy company in the coal-rich Yunnan Province. The Company plans to expand its coal business by acquiring and expanding upon existing operations, following China’s oligopoly policy that is aimed to eliminate small, inefficient coal mines and favor efficient operations. The Company recently entered into three (3) memorandums of understanding (MOUs) to acquire additional coal entities in the Yunnan Province in July 2009. Despite the unexpected Wall Street financial crisis occurring in Fall 2008, the Company was able to increase sales and the size of its operations during the year ended April 30, 2009. The Company plans to invite qualified U.S. mining executives and strategic partners to become a part of the L & L management team, to facilitate its vertical integration objective in the coal industry. When the Company reaches a certain size, it plans to leverage the vast U.S. coal (energy) resources to diversify risks and increase revenue.

Results of Operations

During the year ended on April 30, 2009, the Company coal related sales increased of approximately 75% to $40,938,128 as compared to $23,381,508 for the same year in 2008. The sales reported on the Consolidated Statements of Income excludes sales generated by LEK sales because of our spin off of the LEK air compressor operation in January of 2009, and, as a result, the LEK sales are being treated as a discontinued operation and were not included, following the U.S. generally accepted accounting principles (U.S. GAAP). See Note 21 (Discontinued Operation) to our Financial Statements.. The increase in our sales for the year ended April 30, 2009 is mainly due to our acquisition of a controlling equity interest in the 2 Mines, which occurred May 2008. Our revenue of $40,938,128 only represents revenue generated from our coal businesses and does not include the LEK revenue of approx. $9 million, as U.S. GAAP requires LEK’s sales to be excluded in the Consolidated Statement of Income. LEK’s net income is also reported on a separate line in the Consolidated Statement of Income. See Note 21 (Discontinued Operation) to our Financial Statements, in regards to LEK revenue earned by L&L for the current and prior fiscal years ended April 30, 2009 and April 30, 2008.

As of April 30, 2009, the Company controlled 100% of KMC operations, and also controls 60% of the equity ownership of L&L Coal Partners, which, in turn, owns the 2 Mines. The Company's consolidated financial statements were prepared in accordance with the U.S. GAAP, with the Company’s net profit reflecting the removal of profit attributable to the 40% minority interests belonging to the minority shareholders of L&L Coal Partners. Consequently, the Company’s consolidated results of operations reflect a lower profit margin than the Company would have had if the Company controlled 100% of L&L Coal Partners equity ownership interests. To reflect its true results of operation and improve its profit, the Company intends to acquire the entire equity of L&L Coal Partners from the existing minority shareholders in the future, when it is feasible to do so.

Total Revenue:

As discussed above, the Company’s revenue of $40,938,128 for the year ended April 30, 2009 excluded the revenue from LEK air compressor sales. See Note 1 and Note 21 to the Company’s Financial Statements. When comparing the current year’s revenue of $40,938,128 to $23,381,508 for the prior year ended April 30, 2008, the increase of $17,556,620 (or 75%) for the current year ended on April 30, 2009 was due to coal sales from the 2 Mines, in which the Company acquired a controlling equity interest in the current year and which contributed over $27 million of sales for the current year, offset by the KMC sales decrease in the year ended April 30, 2009. See Note 16, Geographic Information, below, for details.

Total Operating expenses:

Total operating expenses for the year ended April 30, 2009 were $3,996,795 as compared to $887,464 for the year ended April 30, 2008, an increase of $3,109,331 (or 350%). The increase in total operating expenses was mainly due to the newly acquired 2 Mines, which resulted in an increase of our operating expenses, as well as personal cost and selling, general and administrative expenses in the amount of $2,111,361.

Interest expenses:

Interest expenses for the year ended April 30, 2009 were $265,186 as compared to $24,935 for the year ended April 30, 2008, an increase of $240,251 (or 963%). The increase reflected an increase in interest expenses due to the newly acquired 2 Mines during the year ended April 30, 2009.

Minority Interest:

Minority interest for the year ended of April 30, 2009 was $7,315,330 compared to the minority interest for the same period ended April 30, 2008 of $119,879. The increase in minority interest of $7,195,451 (6,002%) was due to the 40% of minority interest related to the newly acquired 2 Mines.

Net Income:

Net income increased by $8,982,774 (or 921%) to $9,957,243 for the year ended April 30, 2009 as compared to net income of $974,469 for the same period of 2008. The increase in net income was a result of increased revenue generated from sales of coal from the newly acquired 2 Mines sales which occurred during the current year ended April 30, 2009.

Change in Liquidity and Capital Resources:

The following factors affected the Company’s liquidity status and capital resources:

From the operating activities of continued operations: Net cash flow provided by the Company’s operating activities was $5,475,155 for the year ended April 30, 2009. For the same period ended April 30, 2008, net cash flow provided by operating activities was $1,350,310. The cash improvement incurred during the current year is due to combined effects of an increase of the current year operating profit of both 2 Mines and KMC operations by $10,026,883, increase of minority interest of $7,195,451, and increase of accounts payable of $7,504,690, increase in tax payable of $2,795,089, and increase of accrued liabilities and other liabilities of $1,335,207; and a decrease in accounts receivable of $16, 415,792, and decrease of prepaid and other assets of $12, 264,091 The Company's operating cash flow is highly dependent upon its ability to bill for the 2 Mine and KMC sales and collect these 2 Mines and KMC operations’ billings in a timely manner.

Investing activities of continued operations: Net Cash used in investing activities was $16,270,068 during the year ended on April 30, 2009, while $809,649 was provided by investing activities in the same period in 2008. The increase of net cash used in investing activities of $17,079,717 (or 2,109%) was due to the acquisition of the 2 Mines during the current year, and the change in investments.

Financing activities of continued operations: Net cash provided by financing activities was $883,786 for the year ended April 30, 2009, while $720,009 was provided by financing activities for the same period in 2008. The increase of $163,777 (or 22%) net cash provided by financing activities was due to the proceeds from stock issuance.

The current assets of the Company’s continued operations were $42,485,102 and $8,741,006 for the current year ended on April 30, 2009, and for the prior year ended on April 30, 2008, respectively. The increase in current assets of $33,744,096 (or 386%) was primarily due to the increases in accounts receivable of $16,403,857, prepayment and other receivable of $7,744,873, and cash and equivalent of $4,150,501, due to the new acquired 2 Mines.

Current liabilities for continued operations were $16,110,409 and $3,173,348 for the current year ended on April 30, 2009, and the prior year ended on April 30, 2008 respectively. The current liabilities increased $12,937,061 (approximately 407%) as compared to the same period in 2008, primarily due to the increase of accounts payable of $4,667,604, tax payable of $3,811,742, and accrued and other liabilities of $1,238,230 in the current year.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

The Company's “current ratio” was 2.64 as of April 30, 2009, as compared to 2.75 in the fiscal year ended on April 30, 2008. The “current ratio” is current assets divided by current liabilities. The ratio is used to determine the Company's ability to pay its short-term liabilities. As a general rule, the higher the current ratio, the more likely the Company will be able to pay its short-term liabilities.

Critical Accounting Policies and Estimates

The company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). In doing so, the company must make estimates and assumptions based on these principles. Many of the estimates and assumptions involved in the application of U.S. GAAP may have a material impact on the reported financial condition, operational performance, and the comparability of such reported information over different reporting periods. The nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters of the susceptibility of such matters to changes; the impact of estimates and assumptions on financial condition or operational performance may be material. There may be uncertainties attached to the estimates or assumptions, or may be difficult to measure or value.

As assumptions for specific sensitivities may change as a result of other possible outcomes, these estimates/assumptions may change in the future and may affect our reported amounts of assets, liabilities, revenue and expense, as well as disclosures of contingent assets and liabilities.

The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only with the appropriate authorization of our management and directors; and

(iii)	provide reasonable assurance for the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

The following accounts my require estimates in computing the balances:

Revenue Recognition - The Company's revenue recognition policies are in compliance with Staff accounting bulletin when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

Not Recording Value of Coal Reserves - On a conservative basis, the Company does not record the value of the 2 Mines' coal reserves which the Company has an exclusive right to excavate for commercial purposes and on a long term basis, as evidenced by the exclusive government mining licenses for the 2 Mines.

Income Taxes - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements. Its income from overseas controlled subsidiaries is not subject to the United States federal income taxes, as income not repatriated to the U.S. is not subject to the IRS code.

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

Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R establishes the accountings transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (2) supersedes Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company adopted SFAS No. 123R effective May 1, 2005 in accordance with the standard's early adoption provisions.

The Company, from time-to-time, may grant restricted stock to employees and executives to award them for their services. Under SFAS123R, compensation cost, is to be charged as expenses on the grant date only if the current market price of the underlying stock exceeds the exercise price. The Company has made additional disclosure on Note 23: Employee Stock Option Plan.

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the years ended April 30, 2009 and 2008.

Recently Issued Accounting Standards – In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In addition, SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements For public entities that file as a small business issuer, SFAS No. 123R is effective for the first interim or annual reporting period of the Company’s first fiscal year beginning on or after December 15, 2005. The adoption of SFAS No. 123R is not expected to have a material effect on the Company’s financial position or results of operations.

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

Earning Per Common Share - The Company has adopted SFAS No. 128, Earnings per Share, which supersedes APB No. 15. Net profit per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share (“Basic EPS”) is based upon the weighted average number of common shares outstanding. Diluted net profit per share (“Diluted EPS”) is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic EPS differs from the primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS (see Note 20).

Foreign currency translation - The Company’s foreign subsidiaries maintain their financial statements in the local currency which has been determined to be the functional currency. Substantially all overseas operations are conducted in China, using the functional currency Renminbi (RMB). Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains and losses resulting from foreign currency transactions are included in the results of operations.

Contractual Obligations

For the year ended April 30, 2009, contractual obligations were as follows:

Rent expenses for the years ended April 30, 2009 and 2008 were in the amounts of approximately $48,735 per year. See Note 24 (Commitment and Contingencies) for additional details.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

While our reporting currency is the U.S. Dollar, 100% of our consolidated revenues and 100% of consolidated costs and expenses are denominated in Renminbi (“RMB”), with the balance denominated in U.S. dollars. Substantially all of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. Dollar and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Despite there being a coal shortage due to the continued growth of the Chinese economy, which has in turn led to upward movement of coal prices, market risks do exist if the market demand situation in China changes.

Item 8. Financial Statements and Supplementary Data

The Company’s prior auditor (Jasper + Hall, PC), who audited the financial statements for the year ended April 30, 2008, was replaced by the current auditor, Kabani & Co. The current auditor has audited the Company’s financial statements for fiscal years 2008 and 2009, including restating the audited financials for the year ended April 30, 2008. See the Report of Independent Registered Public Accounting Firm on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors L & L International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of L & L International Holdings, Inc. and subsidiaries as of April 30, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of L & L International Holdings, Inc. and subsidiaries as of April 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the financial statements for the year ended April 30, 2008 have been restated.

Kabani & Co. Inc.

CERTIFIED PUBLIC ACCOUNTANTS Los Angeles, California

August 11, 2009

L & L INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of April 30, 2009 and 2008

	April 30, 2009	April 30, 2008
ASSETS		(Restated)
CURRENT ASSETS:
Cash & cash equivalent	$ 5,098,711	$ 948,210
Accounts receivable, net	16,906,010	502,153
Prepayments	3,611,371	-
Other Receivables	9,360,881	5,227,379
Inventories	1,524,493	1,336,489
Loan from business associates	1,683,636	726,775
Due from minority shareholders	4,300,000
Current assets held for disposition	-	16,286,227

Total current assets	42,485,102	25,027,233

Property and equipment, net	5,243,142	472,773
Construction-in-progress	2,085,134	-
Intangible assets, net	2,507,331	-
Investments in coal mines	1,275,660	443,876
Minority interest held in a subsidiary disposed off	573,677
Deferred tax assets	105,329	130,132
Non-current assets held for disposition	-	3,666,401

Total non-current assets	11,790,273	4,713,182

TOTAL ASSETS	$ 54,275,375	$ 29,740,415

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 4,930,866	$ 263,262
Accrued and other liabilities	953,395	(284,835)
Other payable	3,000,000
Taxes payable	6,014,922	2,203,180
Customer deposits	300,435	311,679
Due to shareholder	910,791	680,062
Liabilities related to entity held for disposal	-	6,460,576

Total current liabilities	16,110,409	9,633,924

LONG-TERM LIABILITY
Long term payable	3,000,000	-

Total long-term liability	3,000,000	-

MINORITY INTEREST	12,731,987	7,868,354

STOCKHOLDER'S EQUITY:
Preferred stock, no par value, 2,500,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 120,000,000 shares authorized,
21,202,200shares issued and 21,059,714 shares outstanding for
4/30/2009 and 4/30/2008	21,201	21,060
Paid-in Capital	9,604,694	9,978,810
Deferred stock compensation	(63,667)	(105,667)
Accumulated other comprehensive income	669,913	100,339
Retained Earnings	12,200,838	2,243,595
Total stockholders' equity	22,432,979	12,238,137

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 54,275,375	$ 29,740,415

The accompanying notes are an integral part of these consolidated financial statements.

L & L INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended April 30, 2009 and 2008

	For the Years, Ended April 30
	2009	2008

		(Restated)
NET REVENUES	$ 40,938,128	$ 23,381,508
COST OF REVENUES	17,946,206	21,994,429

GROSS PROFIT	22,991,922	1,387,079

OPERATING COSTS AND EXPENSES:
Salaries & wages	481,128	191,808
Selling / General and administrative expenses	3,515,667	695,656

Total operating expenses	3,996,795	887,464

INCOME FROM OPERATIONS	18,995,127	499,615
OTHER EXPENSES (INCOME):
Interest expense	265,186	24,935
Other expenses (income)	170	239

Total other expenses (income)	265,356	25,174

INCOME FROM CONTINUED OPERATIONS BEFORE MINORITY INTEREST
& PROVISION FOR INCOME TAXES	18,729,771	474,441

LESS: PROVISION FOR INCOME TAXES	1,219,457	186,461

INCOME FROM CONTINUED OPERATIONS BEFORE MINORITY INTEREST	17,510,314	287,980

LESS: MINORITY INTEREST	7,315,330	119,879

NET INCOME FROM CONTINUED OPERATIONS	10,194,984	168,101
DISCOUNTINUED OPERATION (Note 21)
Loss on disposal	(382,961)	-
Net Income from discontinued operations	145,220	806,368

TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(237,741)	806,368

NET INCOME	9,957,243	974,469
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	569,574	100,339

COMPREHENSIVE INCOME	$ 10,526,817	$ 1,074,808

INCOME PER COMMON SHARE – basic from continued operation	$ 0.47	$ 0.01
INCOME PER COMMON SHARE – basic from discontinued operation	$ (0.01)	$ 0.04

INCOME PER COMMON SHARE – basic	$ 0.46	$ 0.05

INCOME PER COMMON SHARE – diluted from continued operation	$ 0.47	$ 0.01
INCOME PER COMMON SHARE – diluted from discontinued operation	$ (0.01)	$ 0.04

INCOME PER COMMON SHARE – diluted	$ 0.46	$ 0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	21,492,215	20,854,212

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
– diluted, under treasury stock method	21,822,215	21,255,210

The accompanying notes are an integral part of these consolidated financial statements

L&L INTERNATIONAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended April 30, 2009 and 2008

	For the Twelve Months Period
	Ended April 30, 2009
	2009	2008

		Audited
	Audited	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continued operation	$ 10,194,984	$ 168,101
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Minority interest income	7,315,330	119,879
Depreciation and amortization	481,863	16,010
Income/(loss) from discontinued operation	(237,741)	806,368
Amortization for deferred compensation	42,000	42,000
Issuance of common stock for service	1,274,068	105,741
Issuance of common stock as gift	36,385	-

Changes in assets and liabilities:
Accounts receivable	(16,403,858)	11,934
Inventory	(188,004)	(743,302)
Prepaid and other assets	(12,044,873)	219,218
Accounts payable and Other Payable	7,667,605	162,915
Customer Deposit	(11,244)	147,951
Accrued liabilities and other liabilities	1,468,957	133,750
Long-term payable	3,000,000	-
Loan to associate	(956,861)	(726,775)
Deferred tax asset	24,803	(130,132)
Taxes payable	3,811,741	1,016,652

Net cash provided by operating activities of continued operations	5,475,155	1,350,310
Net cash provided by (used in) operating activities of discontinued operations	12,100,082	(2,341,132)

Net cash provided by (used in) operating activities	17,575,237	(990,822)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,820,446)	-
Acquisition of intangible assets	(2,507,331)	-
Construction-in-Progress	(2,085,133)	-
Change in minority interest due to acquisition and disposal	(2,451,697)	853,025
Increase in investments	(1,405,461)	(43,376)

Net cash provided by (used in) investing activities of continued operations	(16,270,068)	809,649
Net cash provided by investing activities of discontinued operations	3,666,402	22,508

Net cash provided by (used in) investing activities	(12,603,666)	832,157

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	833,786	246,165
Warrants converted to shares	50,000	480,844

Net cash provided by (used in) financing activities of continued operations	883,786	720,009

Net cash provided by (used in) financing activities of discontinued operations	(2,274,430)	351,353

Net cash provided by (used in) financing activities	(1,390,644)	1,078,362
Effect of exchange rate changes on cash and cash equivalents	569,574	(31,350)

INCREASE IN CASH AND CASH EQUIVALENTS	4,150,501	888,347
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	948,210	59,863

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 5,098,711	$ 948,210

SUPPLEMENTAL NON CASH FLOW INFORMATION:
INTEREST PAID	$ 265,186	$ 24,935

INCOME TAX PAID	$ 1,219,457	$ 186,461

NON-CASH INVESTING AND FINANCING ACTIVITY:
Issuance of 400,000 shares to acquire 60% interest in L&L Coal Partners	$1,600,000	$-

1,708,283 Shares returned by subsidiary as part of spun off	$4,168,211	$-

The accompanying notes are an integral part of these consolidated financial statements

L&L INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended April 30, 2009 and 2008

						Accumulated
	Common Stock		Additional	Deferred		Foreign

			Paid-in	Compensa-	Retained	Currency
	Shares	Amount	Capital	tion	Earnings	Translation	Total

Balance as of May 1, 2007	19,706,584	$19,706	$9,147,847	($147,667)	$1,269,126	$107,883	$10,396,895
Issuance of Shares	555,018	555	245,176				245,731
Warrants converted to shares	596,362	596	480,248				480,844
Issuance of common stock for service	201,750	202	105,539				105,741
Amortization of deferred compensation				42,000			42,000
Foreign currency translation adjustment						(7,544)	(7,544)
Net Profit					974,469		974,469

Balance as of April 30, 2008	21,059,714	21,059	9,978,810	(105,667)	2,243,595	100,339	12,238,136
Issuance of Shares	663,363	663	818,146				833,785
Warrants converted to shares	92,374	93	64,885				50,000
Issuance of common stock for acquisition	400,000	400	1,599,600				1,600,000
Issuance of common stock for service	663,713	664	1,273,404				1,274,068
Issuance of common stock as Chinese
New Year Gift	34,652	35	36,350				36,385
Cancellation of Shares	(1,711,616)	(1,712)	(4,166,502)				(4,168,214)
Amortization of deferred compensation				42,000			42,000
Foreign currency translation adjustment						569,574	569,574
Net Profit					9,957,243		9,957,243

Balance as of April 30, 2009	21,202,200	$21,202	$9,604,693	($63,667)	$12,200,838	$669,913	$22,432,979

The accompanying notes are an integral part of these consolidated financial statements

L & L INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED APRIL 30, 2009 AND 2008

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L International Holdings, Inc. (“L&L” and the “Company”) was incorporated in Nevada, and has an office in Seattle, Washington. The Company began operating in 1995, is in the coal (energy) related business. Coal sales both from coal production and coal wholesales, represented majority of its consolidated sales for the year ended April 30, 2009 and 2008. The Company conducts its coal (energy) operations in Yunnan province, southwest China, through its subsidiaries KMC coal wholesale business, and the Company’s interest in 2 coal mines (DaPuAn Mine and SuTsong Mine, provisional name L&L Coal Partners, “2 Mines”) operations acquired with effective date on May 1, 2008. In January of 2009, the Company disposed of its majority interest of LEK air-compressor segment, and thus LEK is disclosed as a “discontinued operations” .

Disposal of air compressor Operation:

On January 23, 2009, the Company entered into an agreement to dispose off the LEK air compressor, and classified the air compressor operations as a discontinued operation of the Company and the air compressor’s net income was reported separately on the Consolidated Statements of Income as discontinued operations. According to the terms of the agreement, L&L is to return all the shares it owned in LEK to the minority shareholders of LEK; and the minority shareholders of LEK is to return all the shares it owned in L&L to L&L. Accordingly the Company received 1,708,283 of its common stock valued at $4,168,211while the Company returned 1,517,057 shares of LEK it owned while it still hold 191,226 shares or 9% of shares as remaining interest in LEK. As a part of disposal LEK agreed to distribute all post acquisition earnings of LEK to L&L for the period from December 2004 to January 2009 (up to the date of disposal). The Company has reported a net income of LEK’s nine months operations (up to the disposition date in January of 2009) as a discontinued operation amounting $145,220 in the year ended April 30, 2009, and a disposal loss of $382,961 in the year ended April 30, 2009. For the comparative purposes, the prior years’ financial statements for the years ended on April 30 2008 are also adjusted to reflect the disposition of LEK subsidiary operations.

NOTE 2. RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the year ended April 30, 2008, the management of the Company determined that certain transactions and presentation in the financial statements for the year ended April 30, 2008 had not been accounted for properly.

Management became aware that there was more VAT tax payable in addition to what was recorded and reflected in the financial statements as of April 30, 2008. VAT tax payable was understated by $590,817 as of April 30, 2008. In addition, Management also determined that certain items in balance sheets of the Company as on April 30, 2008 were not properly classified in accordance with the US GAAP, specifically the allowance for bad debts.

The Company has restated its financial statements by recording the accrual for VAT taxes and bad debt allowance expenses, and reclassification as of April 30, 2008.

The effect of the correction of presentation is as follows:

BALANCE SHEET	AS PREVIOUSLY	AS
As of April 30, 2008	REPORTED	RESTATED

OTHER RECEIVABLES	$284,835	$5,227,379
LOAN FROM BUSINESS ASSOCIATES	$0	$726,775
PREPAYMENT	$6,055,271	$0
CURRENT ASSETS HELD FOR DISPOSITION	$16,266,833	$16,286,227
TOTAL CURRENT ASSETS	$25,393,791	$25,027,233

INVESTMENTS	$408,732	$443,876
DEFERRED TAX ASSETS	$0	$130,132
TOTAL NON-CURRENT ASSETS	$4,547,907	$4,713,182

ACCRUED AND OTHER LIABILITIES	$0	($284,835)
TAX PAYABLE	$1,612,363	$2,203,180
CUSTOMER DEPOSIT	$412,797	$311,679
NON-CURRENT ASSETS HELD FOR DISPOSITION	$6,441,182	$6,460,576
TOTAL CURRENT LIABILITIES	$9,409,666	$9,633,924

STATEMENT OF SHAREHOLDERS' EQUITY
Accumulated Retained Earnings	$2,669,136	$2,243,595
Total Shareholders Equity	$12,663,678	$12,238,137

STATEMENT OF OPERATIONS:
For the year ended April 30, 2009
Cost of Revenue	$21,469,664	$21,994,429
Gross Profit	$1,911,844	$1,387,079
Total Operating Expenses	$856,556	$887,464
Income from Operations	$1,055,288	$499,615
Provision for Income Tax	$316,593	$186,461
Net Income	$1,400,010	$974,469
Income per share - basic and diluted	$0.07	$0.05

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, and its 100% ownership of KMC subsidiary, and 60% of operations of L&L Coal Partners, “2 Mines”. All significant inter-company accounts and transactions are eliminated.

Business Segment – For the current quarter ended April 30, 2009, the Company has one reportable business segment: coal (energy). Sales of the Company are mainly generated from its coal (energy) operations, which represented 100% of the Company’s total consolidated income.

Revenue Recognition – The Company’s revenue recognition policies are in compliance with Staff accounting bulletin 104, which stipulates recognition of revenue when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

Sales-Coal Operations excluding LEK sales, as a result of a LEK Discontinued Operation - As the Company disposed of its LEK air compressor operation in January of 2009 and therefore, treated it as a Discontinued Operation. See Note 21 – Discontinued Operations for details.

Costs of Good Sold – For coal (energy) sales, cost of good sold includes mainly coal excavation and mining related costs. For the air compressor business, it consists of direct material cost, direct labor costs and related overhead costs associated with such product manufacturing.

Use of Estimates - The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Based on our past experience, these estimates are reasonably accurate, have not been changed, and these estimates are reasonably not likely to be changed in the future. Actual results could differ from those estimates.

New accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning May 1, 2009. Management is currently evaluating the effect of this pronouncement on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and, c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after April 30, 2009.

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

NOTE 4. BUSINESS CONBINATION

The Company owns majority equity controlling interest of the DaPuAn Coal Mine and SuTsong Mine under the provisional name of L&L Coal Partners (the “2 Mines”). The 2 Mines were acquired by the Company on May 1, 2008.

The acquisition of the 2 Mines effective on May 1, 2008,was executed based on a purchase agreement under which the Company received majority controlling (60%) equity interest in the 2 Mines (DaPuAn Mine and SuTsong Mine, or “L&L Coal Partners”, or “2 Mines”) located in Yunnan Province, a coal rich region of China. The 2 Mines are physically located near the KMC coal wholesale operational area. The consideration of the 60% equity acquisition of the 2 Mines was approximately $7.8 million,. The purchase price under the purchase agreement of $7,883,056 is to be paid in 2 years. In accordance with the purchase agreement, the Company issued 400,000 shares to the prior shareholders of “2 Mines” on August 12, 2008 and has contributed management skills to the new joint venture to expand the mines operations.

A summary of the assets acquired and liabilities assumed in the acquisition is as follows:

May 1, 2008

Cash	$ 706,670
Accounts Receivable	1,062,323
Other Receivable and Prepayment	5,531,252
Inventories	417,755
Fixed Assets	4,554,696
Intangible Asset	2,442,857

Total Assets	14,715,553

Accounts Payable	207,725

Other Payable	1,369,401

Net assets	13,138,427

Net assets acquired (60%)	$ 7,883,056

Purchase consideration (in shares & cash)	$ 7,883,056

The 2 Mines exclusive coal mining rights on the coal reserve of approximately 18 million tons over a 50-year period is the basis of intangible Asset of $2,500,000. It is expected that when the 50 years of the mining right expires, the mining rights can be further renewed by the government. The exclusive mining rights are authorized by the government and evidenced by the government mining licenses for the 2 Mines. See Note 12- Intangible Asset.

NOTE 5. CASH AND EQUIVALENTS

The cash balances as of April 30, 2009 and April 30, 2008 consist of:

Item	April 30, 2009	April 30, 2008

Cash on hand	4,458,879	414,033
Cash in banks	639,832	534,177

Total	5,098,711	948,210

NOTE 6. ACCOUNT RECEIVABLES

The account receivable balances amounted to $16,906,010 and $502,153 as of April 30, 2009 and April 30, 2008, respectively.

NOTE 7. PREPAYMENT

Prepayment includes amounts paid by the KMC and 2 Mines to its coal suppliers based on the general industry practice and amounted to $3,611,371 and $0 as of April 30, 2009 and April 30, 2008, respectively.

NOTE 8. OTHER RECEIVABLES

Other receivables consist of the following:

Item	April 30, 2009	April 30, 2008

Receivable- KMC right sale (1)	$954,373	-
Other Receivables (2)	8,406,508	5,227,379

Total	$9,360,881	$5,227,379

1) In April of 2007, KMC sold its ownership of a mining-access-right of Da-Ya-Ko mine for $2.5 million to be collected over a three year period starting 2007; approximately $0.9 million is outstanding to be collected within a year.

2) Other receivables are primarily the short term deposit with vendors, and short term unsecured zero interest bearing loans to other companies.

NOTE 9. DUE FROM MINORITY SHAREHOLDERS OF SUBSIDIARY

L&L’s 2 Mines have approximately $4.3 million in short term loans which are secured with zero bearing interest. to the original 2 Mines owners, shown as due from minority mine owners for the year ended April 30, 2009. The loan is collateralized by the minority owners interest to the 2 Mines joint venture, and the loan must be paid back to the Company within one year, before April of 2010.

NOTE 10. INVENTORIES

Inventories are valued under the first-in, first-out basis. Inventories located at KMC and 2 Mines consist of the following details as of April 30, 2009 and April 30, 2008:

Item	April 30, 2009	April 30, 2008

Raw Materials	$574,607	-
Coal	949,886	$1,297,255
Steel	-	15,676
Software	-	23,558

Total Inventory	$1,524,493	$1,336,489

NOTE 11. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of April 30, 2009 and April 30, 2008:

	April 30, 2009	April 30, 2008

RuiLi Project (property, at cost) (1)	$400,687	$400,687
Mining Machinery (2)	6,095,840	80,528
Furniture, fixtures & Office equipment	83,406	111,235
Vehicles	77,695	57,815
Leasehold improvements	27,524	27,524

Sub-total	6,685,152	677,789
Less: accumulated depreciation	(1,442,010)	(205,016)

Property and equipment, net	$5,243,142	$472,773

(1)	On April 20, 2005, the Company acquired the land usage rights of two parcels and a resort property valued at approximately $400,000 from Ms. Yong Peng, to offset her two outstanding loans of $367,948 due to the

Company. The properties located at RuiLi city, YenNan, China. The property rights include: a) a 30 year usage right on 80.5 Mu of land, (1 Mu equals 666.67 square meters) with remaining right of 21 years, expiring on 4/26/2030, b) a 20 year land usage right on 28 Mu of an adjacent land with a reservoir, with a remaining right of 15 years, expiring on 12/14/2024, and c) an ecological resort properties with pepper trees, plants, and bungalows. The property was developed as a resort. The value of the Rui-Li land has been appreciating as China continues its growth. But the book value remains the same, and has not adjusted upward, to reflect the conservative principle of accounting presentation.

(2)	Machinery related to mining and excavating equipment, includes railroad, cable, bucket cars, pulleys, motors and survey equipment, air compressors used in shafts and tunnels for the mines mining operations.

(3)	For the year ended April 30, 2009, the depreciation expense was approximately $431,716, while $16,010 for same period of 2008.

NOTE 12. INTANGIBLE ASSETS

The amount of $2,507,331 represents the exclusive mining rights to operate the 2 Mines for approximately 50 years. The intangible were acquired in the first quarter of 2008 from the 2 Mines, as a result of acquisition of the “2 Mines” on May 1, 2008. The mining rights can be renewed with no additional cost. There is no impairment of the intangible as of April 30, 2009. In accordance with US GAAP, the Company has elected to use the straight line method of amortizing its intangible asset costs. The amortization period is 50 years, resulting in amortization expenses of approximately $50,000 per year. The amortization expenses are $50,147 and $0 for the year ended April 30, 2009 and 2008 respectively.

The amortization schedule for the upcoming 5 years is as below:

Year ending April 30,	Amortization
2010	$50,147
2011	50,147
2012	50,147
2013	50,147
2014	50,147

NOTE 13. CONSTRUCTION-IN-PROGRESS

The Company is expanding the 2 Mines’ mining capacities from 150,000 tons and 90,000 tons to 300,000 tons and 150,000 tons for DaPuAn Mine and SuTsong Mine, respectively and thus “Construction-In-Progress” represents the on-going expansion projects for 2 Mines. It also includes a recently completed coal washing facility of the DaPuAn Mine with approximately 290,000 tons in annual coal washing capacity, subject to the final governmental approval. The total “Construction–in-Progress” amount was approximately $2.09 million as of April 30, 2009.

NOTE 14. INVESTMENTS

The increase in the investment of approximately $0.8 million from the prior year ended on April 30, 2008 of $443,876 to the current year ended April 30, 2009 of $1,275,660 was due to: KMC’s investments for the further development of the Tian-Ri coal mine, and Laos coal mine in the amount of approximately $1.2 million as of April 30,2009. L&L has an 80% of interest in the extraction rights of Tian-Ri coal mine, which has received the government initial approval, is currently in a stage of excavation and exploration to verify its underground coal reserves which is being conducted by an outside civil engineering firm, and construction of mountain roads has also commenced for access to the mine site. For the Laos coal mine, the equity investment includes a consulting study on the coal mine site, preliminary engineering survey of the coal reserves, which commenced and were in progress as of April 30, 2009.

NOTE 15. ACCRUALS AND OTHER LIABILITIES

Accruals and other liabilities consisted of the following as of April 30, 2009 and April 30, 2008:

Item	April 30, 2009	April 30, 2008

Other Payable	$901,542	(282,660)
Salaries & Welfare Payable	22,701	-
Other short term Liabilities	29,152	(2,175)

Total accruals	$953,395	(284,835)

Other liabilities included employees’ social insurance, prepaid rental deposit, and other loans with some other companies.

NOTE 16. GEOGRAPHIC INFORMATION

The Company mainly focus on energy operations.

Geographic Segment:

During the year ended on April 30, 2009, the Company’s operations are in two geographic locations: 1) in China, and 2) in the U.S. All income of the Company was generated in China. During the year ended April 30, 2009, the 2 Mines contribute sales of approximately $27.4 million, while KMC contributed sales of $13.5 million to the Company. Both the 2 Mines and KMC are located in China.

NOTE 17. INCOME AND SALES TAXES

The Company’s main operations are located in China. The Company is subject to income taxes primarily in two taxing jurisdictions, China, and the United States. The income of the Company is mainly generated via its controlled 2 Mines subsidiaries and KMC, controlled foreign entities located in China. The Company incurs tax liability for the coal operations including coal profit tax charged at 25% based on profit tax and various surcharges. As the 2 Mines (DaPuAn Mine and SuTsong Mine) in a heavily regulated resource business in China, are in a form of proprietorship (are not incorporated as a corporation), thus they are subject a special tax rate equal to approximately 5% of total revenue proceeds as of the fiscal year ended at April 30, 2009, subject to provisional adjustments when the coal sale changes. In the year ended April 30, 2009, some income generated from its disposed LEK air compressor operation was treated as disposed income with its disposed tax benefits of disposed loss are recorded for future tax offset. As no cash or funds were repatriated from China to the U.S., the Company’s income was not subject to the U.S. federal taxation for both the current year and the prior year ended on April 30, 2009, and 2008, under subpart F, income from controlled foreign company, of the U.S. Internal Revenue Code.

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. In the years ended on April 30, 2009 and on April 30, 2008, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

As a result of acquisition of the 2 Mines in the current year with substantial increase of sales and profit, the Company’s tax liability for the year ended at April 30, 2009 increased to $5,052,378, as compared to the prior year ended on April 30, 2008 was $2,203,180. These payables to Chinese local governments can be postponed temporarily as L&L, a U.S. company, is expanding the Sino-American joint-venture to bring in U.S. management skills to increase coal production, beneficial to the local communities. According to the China law, a new joint venture may enjoy special Chinese tax rebates from the governments, thus there is a high probability that the 2 Mines and KMC local tax liability payments may be delayed or mitigated.

The provision for income taxes from continuing operations on income consists of the following for the years ended April 30, 2009 and 2008

	April 30, 2009	April 30, 2008

US current income tax expense (benefit)
Federal	$ -	$ -
State	-	-
PRC current income tax expense (benefit)	1,219,457	186,461

Total provision for income tax	$1,219,457	$186,461

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	April 30, 2009	April 30, 2008

Tax expense (credit) at statutory rate - federal	34%	34%

State tax expense net of federal tax	6%	6%

Changes in valuation allowance	(40%)	(40%)

Foreign income tax benefit – PRC (applicable to subsidiary	25%	25%
KMC)

Tax expense at actual rate (applicable to subsidiary KMC)	25%	25%

Foreign income tax benefit – PRC (applicable to subsidiary	5%	5%
LLC)

Tax expense at actual rate (applicable to subsidiary LLC)	5%	5%

United States of America

As of April 30, 2009, the Company in the United States had approximately $1,548,751 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at April 30, 2009 consists mainly of net operating loss carry forwards. Due to the uncertainty of the realizability of the related deferred tax assets of $619,500, a reserve equal to the amount of deferred income taxes has been established at April 30, 2009. The Company has provided 100% valuation allowance to the deferred tax assets as of April 30, 2009.

People's Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 25% for the entity of KMC, while the income taxes rate for LLC is 5% since it was owned in form of partnership. LLC was acquired effectively on May 1, 2008.

The following table sets forth the significant components of the provision for income taxes for operation in PRC as of April 30, 2009 and 2008.

	April 30, 2009	April 30, 2008

Net taxable income for KMC	1,027,655	745,844

Income tax @25%	256,914	186,461

Net taxable income for LLC	19,250,868	-

Income tax @5%	963,543	-

NOTE 18. RELATED PARTY TRANSACTIONS

Item	April 30, 2009	April 30, 2008

Due to officer	$910,791	$680,062
Due from related parties	1,683,636	726,775

Due from related parties includes 1) the loan to business associates includes Tian-Ri coal mine, which is one of the Company’s investment projects; and Kemandi, which is L&L’s related company. These loans are cash in advance for project development to Hongyu Li, who is manager of KMC.

NOTE 19. STOCKHOLDERS’ EQUITY

The Company stockholders’ equity as of April 30, 2009 is disclosed on the balance sheet which is an integral part of the audited financial statements, above.

The Company authorized 2,500,000, no par value, preferred stock. Currently, there is no preferred stock is issued or outstanding. The Company has not established the details of the preferred stock as of April 30, 2009.

On January 23, 2009, the Company purchased 400,000 common stock shares of LLFH from a major shareholder for a total of $1.00. The 400,000 shares have been recorded as Treasury Stock in the accompanying financial statements since January 31, 2009.

On January 23, 2009, the Company disposed its air compressor subsidiary LEK. As a result of the disposal, LEK returned L&L shares to the Company. The Company cancelled 1,708,283 shares of common stock received from LEK during the quarter ended January 31, 2009.

On April 10, 2009, an insider entered into an agreement and donated one million shares of common stock that he personally owns to a Chung Yung Christian University Development Foundation, a non-profit organization that is incorporated in the State of California.

The table below listed the Company’s warrants as of April 30, 2009.

		Weighted Average
	Units	Exercise Price

Outstanding at April 30, 2007	3,418,710	$1.62
Exercised	(638,362)	0.80
Expired	-	-

Outstanding at April 30, 2008	2,780,348	1.86
Issued	909,000	2.50
Exercised	(92,374)	0.71
Expired	(1,611,725)	0.81

Outstanding at April 30, 2009	1,985,249	$2.50

Exercisable at April 30, 2009	1,985,249	$2.50

See Note 23, Employee Stock Option Plan, for warrants (class D and Class E) issued to executive and director compensations.

During the year ended as of April 30, 2009, certain equity shares and warrants were issued as a part of the Company business operations.

Following is a summary of the status of warrants outstanding at April 30, 2009:

	Range of	Total	Weighted Average	Weighted
Type of Warrant	Exercise	Warrants	Remaining Life	Average Exercise
	Prices	Outstanding	(Years)	Price

D & E	$ 2.25-$3.00	1,235,249	4.93	$2.93
G	$1.80	750,000	0.66	1.80

		1,985,249	3.32	$2.50

NOTE 20. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding as of April 30, 2009. Under the treasury stock method of SFAS #128 (Earning Per Share), the Company computed the diluted earning per share, as if all issued warrants were converted to common stock, and cash proceeds were used to buy back common stock. The following presents both basic and diluted earnings per share, for the twelve month periods ended on April 30, 2009 and 2008.

	Twelve Months Ended	Twelve Months Ended
Item	April 30, 2009	April 30, 2008

Net income	$9,957,243	$974,469
Number of Shares	21,492,215	20,854,212
Per Share - Basic	$0.46	$0.05

Effect of dilutive shares	330,000	400,998
Number of dilutive shares	21,822,215	21,255,210
Per Share - Diluted	$0.46	$0.05

NOTE 21. DISCONTINUED OPERATION - DISPOSAL OF AIR COMPRESSOR OPERATIONS

On January 23, 2009, the Company entered into an agreement to dispose off the LEK air compressor operation. The Company is reporting that the operation of LEK as a discontinued operation and has eliminated it from the ongoing operations of the Company. The LEK discounted income for the current and prior periods including a loss recognized in discontinued operations, is reported separately from the continued coal operations on the Consolidated Statements of Income. Thus, LEK revenue for the three months and nine months ended on January 31, 2009 and January 31, 2008 of $1,175,834, $3,951,852, $2,492,972, and $6,836,032 respectively, are not reported on the Consolidated Statements of Income of the Company. Instead, only LEK’s net income from its discontinued operations of $76,082, $134,891, $145,220, and $373,026 are reported separately in the accompanying financial statements. In addition, a loss of LEK disposal of $382,961 is reported as Discontinued Operations.

According to the terms of the agreement, L&L is to return all of the shares it owned in LEK to the minority shareholders of LEK; and the minority shareholders of LEK are to return all the shares it owned in L&L to L&L. Accordingly the Company received 1,708,283 of its common stock valued at $4,168,211 while the Company returned 1,517,057 shares of LEK it owned while it holds 191,226 shares or 9% of shares as remaining interest in LEK. As part of disposal LEK, the parties agreed to distribute all post acquisition earnings of LEK to L&L for the period from December 2004 to January 2009 (up to the date of disposal). As a result of disposal, the Company recognized an income from discontinued operation of $76,082 and $145,220 for the three and nine periods ended January 31, 2009 and disposal loss of $382,961 for the three and nine month periods ended January 31, 2009.

Following is the Summary of Disposed Operations.

LEK-Discontinued Operations
BALANCE SHEETS
April 30, 2008
CURRENT ASSETS HELD FOR DISPOSITION	$16,286,227

Cash & cash equivalent	$368,113
Accounts receivable, net	6,121,935
Prepayments	0
Other Receivables	7,201,944
Inventories	2,523,533
Other assets	70,702

NON-CURRENT ASSET HELD FOR DISPOSITION	3,666,401

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES HELD FOR DISPOSITION:	$6,460,576

Accounts payable	$1,048,766
Accrued and other liabilities	540,445
Taxes payable	1,951,447
Customer deposits	645,488
Bank loan	2,274,430

LEK-discontinued Operations
STATEMENTS OF INCOME*

	For the Years Ended April 30,
	2009	2008

REVENUES	$ 3,951,852	$ 8,709,783
Cost of Goods Sold	2,502,512	6,133,151

Gross profit	1,449,340	2,576,632

TOTAL OPERATING COSTS AND EXPENSES:	1,328,411	2,109,161
INCOME FROM OPERATIONS	120,929	467,471

TOTAL OTHER (INCOME)	(61,276)	(924,045)

INCOME BEFORE INCOME TAX	182,205	1,391,516
LESS: INCOME TAX	0	245,276

INCOME BEFORE MINORITY INTEREST	182,205	1,146,240
Less: Minority Interest	1,583	10,336

NET INCOME AFTER MINORITY INTEREST	180,622	1,156,576

Less: Minority Interest	35,402	350,208

NET INCOME	$ 145,220	$ 806,368

*: In accordance with the FASB 144, the discontinued revenue, cost of sold, and gross margin of LEK operations are disclosed only in the above summary, instead of being reported on the Consolidated Statements of Income. Despite the exclusion of LEK revenue, discontinued LEK net profit of $145,220 is reported on the Consolidated Statements of Income.

NOTE 22. CONCENTRATION OF CREDIT RISK

The Company maintains the majority of its cash balances at banks located in Hong Kong and China. Cash balances in these foreign locations are not insured as they do in the U.S. In addition, there are times, when the Company’s cash deposits maintained at U.S. banks located in the United States exceed federal government insured limits. As of April 30, 2009 and April 30, 2008, the Company had uninsured bank cash balances of $5,036,400 and $879,921, respectively.

Financial instruments that also potentially subject the Company to concentrations of credit risks are primarily trade accounts receivable and common stock of its investors. The trade accounts receivable are due primarily from clients in China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable.

For the year ended April 30, 2009, we had two major customers who purchased over 10% of the Company’s total sales. They collectively accounted for approximately 48% (approximate $19.6 million) of our total sales and approximately 55% (approximate $7.6 million) of accountant receivables. On the other hand, there are two major suppliers each provided over 10% of our total purchases. They collectively supplied approximately 60% (approximate $8.5 million) of the Company’s inventory and 56% (approximate $0.9 million) of total accounts payable.

For the year ended April 30, 2008, we had two major customers who purchased over 10% of the Company’s total sales. They collectively accounted for approximately 87% (approximate $20.3 million) of our total sales and approximately 89% (approximate $0.45 million) of accountant receivables. On the other hand, there are two major suppliers each provided over 10% of our total purchases. They collectively supplied approximately 57% (approximate $12.9 million) of the Company’s inventory and 86% (approximate $0.23 million) of total accounts payable.

NOTE 23. EMPLOYEE STOCK OPTION PLAN

The Company has no qualified employee stock option plan. The Company issued 2 types of warrants, one for executives (warrant class D), and the other for directors (warrant class E). Only directors and senior executives are entitled to receive warrants, as compensations for their services.

During the current year, 92,374 warrants were exercised for the issuance of common shares. As of April 30, 2009, total warrants authorized under Class D and Class E were 1,100,000 units and 4,000,000 units, respectively. During the period ended April 30, 2009, total units of warrants (class D) issued and warrants (class E) issued were 120,000 units and 1,115,249 units, respectively.

Information relating to warrants outstanding and exercisable at April 30, 2009 summarized by exercise price is as follows:

			Weighted	Weighted			Weighted
Range of	Number of		Average		Number
				Average			Average
Exercise	Outstanding at		Remaining		Exercisable at
				Exercise			Exercise
Price	April 30, 2009 (units)		Contractual		April 30 2008 (units)

			Life	Price			Price

$2.25 -	Class D	Class E			Class D	Class E

$3.00	120,000	1,115,249	4.93 Years	$2.93	120,000	1,115,249	$2.93

During the current year ended April 30, 2009, the Company did not use its equity instruments to acquire goods or services, other than for directors’ services and to reward senior executives.

The following table summarizes two types of warrants (Class D and Class E) and exercise prices available to the existing and prior executives and board members as of April 30, 2009. Starting from April 1, 2009, monthly warrant issuances to executives and board members will be 4,000 units, changing from 2,000 units per month. The warrants issued will expire after five years, but could be extended.

	Number of Warrants	Number of Warrants
	(D) issued and	(E) issued and	Warrants convertible
Name of Director, executive	outstanding	outstanding	price

	120,000
Executives			$2.25
Directors		1,115,249	$3.00

Total units issued	120,000	1,115,249

NOTE 24. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

The Company leases its Seattle office and its Kunming office under long-term, non-cancelable leases, expiring in September of 2010 and October of 2009, respectively. The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises. Rental expenses for the year ended April 30, 2009 and 2008 were $29,908 and $19,476, respectively. The future minimum lease payments required under the operating leases is approximately $25,340.

b) Commitments

Despite the Company has issued 400,000 of its equity shares (valued at $4.00 per share) to the name of the 2 Mines (DaPuAn Mine and SuTsong Mine, called L&L Coal Partners) on August 20, 2008, the Company is to inject approx. $6 million in cash, to in approximately 12 months to satisfy its contribution, under the purchase terms with the 2 Mines.

NOTE 25. SUBSEQUENT EVENTS

1.	On July 16, 2009 the Company acquired a 65% equity interest of Hon Shen Coal Mine’s 300,000 ton annual coal washing capacities from the 2 coal washing facilities, located in Yunnan, China, which would bring additional revenue of approximately $39 million in one year, if used $130 per ton sales price of fine washed coal as a basis.

2.	Subsequent to April 30, 2009, the Company issued 694,711 shares for the total consideration of $608,500.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal year ended April 30, 2009, the Company changed its auditors, and engaged Kabani & Co., Inc as its current auditor to replace Jaspers + Hall, PC. There is no disagreement between the Company, prior and current accountants.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company with the participation of its principal executive officer (“CEO”), and acting Chief Financial Officer (“CFO”), have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company, its CEO, and CFO have concluded that the disclosure controls and procedures are effective as of 4/30/2009, covered by this report.

Internal Control over Financial Reporting

(a) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of April 30, 2009 based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of April 30, 2009. Management has determined that (i) our inadequate staffing and supervision and (ii) the significant amount of manual intervention required in our accounting and financial reporting process are material weaknesses in our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Changes in internal control over financial reporting

No changes were made to our internal control over financial reporting that occurred during the quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures and internal controls over financial reporting is an ongoing process that may change over time.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers and Corporate Governance

The following tables set forth information regarding the Company’s current executive officers and directors of the Company. The Board of Directors is comprised of only one class, and includes four independent directors and our Chairman, Mr. Dickson V. Lee. Except as otherwise described below, all of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Positions

Dickson V. Lee	60	CEO and Chairman of the Board
Jung Mei (Rosemary) Wang	49	Acting Chief Financial Officer
Shirley Kiang	58	Director (Independent)
Joseph J. Borich	65	Director (Independent)
Ian Robinson	69	Director (Independent)
Robert Lee	57	Director (Independent)

Mr. Dickson V. Lee, Chairman of the Board and Chief Executive Officer - Mr. Lee founded the company in 1995. He has extensive management experience with NYNEX (now Verizon), KPMG in New York. Mr. Lee was a New York CPA in 1983 and now is a Washington State CPA. Mr. Lee, who is fluent in Mandarin, Cantonese, and English, served as a judicial member of the Hong Kong SEC Insider Dealing Tribunal (a trial court) for six years. He earned an MBA from Dalhousie University and travels frequently between US and China.

Ms. Shirley Kiang, MBA, Chair of Audit Committee - Ms. Kiang, was a senior executive for 20 years with experience in corporate governance, corporate management and financial analysis for high-tech firms in Silicon Valley, California and in Asia. Ms. Kiang is a U.S. citizen, speaks three languages, and has close contacts in China and Taiwan. She has been a board member since 1998. Ms. Kiang was a psychology major and earned her MBA degree in Finance from the University of Massachusetts at Amherst, MA Ms. Kiang does not work for any company for the past five years, except has been associated with L&L.

Mr. Joseph J. Borich, MBA, Chair of Nomination Committee - Mr. Borich, Independent Director, is currently the Executive Director of the Washington State China Relations Council and has held this position for the past five years. The Council represents over 100 American corporations interested in China, including Boeing and Microsoft. Mr. Borich was the American Consul General to Shanghai of the U.S. embassy to China in 1990s. He also held many positions with the U.S. State Department for over twenty years service as a U.S. foreign officer. Mr. Borich served in the US Army including a tour in Vietnam in 1970s. He speaks fluent Chinese.

Mr. Ian Robinson, CPA, Chair of Compensation Committee – Mr. Robinson, Independent Director, is a former partner at Ernst & Young. His prior experience included being a Board Member of many US and Hong Kong public listed companies, has forty years' experience in auditing and public reporting. He is a Fellow of the CPA Society of Australia and Fellow of the CPA Society of Hong Kong. Mr. Robinson works at Robinson Consulting Inc. for the past five years, He travels frequently between the US and Hong Kong.

Mr. Robert Lee, Board of Directors - Mr. Lee, Independent Director, is an experienced engineer who has 20 years of experience in mechanical engineering and organizational skills. Fluent in Mandarin and English, he focuses on strategic development of L&L’s air-compressor operations. Robert works for Michigan State government for the past five years. Mr. Lee studied at Michigan State University in engineering and mathematics, but did not receive a formal degree. He resides in East Lansing, Michigan.

Ms. Jung Mei (Rosemary) Wang, CPA, Acting Chief Financial Officer – Ms. Wang is a U.S. Certified Public Accountant with over 20 years of auditing experience in U.S. GAAP, taxation and internal controls of both public and private companies. Currently, Ms. Wang is a managing partner of Wang & Chou Accountancy Corp. a California-based accounting firm. She is energetic, speaks both Mandarin and English, and has extensive knowledge of China. Rosemary is a U.S. Citizen, resides in San Jose, California. Ms. Wang received a MBA degree in Finance, and she also received Master Degree in U.S. Taxation degree from San Jose State University.

Involvement in Certain Legal Proceedings

To the best of L&L knowledge, none of our directors or executive officers has, during the past five years:

(a)	Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d)	Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act All of our officers and board members, and 10% shareholders will file Form 3 if such form has not been filed with SEC.

Based on our review for the year ended April 30, 2009, our directors and executive officers have not complied with Section 16(a) filing requirements applicable to them.

Code of Ethics

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

Corporate Governance Audit Committee

Although we are not a “listed company” under SEC rules and are therefore not required to have an audit committee, we have established an audit committee comprised of three independent members. Our audit committee is comprised of Ms. Shirley Kiang, Ian Robinson, CPA, and Robert Lee.. Our board of directors has determined, based on information furnished by Shirley Kiang, and Ian Robinson and other available information, that they meet the requirements of “audit committee financial experts” as such term is defined in the rules promulgated under the Securities Act and the Exchange Act. Mrs. Kiang was appointed to serve as chairman of the audit committee, while Mr. Ian Robinson CPA also serve as our audit committee financial expert.

Item 11. Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned for years ended April 30, 2009 and 2008 by each Chief Executive Officer that served in the most recent fiscal year and each of our other two highest paid executives, whose total compensation exceeded $100,000 (if any) for the years ended April 30, 2009 and 2008.

SUMMARY COMPENSATION TABLE

							Nonqualified
				Stock	Warrant	Non-Equity	Deferred	All Other
Name and Principal		Salary	Bonus	Awards	Award	Incentive Plan	Compensation	Compensa	Total
Position	Year	($)	($)	(units)	(units)	Compensation	Earnings ($)	tion ($)	($)
Dickson V. Lee	2009	132,000	-	6,000	20,000	-	-	-	132,000
current CEO (1)
	2008	125,000	-	-		-	-	-	125,000

Paul W. Lee
previous CEO (2)	2009	-	-	42,000	10,000	-	-	-

(1)	Mr. Dickson V. Lee was appointed as our Chief Executive Officer effective on August 25, 2008.

(2)	Mr. Paul W. Lee resigned as our Company’s Chief Executive Officer effective on August 25, 2008.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements with our Executive Officers

We have employment agreements with our executive officers, and employees

Outstanding Equity Awards at Fiscal Year-End

The Company may further grant executives cash and equity awards, to reward excellent performance to the Company.

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the year ended April 30, 2009.

DIRECTOR COMPENSATION TABLE

		Fees
		Earned	Stock	Warrant		Nonqualified
		or Paid	Awards	Award	Non-Equity	Deferred	All Other
Name and Principal		in Cash	(units)	(units)	Incentive Plan	Compensation	Compensation
Position	Year	($)	(7)	(6)	Compensation	Earnings ($)	($)	Total ($)

Dickson V. Lee (1)	2009		- -	-	-	-	-	-
Joseph J. Borich								-
(2)	2009		- 12,000	5,000	-	-	-
Shirley Kiang (3)	2009		- 12,000	5,000	-	-	-	-
Ian Robinson (4)	2009		- 12,000	5,000	-	-	-	-
Robert Lee (5)	2009		- 12,000	5,000	-	-	-	-

(1)	Mr. Lee was appointed as Chairman of board of director effective January 25, 2009, and is entitled to receive annual compensation of $0 for is services rendered as director.

(2)	Mr. Borich was appointed to our board of directors effective February 18, 2005, and is entitled to receive annual compensation of $0 for his services rendered as a director, as well as chairman of the nomination committee.

(3)	Ms, Kiang was appointed to our board of directors effective March 1, 2004, and is entitled to receive annual compensation of $0 for his services rendered as a director, as well as chairman of the auditing committee.

(4)	Mr. Robinson was appointed to our board of directors effective December 22, 2008, and is entitled to receive annual compensation of $0 for his services rendered as a director, as well as chairman of the compensation committee and member of the audit committees.

(5)	Mr. Robert Lee was appointed to our board of directors effective March 18, 2008, and is entitled to receive annual compensation of $0 for his services rendered as a director, as well as member of the audit committees.

(6)	Warrants of the Company are issued to the Company directors (or former directors) to compensate director’s services. Warrants exercisable in the four years after issuance date are given free as an incentive for helping the Company to grow. There is no cash effect on both recipients of warrants. There is no taxable gain until a warrant is disposed for a gain. The exercise price of the warrants issued to directors was $3.00 per share.

(7)	L&L stock was closed at $1.80 on April 30, 2009.

Indemnification of Officers and Directors

We are a Nevada corporation, and accordingly, we are subject to the corporate laws under the Nevada Revised Statutes. Article XI of our Bylaws contain the following indemnification provision for our directors and officers:

“The corporation plans to indemnify its directors and officers to the fullest extent not prohibited by the Nevada General Corporation Law; provided, however, that the corporation may modify the extent of such indemnification by individual contracts with its directors and officers; and, provided, further, that the corporation shall not be required to indemnify any director or officer in connection with any proceeding (or part thereof) initiated by such person unless (i) such indemnification is expressly required to be made by law, (ii) the proceeding was authorized by the Board of Directors of the corporation, (iii) such indemnification is provided by the corporation, in its sole discretion, pursuant to the powers vested in the corporation under the Nevada General Corporation Law or (iv) such indemnification is required to be made under subsection (d).”

Such indemnification provision may be sufficiently broad to permit indemnification of our executive officers and directors for liabilities (including reimbursement of expenses incurred) arising under the Securities Act. We are currently finalizing directors’ and officers’ liability insurance (D&O insurance) covering our directors and officers activities conducted for and on behalf of L&L.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. No pending material litigation or proceeding involving our directors, executive officers, employees or other agents as to which indemnification is being sought exists, and we are not aware of any pending or threatened material litigation that may result in claims for indemnification by any of our directors or executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of August 11, 2009 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of July 29, 2009 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. To the best of our knowledge, subject to community and martial property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted

	Name of Beneficial	Amount and Nature of
Class of Stock	Owner	Beneficial Ownership	Percent

Executive Officer and Directors

Common	Dickson V. Lee	7,692,750	35.08%
Common	Shirley Kiang	126,002	0.57%
Common	Joseph J. Borich	47,000	0.21%
Common	Ian Robinson	12,000	0.05%
Common	Robert Lee	853,420	3.89%
Common	All officers and	8,731,172	39.81%
	directors as a group
5% or above Shareholders
Common	Li Xiang	1,200,000	5.47%

Less than 5% Shareholders
Common	All Shareholders as a	12,001,079	54.72%
	group

Total issued & outstanding		21,932,251	100%

(1)	Unless otherwise specified, the address for the officers and directors of the Company is 130 Andover Park East, Suite 101, Seattle, Washington.

(2)	Issued to Mr. Li Xiang in connection with the Tech-H acquisition of China in 2001. Mr. Li resides in Chengdu City, Szechwan Province.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Related Party Transactions
Item	April 30, 2009	April 30, 2008

Due to Officer	$910,791	$680,062

Director Independence

The Board has determined that Mrs. Shirley Kiang, Mr. Joseph J. Borich, Mr. Ian Robinson, and Mr. Robert Lee are independent directors under listing standards of the NYSE Alternext US LLC (formerly the American Stock Exchange).

Item 14. Principal Accountant Fees and Services

Kabani & Company, Inc. CPAs served as our independent registered public accounting firm for our fiscal year ended April 30, 2009, while Jaspers + Hall, PC served as our independent registered public accounting firm for our fiscal year ended April 30, 2008. The following table shows the fees that were billed for audit and other services provided by this firm during the 2009 and 2008 fiscal years:

Item	Fiscal Year of 2009	Fiscal Year of 2008

Audit Related Fees:
Audit fees	$110,000	$35,000
Quarterly and other fees	$50,000	43,500

Total audit fees	160,000	$78,500

Pre-Approval Policies and Procedures of the Audit Committee We have established a formal audit committee elected from our board of directors and have adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.

Part IV
Item 15.	Exhibits and Financial Statement Schedules

1. Independent auditor’s report on Financial Statements.

The following list describes the exhibits filed as part of this report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION

21.1	Subsidiaries of the Company

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L&L INTERNATIONAL HOLDINGS, INC.

Date: August 11, 2009	By:	/s/ Dickson V. Lee

	Name:	Dickson V. Lee, CPA
	Title:	CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dickson V. Lee	CEO & Chairman	August 11, 2009

Dickson V. Lee, CPA

/s/ Jung Mei Wang, Rosemary	Acting CFO	August 11, 2009

Jung Mei (Rosemary) Wang, CPA

/s/ Shirley Kiang	Director	August 11, 2009

Shirley Kiang

/s/ Ian Robinson	Director	August 11, 2009

Ian Robinson, CPA

/s/ Robert Lee	Director	August 11, 2009

Robert Lee

EXHIBIT 21.1

L&L INTERNATIONAL HOLDINGS, INC.
SUBSIDIARIES OF THE COMPANY
(as of April 30, 2009)

Legal Entity Name	Jurisdiction of Incorporation

L&L Coal Partners.	P.R.C.
Kunming Biaoyu Industrial Boiler Co., Ltd (“KMC”)	P.R.C.

EXHIBIT 31.1

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER I, Dickson V. Lee, certify that:

1. I have reviewed this annual report on Form 10-K of L&L International Holdings, Inc for the twelve months ended April 30, 2009;

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

L&L INTERNATIONAL HOLDINGS, INC.

Date: August 11, 2009	By:	/S/ Dickson V. Lee

	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 31.2

CERTIFICATIONS OF ACTING CHIEF FINANCIAL OFFICER

I, Jung Mei (Rosemary) Wang certify that:

1. I have reviewed this annual report on Form 10-K of L&L International Holdings, Inc. for the twelve months ended April 30, 2009;

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

L&L INTERNATIONAL HOLDINGS, INC.

Date: August 11, 2009	By:	/S/ Jung Mei Wang

	Name:	Jung Mei (Rosemary) Wang, CPA
	Title:	Acting CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-K of L&L International Holdings, Inc. (the “Registrant”) for the period ended April 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L INTERNATIONAL HOLDINGS, INC.

Date: August 11, 2009	By:	/S/ Dickson V. Lee

	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-K of L&L International Holdings, Inc. (the “Registrant”) for the period ended April 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jung Mei (Rosemary) Wang, Acting Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L INTERNATIONAL HOLDINGS, INC.

Date: August 11, 2009	By:	/S/ Jung Mei Wang

	Name:	Jung Mei (Rosemary) Wang, CPA
	Title:	Acting CFO