Form 10-Q
period 2009-07-31
L & L INTERNATIONAL HOLDINGS, INC
filed 2009-09-14
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

——————————

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE FIRST QUARTER ENDED ON JULY 31, 2009

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2009 there were 21,632,251 shares of common stock outstanding, with par value of $0.001.

	L & L INTERNATIONAL HOLDINGS, INC.

	Form 10-Q Quarterly Report

	Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements - Unaudited
	Consolidated Balance Sheets
	As of July 31, 2009 and April 30, 2009	3
	Consolidated Statements of Income
	For the Three Months Ended July 31, 2009 and 2008	4
	Consolidated Statements of Cash Flow
	For the Three Months Ended July 31, 2009 and 2008	5
	Notes to the Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

Signatures		29
Index to Exhibits		30

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

L & L INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of July 31, 2009 and April 30, 2009
(Unaudited)

	July 31, 2009	April 30, 2009
ASSETS
CURRENT ASSETS:
Cash & cash equivalent	$6,435,149	$5,098,711
Accounts receivable	15,628,715	16,906,010
Prepayments	3,003,970	3,611,371
Other Receivables	8,777,646	9,360,881
Inventories	2,701,468	1,524,493
Loans to related parties	1,888,296	1,683,636
Due from minority shareholders	4,300,000	4,300,000

Total current assets	42,735,244	42,485,102

Property and equipment, net	7,404,273	5,243,142
Construction-in-progress	6,285,466	2,085,134
Intangible assets, net	2,503,660	2,507,331
Investments in coal mines	1,288,097	1,275,660
Minority interest held in a subsidiary disposed off	573,677	573,677
Deferred tax assets	105,175	105,329

Total non-current assets	18,160,348	11,790,273

TOTAL ASSETS	$60,895,592	$54,275,375

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,491,084	$4,930,866
Accrued and other liabilities	1,283,606	953,395
Other payable	4,464,129	3,000,000
Taxes payable	5,458,889	6,014,922
Customer deposits	494,706	300,435
Due to shareholder	858,686	910,791

Total current liabilities	16,051,100	16,110,409
LONG-TERM LIABILITIES
Long term payable	3,000,000	3,000,000

Total long-term liabilities	3,000,000	3,000,000

MINORITY INTEREST	15,449,414	12,731,987
STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 120,000,000 shares authorized,
22,032,251 and 21, 059.714 shares issued and outstanding as on July
31, 2009 and April 30, 2009, respectively	22,032	21,201
Paid-in Capital	10,899,438	9,604,694
Deferred stock compensation	(53,167)	(63,667)
Accumulated other comprehensive income	631,808	669,913
Retained Earnings	14,894,967	12,200,838

Total stockholders' equity	26,395,078	22,432,979

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,895,592	$54,275,375

The accompanying notes are an integral part of these unaudited consolidated financial statements

L & L INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the periods ended July 31, 2009 and 2008
(Unaudited)

	For the Periods Ended July 31,
	2009	2008

		(Restated)

NET REVENUES	$12,745,050	$10,665,981
COST OF REVENUES	6,684,640	4,924,295

GROSS PROFIT	6,060,410	5,741,686

OPERATING COSTS AND EXPENSES:
Salaries & wages	327,948	340,700
Selling / General and administrative expenses	825,937	713,689

Total operating expenses	1,153,885	1,054,389

INCOME FROM OPERATIONS	4,906,525	4,687,297
OTHER EXPENSES (INCOME):
Interest expense	3,598	60,385
Other expenses (income)	(100,358)	8,730

Total other expenses (income)	(96,760)	69,115

INCOME FROM CONTINUED OPERATIONS BEFORE MINORITY INTEREST &
PROVISION FOR INCOME TAXES	5,003,285	4,618,182
LESS PROVISION FOR INCOME TAXES	352,634	302,673

INCOME FROM CONTINUED OPERATIONS BEFORE MINORITY INTEREST	4,650,651	4,315,509
LESS: MINORITY INTEREST	1,956,522	1,777,185

NET INCOME FROM CONTINUED OPERATIONS	2,694,129	2,538,324

DISCOUNTINUED OPERATION
Net Income from discontinued operations	-	42,041

NET INCOME	2,694,129	2,580,365

OTHER COMPREHENSIVE INCOME:
Foreign currency translation income (loss)	(38,105)	569,810

COMPREHENSIVE INCOME	$2,656,024	$3,150,175

INCOME PER COMMON SHARE – basic from continued operation	$0.127	$0.120
INCOME PER COMMON SHARE – basic from discontinued operation	$ -	$0.002
INCOME PER COMMON SHARE – basic	$0.127	$0.122

INCOME PER COMMON SHARE – diluted from continued operation	$0.126	$0.116
INCOME PER COMMON SHARE – diluted from discontinued operation	$ -	$0.002
INCOME PER COMMON SHARE – diluted	$0.126	$0.118

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	21,167,409	21,198,903

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
– diluted, under treasury stock method	21,307,409	21,944,901

The accompanying notes are an integral part of these unaudited consolidated financial statements

L&L INTERNATIONAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
For the periods ended July 31, 2009 and 2008
(Unaudited)

	For the Three Months Period
	Ended July 31, 2009
	2009	2008

		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continued operation	$2,694,129	$2,538,324
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Minority interest income	1,956,522	1,777,185
Depreciation and amortization	768,114	887,242
Income/(loss) from discontinued operation	-	42,041
Amortization for deferred compensation	10,500	10,500
Issuance of common stock for services	619,262	171,081

Changes in assets and liabilities (net of business acquisition):
Accounts receivable	1,277,294	(5,773,462)
Inventory	(1,176,975)	(713,154)
Prepaid and other assets	1,190,637	(10,723,501)
Accounts payable And other payable	24,347	8,734,200
Customer deposit	194,271	1,876,336
Accrued liabilities and other liabilities	278,106	1,672,303
Loan to associate	(204,660)	667,045
Deferred tax asset	154	(3,044)
Taxes payable	(556,033)	511,087

Net cash provided by operating activities of continued operations	7,075,668	1,674,183
Net cash provided by (used in) operating activities of discontinued operations	-	(301,178)

Net cash provided by operating activities	7,075,668	1,373,005

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,909,227)	(5,308,013)
Change in intangible assets	3,671	(2,500,000)
Change in fixed assets	(20,018)	(20,454)
Construction-in-Progress	(4,200,333)	-
Change in minority interest due to acquisition and disposal	760,906	6,263,458
Increase in investments	(12,437)	(238,193)

Net cash (used in) investing activities of continued operations	(6,377,438)	(1,803,202)
Net cash provided by investing activities of discontinued operations	-	-

Net cash (used in) by investing activities	(6,377,438)	(1,803,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank loan	-	396,199
Warrant converted to shares	475,000	-
Proceeds from issuance of stock	201,313	100,000

Net cash provided by financing activities of continued operations	676,313	496,199
Net cash provided by (used in) financing activities of discontinued operations	-	(30,861)

Net cash provided by financing activities	676,313	465,338

Effect of exchange rate changes on cash and cash equivalents	(38,105)	569,810

INCREASE IN CASH AND CASH EQUIVALENTS	1,336,438	604,951

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,098,711	948,210

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,435,149	$1,553,161

SUPPLEMENTAL NON CASH FLOW INFORMATION:
INTEREST PAID	$3,598	$60,385

INCOME TAX PAID	$352,634	$302,673

The accompanying notes are an integral part of these unaudited consolidated financial statements

L & L INTERNATIONAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JULY 31, 2009 AND 2008

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L International Holdings, Inc. (“L&L” and the “Company”) was incorporated in Nevada, and is headquartered in Seattle, Washington. The Company is a coal (energy) company, started its operations 14 years ago in 1995. Coal sales for the current quarter ended on July 31, 2009 was made entirely in China, from coal mining, clean coal washing, and coal wholesales operations. Sales of these three coal relate operations represent the company’s consolidated sales for the period ended July 31, 2009. At the present time, the Company conducts its coal (energy) operations in Yunnan province, southwest China. As of July 31, 2009, L&L has 3 subsidiaries; the KMC coal wholesale operations, 2 coal mining operations (DaPuAn Mine and SuTsong Mine) including DaPuAn’s coal washing operations (“2 Mines”), and the Hon Shen coal washing operation (“HSC”). The majority controlling interest (65%) of HSC’s new coal washing facility was acquired by with 10 million RMB (equivalent to $1,464,129) on July 16, 2009. To focus on coal (energy) operation, the Company disposed of its majority interest of LEK air-compressor operations in January of 2009.

NOTE 2. RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the period ended July 31, 2008, the management of the Company determined that certain transactions and presentation in the financial statements for the year ended July 31, 2008 had not been accounted for properly.

Management became aware that there was more income tax provision and depreciation expense in addition to what was recorded and reflected in the financial statements as of July 31, 2008. Income tax provision and depreciation expense was understated by $302,673 and $29,703 respectively as of July 31, 2008.

The Company has restated its financial statements by recording the accrual for income tax provision and depreciation expense as of July 31, 2008.

The effect of the correction of presentation is as follows:

CONSOLIDATED STATEMENT OF INCOME	AS PREVIOUSLY	AS
As of July 31, 2008	REPORTED	RESTATED

Total Operating Expenses	$1,024,686	$1,054,389
Income from Operations	$4,717,000	$4,687,297
Provision for Income Tax	$0	$302,673
Net Income	$2,807,323	$2,580,365
Income per common share - basic	$0.132	$0.122
Income per common share - diluted	$0.128	$0.118

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial information - The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months period ended July 31, 2009 may not necessarily indicative of the results of operations which might be expected for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended April 30, 2010.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, and its 100% ownership of KMC subsidiary, 60% of operations of L&L Coal Partners, “2 Mines” including both coal mining and coal washing, and 65% of Hon Shen Coal. All significant inter-company accounts and transactions are eliminated.

Business Segment – For the current quarter ended July 31, 2009, the Company has one reportable business segment: coal (energy) including both coal mining, clean coal washing and coal wholesales. Sales of the Company are mainly generated from its coal (energy) operations, which represented 100% of the Company’s total consolidated income.

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

Costs of Good Sold – For coal (energy) sales, cost of good sold includes mainly coal excavation, mining and coal washing related costs.

Use of Estimates – The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Based on our past experience, these estimates are reasonably accurate, have not been changed, and these estimates are reasonably not likely to be changed in the future. Actual results could differ from those estimates.

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

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate importance. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

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

NOTE 4. BUSINESS CONBINATION

The Company owns 100% of KMC, and majority equity controlling interest of the DaPuAn Coal Mine and SuTsong Mine under the provisional name of L&L Coal Partners (the “2 Mines”), and Hon Shen Coal Washing operation (“HSC”). The 2 Mines acquired in 2008 has built and completed a new coal washing facility in July of 2009 using its cash from net operating profit. HSC located in the same area of operation in Yunnan Province, China was acquired on July 16, 2009, based on a purchase agreement under which the Company received majority controlling (65%) equity interest in HSC. See prior SEC filings on the Company equity interests in the KMC subsidiary, 2 Mines, in additional to the HSC.

The following information relates to the recent HSC acquisition:

1.	The 65% of HSC equity was acquired by the Company with net value at $2,252,506 as of July 31, 2009 (the acquisition date). Coal washing is a process of cleaning raw coal by physically crushing coal rocks into fine coal powders, and removing impurities and debris from raw coal. In the washing process, washed coal are separated into different grade such as coking coal (provides both carbons and fuel for the making of coke; a critical material for the steel productions), and the heating/thermal coal (provides calories to fuel the utility/power plants). The purchase of the HSC will add approx. 300,000 long tons of fine washed coals capacity each year to the Company.

Together with the newly completed coal washing facility built by L&L’s DaPuAn Mine, the Company will produce over 500,000 tons of fine washed coal each year, starting 7/16/ 2009.

2.	The purchase price of the acquisition contract is 10,000,000 RMB (equivalent of US$1,464,129) with the first cash payment of 1,000,000 RMB (equivalent of US$146,413) made on the contract date of July 16, 2009. The remaining 9,000,000 RMB is to be paid in installments in one year following the contract terms.

3.	The allocation of HSC’s purchase cost of $1,464,129

Item	Amount

Fair value of assets	$2,268,486
Less: Fair value of liabilities	(15,980)

HSC net value	2,252,506
Net value acquired	1,464,129

Purchase price consideration	$1,464,129

4. The Pro-Forma Income Statements with acquisition of HSC

The following un-audited pro forma consolidated financial information for the three months period ended July 31, 2009 and July 31, 2008, as presented below, reflects the results of operations of the Company assuming the HSC acquisition occurred on May 1, 2008. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on May 1, 2008, and may not be indicative of future operating results.

Pro forma Statement of income for the
period ended July 31, 2009

Sales	$ 14,944,172
Cost of sales	6,684,640

Gross profit	6,620,469
Total operating expenses	1,228,750

Income from operations	5,391,719
Other expenses (income)	(100,358)

Income from continued operations before tax
provision and minority interest	5,103,376
Income tax	376,894

Income from continued operations before
minority interest	5,111,585

Minority Interest	2,117,849

Net income	$ 2,993,607

Pro forma Statement of income for the
period ended July 31, 2008

Sales	$12,756,624
Cost of sales	6,764,061

Gross profit	5,992,563
Total operating expenses	1,124,819

Income from operations	4,867,744
Other expenses (income)	69115

Income from continued operations before tax
provision and minority interest	4,798,629
Income tax	311,695

Income from continued operations before
minority interest	4,486,934

Minority Interest	1,837,184

Net Income from continued operations	2,650,750

Total (income) loss from discontinued
operations	42,041

Net income	$ 2,692,791

5. In accordance with the purchase agreement, the Company paid 1,000,000 RMB on July 16, 2009 with a second payment of 1,000,000 RMB on August 12, 2009, meeting terms of the purchase agreement.

NOTE 5. CASH AND CASH EQUIVALENTS

The cash balances as of July 31, 2009 and April 30, 2009 consist of:

Item	July 31, 2009	April 30, 2009

Cash on hand	6,045,398	4,458,879
Cash in banks	389,751	639,832

Total	6,435,149	5,098,711

NOTE 6. ACCOUNTS RECEIVABLE

The account receivable balances amounted to $15,628,715 and $16,906,010 as of July 31, 2009 and April 30, 2009, respectively.

NOTE 7. PREPAYMENT

Prepayment represents cash advances paid to suppliers by the KMC and 2 Mines, based on the general industry practice. The balances amounted to $3,003,970 and $3,611,371 as of July 31, 2009 and April 30, 2009, respectively.

NOTE 8. OTHER RECEIVABLES

Other receivables consist of the following:

Item	July 31, 2009	April 30, 2009

Receivable- KMC right sale	$799,779	$954,373
Other Receivables (1)	7,977,866	8,406,508

Total	$8,777,645	$9,360,881

NOTE 9. DUE FROM MINORITY SHAREHOLDERS OF SUBSIDIARY

L&L’s 2 Mines have approximately $4.3 million in short term loans which are secured with zero bearing interest to the original 2 Mines owners, shown as due from minority mine owners for the period ended July 31, 2009. The loan is collateralized by the minority owner’s interest in the 2 Mines joint venture, and the loan is due to the Company before April of 2010.

NOTE 10. INVENTORIES

Inventories are primarily related to coal located at KMC, 2 Mines and HSC. Inventories are valued under the first-in first-out basis, consist of the following as of July 31, 2009 and April 30, 2009:

Item	July 31, 2009	April 30, 2009

Raw Materials	$723,934	574,607
Coal	1,977,534	$949,886

Total Inventory	$2,701,468	$1,524,493

NOTE 11. PROPERTY AND EQUIPMENT

Property and equipment are mainly related to coal mining machinery, and related hardware needed for coal mining and washing operations. The balances of the account consisted of the following as of July 31, 2009 and April 30, 2009:

Item	July 31, 2009	April 30, 2009

Machinery (1)	$6,671,577	$6,095,840
Building (2)	2,342,609	-
RuiLi Project (property, at cost) (3)	400,687	400,687
Furniture, Fixtures & Office equipment	84,422	83,406
Vehicles	87,577	77,695
Leasehold improvements	27,524	27,524

Sub-total	9,614,396	6,685,152
Less: Accumulated depreciation	(2,210,123)	(1,442,010)

Property and equipment, net	$7,404,273	$5,243,142

(1) Machinery related to mining and excavating equipment, includes railroad, steel cable, bucket cars, pulleys, motors survey equipment, air compressor units used in shafts and tunnels for the mines mining operations. The related depreciation expense was $768,114, and $887,242 for the period ended July 31, 2009, and for same period of 2008 respectively. Depreciation expenses were included in the accumulated depreciation category shown in the above table.

(2) Representing net equity of the recently acquired new coal washing facility of HSC, based on appraisal value.

(3) On April 20, 2005, the Company acquired the land usage rights of two parcels and a resort property valued at approximately $400,000 from Ms. Yong Peng, to offset her two outstanding loans of $367,948 due to the Company. The properties located at RuiLi city, YenNan, China. The property rights include: a) a 30 year usage right on 80.5 Mu of land, (1 Mu equals 666.67 square meters) with remaining right of 21 years, expiring on 4/26/2030, b) a 20 year land usage right on 28 Mu of an adjacent land with a reservoir, with a remaining right of 15 years, expiring on 12/14/2024, and c) an ecological resort properties with pepper trees, plants, and bungalows. The property was developed as a resort.

NOTE 12. INTANGIBLE ASSETS

The amount of $2,503,660 represents the exclusive mining rights to operate the 2 Mines and to extract coal from the 2 Mines coal reserves for approximately 50 years, authorized by the Chinese government. The intangible were acquired in the first quarter of 2008 from the 2 Mines, as a result of acquisition of the “2 Mines” on May 1, 2008 (Note 4). The exclusive mining rights can be renewed with little or no additional cost at the end of 50 years. As coal demand cannot meet its supply in China, and it is Chinese government policy to get more coal out of mines to meet increasing coal demand, there is no impairment of the intangible as of July 31, 2009. The Company has elected to use the straight line method of amortizing its intangible asset costs. The amortization period is 50 years, resulting in amortization expenses of approximately $50,000 per year.

Under the China law, all coal reserves are legally belonged to the government, thus no coal reserve is reported as assets of the Company as of July 31, 2009.

The intangible amortization schedule for the upcoming 5 years is as below:

Year ending April 30,	Amortization
2010	$50,147
2011	50,147
2012	50,147
2013	50,147
2014	50,147

NOTE 13. CONSTRUCTION-IN-PROGRESS

The Company is expanding its existing mining capacities from 150,000 tons and 90,000 tons to 300,000 tons and 150,000 tons for DaPuAn Mine and SuTsong Mine respectively. The Construction-In-Progress balance of approx. $6.28 million as of July 31, 2009, represents the on-going expansion of mining capacities. It also includes a recently completed coal washing facility of the DaPuAn Mine with approximately 290,000 tons of annual coal washing capacity, subject to the final governmental approval. When approval is received the DaPuAn coal washing facility is to be reclassified from the Construction–in-Progress account to Property and Equipment account.

NOTE 14. INVESTMENTS

Investment of $1,288,097 for the current period ended July 31, 2009 was due to KMC’s development of the Tian-Ri coal mine, and Laos coal mine. L&L has an 80% of equity interest of Tian-Ri coal mine of approximately $0.8 million, which has received the government initial approval, is currently in a stage of excavation and exploration to verify its underground coal reserves conducted by an outside civil engineering firm, and construction of related mountain roads access to the mine sites. For the Laos coal mine, the equity investment of approximately $0.47 million includes a consulting study on the coal mine site, preliminary engineering survey of the coal reserves, which commenced and were in progress as of July 31, 2009.

NOTE 15. ACCRUALS AND OTHER LIABILITIES

Accruals and other liabilities consist of the following as of July 31, 2009 and April 30, 2009:

Item	July 31, 2009	April 30, 2009

Other Payable	$1,034,482	$901,542
Salaries & Welfare Payable	219,445	22,701
Other short term Liabilities	29,679	29,152

Total	$1,283,606	$953,395

Other liabilities included employees’ social insurance, prepaid rental deposit, and other loans with some other companies.

NOTE 16. GEOGRAPHIC INFORMATION The Company mainly focus on energy operations.

Geographic Segment:

The Company’s operations are in two geographic locations: 1) in China, and 2) in the U.S. All income of the Company was generated in China. During the period ended July 31, 2009, the 2 Mines contributed sales of approximately $6.84 million, KMC contributed sales of approximately $4.33 million, while HSC contributed sales of approximately $1.55 million to the Company. Both the 2 Mines, KMC and HSC are located in China.

NOTE 17. INCOME AND SALES TAXES

The Company’s main operations are located in China. The Company is subject to income taxes primarily in two taxing jurisdictions, China, and the United States. The income of the Company is mainly generated via its controlled 2 Mines subsidiaries, KMC and Hon Shen Coal, controlled foreign entities located in China. The Company incurs tax liability for the coal operations including coal profit tax charged at 25% of coal profit and various surcharges. As the 2 Mines (DaPuAn Mine and SuTsong Mine) in a heavily regulated resource business in China, are in a form of proprietorship (are not incorporated as a corporation), thus they are subject a special tax rate equal to approximately 5% of total revenue proceeds as of the period ended July 31, 2009, subject to provisional adjustments when the coal sale changes. As no cash or funds were repatriated from China to the U.S., the Company’s income was not subject to the U.S. federal taxation for both the current period and the prior year ended on July 31, 2009, and 2008, under subpart F, income from controlled foreign company, of the U.S. Internal Revenue Code.

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. In the period ended on July 31, 2009 and on July 31, 2008, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

The Company’s tax liability for the period ended July 31, 2009 was $5,458,889, compared to the prior year ended on April 30, 2009 was $6,014,922. These payables to Chinese local governments can be postponed temporarily as L&L, a U.S. company, is expanding the Sino-American joint-venture to bring in U.S. management skills to increase coal production and safety standards, beneficial to Chinese local communities. According to the China law, a new joint venture may enjoy special Chinese tax rebates from the governments, thus there is a high probability that the 2 Mines, KMC and Hon Shen local tax liability payments may be delayed or mitigated.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	July 31, 2009	July 31, 2008

Tax expense (credit) at statutory rate - federal	34%	34%

State tax expense net of federal tax	6%	6%

Changes in valuation allowance	(40%)	(40%)

Foreign income tax benefit – PRC (applicable to subsidiary	25%	25%
KMC)

Tax expense at actual rate (applicable to subsidiary KMC)	25%	25%

Foreign income tax benefit – PRC (applicable to subsidiary	5%	5%
LLC)

Tax expense at actual rate (applicable to subsidiary LLC)	5%	5%

United States of America

As of July 31, 2009, the Company in the United States had approximately $1,882,705 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets at July 31, 2009 consists mainly of net operating loss carry forwards. Due to the uncertainty of the realizability of the related deferred tax assets of $753,082, a reserve equal to the amount of deferred income taxes has been established at July 31, 2009. The Company has provided 100% valuation allowance to the deferred tax assets as of July 31, 2009.

People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 25% for the entity of KMC, while the income taxes rate for LLC and HSC is 5% since it was owned in form of partnership. LLC was acquired effectively on May 1, 2008, and HSC was acquired effectively on July 16, 2009.

The following table sets forth the significant	July 31, 2009	July 31, 2008
components of the provision for income
taxes for operation in PRC as of July 31,
2009 and 2008. Item

Net taxable income for KMC	373,852	275,333
Income tax @25%	93,463	68,833
Net taxable income for LLC	4,905,958	4,676,803
Income tax @5%	245,298	233,840
Net taxable income for HSC	277,466	-
Income tax @5%	13,873	-

NOTE 18. RELATED PARTY TRANSACTIONS
Item	July 31, 2009	April 30, 2009

Due to officer- payable	($858,686)	($910,791)
Due from related party- receivable (1)	$1,888,296	$1,683,636

Net	$1,029,610	$772,845

(1)	The due from related party are cash advances made to Tony HY Li, manager of KMC subsidiary, for development of Tian-Ri Coal Mine. The advances will be reclassified as project costs as assets when supporting documents are received.

NOTE 19. STOCKHOLDERS’ EQUITY

The Company stockholders’ equity as of July 31, 2009 is disclosed on the balance sheet which is an integral part of the audited financial statements, above.

The Company authorized 2,500,000, no par value, preferred stock. Currently, there is no preferred stock is issued or outstanding. The Company has not established the details of the preferred stock as of July 31, 2009.

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

On April 10, 2009, an officer (insider) entered into an agreement and donated one million shares of common stock that he personally owns to a Chung Yung Christian University Development Foundation, a non-profit organization, incorporated in the State of California. No physical transfer of the stock is made as of July 31, 2009.

The table below listed the Company’s warrants as of July 31, 2009.

		Weighted Average
	Units	Exercise Price

Outstanding at April 30, 2007	3,418,710	$1.62
Exercised	(638,362)	0.80
Expired	-	-

Outstanding at April 30, 2008	2,780,348	1.86
Issued	909,000	2.50
Exercised	(92,374)	0.71
Expired	(1,611,725)	0.81

Outstanding at April 30, 2009	1,985,249	2.50
Issued	1,498,800	1.17
Exercised	(475,000)	1.00

Outstanding at July 31, 2009	3,009,049	$1.95
Exercisable at July 31, 2009	3,009,049	$1.95

See Note 22, Employee Stock Option Plan, for warrants (class D and Class E) issued to executive and director compensations.

During the period ended as of July 31, 2009, certain equity shares and warrants were issued as a part of the Company business operations.

Following is a summary of the status of warrants outstanding at July 31, 2009:

Type of Warrant	Range of	Total Warrants	Weighted Average	Weighted
	Exercise Prices	Outstanding	Remaining Life	Average Exercise
			(Years)	Price

D & E	$ 2.25-$3.00	1,235,249	4.68	$2.93
G, H & I	$1.00-$1.80	1,773,800	1.07	1.26

		3,009,049	2.55	$1.95

NOTE 20. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding as of July 31, 2009. Under the treasury stock method of SFAS #128 (Earnings Per Share), the Company computed the diluted earnings per share, as if all issued warrants were converted to common stock, and cash proceeds were used to buy back common stock. The following presents both basic and diluted earnings per share, for the three months period ended July 31, 2009 and 2008.

	Three Months Ended	Three Months Ended
Item	July 31, 2009	July 31, 2008

Net income	$2,694,129	$2,580,365
Number of Shares	21,167,409	21,198,903
Per Share - Basic	$0.127	$0.122

Effect of dilutive shares	140,000	745,998
Number of dilutive shares	21,307,409	21,944,901
Per Share - Diluted	$0.126	$0.118

NOTE 21. CONCENTRATION OF CREDIT RISK

The Company maintains majority of its cash in China, either in Chinese banks or in company’s China locations. Cash balances in foreign locations are not insured as they do in the U.S. In addition, there are times, when the Company’s cash deposited in the United States banks exceeds the US federal government insured limits, subject to potential risks. As of July 31, 2009 and April 30, 2009, the Company had uninsured cash balances of $6,249,161 and $5,036,400, respectively.

Financial instruments that also potentially subject the Company to concentrations of credit risks are primarily trade accounts receivable and common stock of its investors. The trade accounts receivable are due primarily from clients in China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable.

For the period ended July 31, 2009, we had five major customers who purchased over 10% of the Company’s total sales. They collectively accounted for approximately 83% (approximate $12.7 million) of our total sales and approximately 74% (approximate $9.2 million) of accountant receivables. In addition, there are three major suppliers each provided over 10% of our total purchases. These suppliers collectively supplied approximately 48% (approximate $3.8 million) of the Company’s purchases and 35% (approximate $0.8 million) of total accounts payable.

NOTE 22. EMPLOYEE STOCK OPTION PLAN

The Company has no qualified employee stock option plan. The Company issued 2 types of warrants, one for executives (warrant class D), and the other for directors (warrant class E). Only directors and senior executives are entitled to receive warrants, as compensations for their services.

During the current period 475,000 warrants were exercised for the issuance of common shares. As of July 31, 2009, total warrants authorized under Class D and Class E were 1,100,000 units and 4,000,000 units, respectively. During the period ended July 31, 2009, total units of warrants (class D) issued and warrants (class E) issued were 120,000 units and 1,115,249 units, respectively.

Information relating to warrants outstanding and exercisable at July 31, 2009 summarized by exercise price is as follows:

Range of		Number of	Weighted Average	Weighted		Number	Weighted
Exercise		Outstanding at	Remaining	Average	Exercisable at		Average
Price	July 31, 2009 (units)		Contractual Life	Exercise Price	July 31, 2009 (units)		Exercise Price

$2.25 -	Class D	Class E			Class D	Class E

$3.00	120,000	1,115,249	4.68 Years	$2.93	120,000	1,115,249	$2.93

During the current period ended July 31, 2009, the Company did not use its equity instruments to acquire goods or services, other than for directors’ services and to reward senior executives.

The following table summarizes two types of warrants (Class D and Class E) and exercise prices available to the existing and prior executives and board members as of July 31, 2009. Starting from April 1, 2009, monthly warrant issuances to executives and board members will be 4,000 units, changing from 2,000 units per month. The warrants issued will expire after five years, but could be extended.

	Number of Warrants	Number of Warrants
	(D) issued and	(E) issued and	Warrants convertible
Name of Director, executive	outstanding	outstanding	price

	120,000
Executives			$2.25
Directors		1,115,249	$3.00

Total units issued	120,000	1,115,249

NOTE 23. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

The Company leases its Seattle office and its Kunming office under long-term, non-cancelable leases, expiring in September of 2010 and October of 2009, respectively. The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises. Rental expenses for the period ended July 31, 2009 and 2008 were $11,801 and $10,428, respectively. The future minimum lease payments required under the operating leases is approximately $35,914. Due to expanding needs, the Company is looking for a new Kunming office in Kunming city, China.

b) Commitments

Despite the Company has issued 400,000 of its equity shares (valued at $4.00 per share) to the 2 Mines (DaPuAn Mine and SuTsong Mine, called L&L Coal Partners) on August 20, 2008, the Company is to inject approx. $6 million in cash, to in approximately 12 months to satisfy its contribution, under the purchase terms with the 2 Mines. As of July 31, 2009, the Company has injected approx. $300,000 to Hon Shen Coal (HSC), and needs to inject approximately $1.2 million cash to HSC in the next 11months.

NOTE 24. SUBSEQUENT EVENTS

1) The Company made an additional payment of 1,000,000 RMB (approximate $150,000) as the second payment to HSC original owner on August 12, 2009 and met the second cash payment requirement, per HSC coal washing purchase contract.

2) The Company submitted a new company (joint venture) business application to the GuangZhou City government in September 2009, to expand coal operations from Yunnan Province into Guangdong Province. The new subsidiary company will enable the Company access to an integrated transportation network including freight shipping to increase L&L's exposure to additional coal buyers.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” in Item 1A., as well as those discussed elsewhere in this Quarterly Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We file reports with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

When we use the terms "we," "us," "our," "L & L," and "the Company," we mean L & L INTERNATIONAL HOLDINGS, INC., a Nevada corporation, and its subsidiaries.

Plan of Operations

The Company is engaged in and currently generates revenue from its coal mining, clean coal washing, coal consolidation, and wholesaling businesses in China, the world largest coal consuming nation. Despite China having substantial coal resources, due to a lack of organizational skills of the coal industry among other factors, China’s mining companies cannot produce enough coal to meet China’s domestic demand for coal. As the Chinese economy continues with its GDP growth at an estimated 7%-8% in 2009 focusing on domestic consumption, the Company plans to continue leveraging on its fourteen (14) years of in-country experience, U.S. management skills, and U.S. accounting knowledge to become a leading coal energy company not only in Yunnan Province, but also in Guangdong Province. The Company plans to expand its coal business by expanding upon its existing operations, and by acquiring other existing profit making coal companies following China’s oligopoly policy that is aimed to eliminate small, inefficient coal mines and to favor efficient operations. Despite the Wall Street financial downturn in 2008, the Company was able to continue increasing its operations during the current quarter ended on July 31, 2009. The Company plans to invite qualified U.S. mining executives and strategic partners to join in L&L’s management team and to facilitate its vertical integration in the coal industry. When the Company reaches a certain size, L&L plans to gradually leverage on the vast U.S. coal (energy) resources to diversify its operational risks and to increase revenue.

Results of Operations

1) During the period ended July 31, 2009, the Company sales increased of approx. 19% to $12,745,050 as compared to $10,665,981 for the same period in 2008. This sales increase was mainly due to L&L Coal sales, KMC sales, and HSC sales increase of coal operations incurred during the current quarter. As of 7/31/2009, coal sales represent approximately 100% of L&L total sales.

2) As of July 31, 2009, the Company controls 100% of KMC operations, 60% of L&L Coal operations, and 65% of Hon Shen Coal washing operation (HSC). The Company's consolidated financial statements prepared in accordance with the US generally accepted accounting principles (US GAAP)., had removed minority interests from the profit belonging to the minority shareholders of L&L Coal and Hon Shen, which are 40% and 35% respectively, from the Company’s net profit. Consequently, the Company consolidated results of operations appear to have a much lower profit margin than had the Company could reflect the entire operation profit as its bottom line. To reflect its true results of operation and improve its profit, the Company intents to acquire the entire equity of L&L Coal and HSC when it is feasible to do so.

Total Revenue:

The Company recorded revenue of $12,745,050 for the quarter ended July 31, 2009, comparing to $10,665,981 for the same period in 2008. The increase of $2,079,069 (or 19%) for the quarter ended July 31, 2009 was a result of L&L Coal, KMC and HSC operation which contributed over $6.8 million, $4.3 million and $1.5 million of sales respectively in the current period.

Total Operating expenses:

Total operating expense of $1,153,885 incurred in the period ended July 31, 2009, representing an increase of $99,496 (or 9%) as compared to $1,054,389 for the same period in 2008.

Interest expenses:

Interest expenses of $3,598 for the period ended July 31, 2009, representing a decrease of $56,787 (or 94%) from $60,385 for the same period in 2008. The decrease reflected decreasing bank loans for the period.

Minority Interest:

Minority interest for the period ended July 31, 2009 was $1,956,522, representing an increase of $179,337 (or 10%) from $1,777,185 for the same period in 2008. The increase of minority interest is due to the acquisition of HSC.

Net Income:

Net income increased by $155,805 (or 6%) to $2,694,129 during the current quarter, comparing to net income of $2,538,324 for the same period of 2008, as a result of the acquisition of HSC.

Change in Liquidity and Capital Resources:

The following factors affected the Company’s liquidity status and capital resources:

Operating activities: Net cash provided by operating activities was $7,075,668 during the current period ended July 31, 2009. While in the same of period in 2008, the net cash provided by operating activities was $1,674,183. By comparing these two periods, it shows an increment of cash provided by operating activities of $5,401,485 (or 322%). The increment was mainly due to the combined effect of an increase of accounts receivables by $7,050,756, and increase of prepaid and other assets by $11,914,138, and decrease of accounts payable and other payable by $8,709,583, decrease of customers deposit by $1,682,065, decrease of accrued liabilities and other liabilities by $1,394,197, and decrease of taxes payable by 1,067,120. The Company's operating cash flow is highly dependent upon its ability to bill the L&L Coal, KMC and HSC sales and collect these billings in a timely manner.

Investing activities: Net Cash used in investing activities was $6,377,438 during the current period ended July 31, 2009, compared to $1,803,203 used investing activities during the same period in 2008. The increase of net cash used of $4,574,236 (or 253%) was due to the acquisition of HSC.

Financing activities: Net cash provided by financing activities was $676,313 during the current period ended July 31, 2009, compared to $496,199 was generated during the same period in 2008. It shows an increase of $180,114 (or 36%), which was mainly due to issuance of stocks.

The current assets of the Company were $42,735,244 and $42,485,102 for the periods ended on July 31, 2009 and April 30, 2009 respectively. The increase in current assets of $250,142 (or 0.5%) was primarily due to the decrease of accounts receivable by $1,277,295, and decrease of prepayment and other receivable of $1,190,636, and increase of cash and equivalent by $1,336,438, and increase of inventories by $1,176,975.

The current liabilities were $16,051,100 and $16,110,409 for the periods ended on July 31, 2009 and April 30, 2009 respectively. The decrease of the current liabilities by $59,309 was primarily due to the decrease of accounts payable by $1,439,782, and increase of other payable by 1,464,129.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

The Company's current ratio (current assets divided by current liabilities, a ratio used to determine the Company's ability to pay its short-term liabilities) is 2.66 as of July 31, 2009 compared to 2.63 as of April 30, 2009. As a general rule, the higher the current ratio, the more likely the Company will be able to pay its short-term bills.

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

Inventories - Inventories comprise finished goods and work–in-progress and are stated at the lower of cost and net realizable value. Cost, calculated on the first-in first-out basis, comprises materials, direct labor and an appropriate proportion of all production overhead expenditure. Net realizable value is determined on the basis of anticipated sales proceeds less estimated selling expenses. Under the China law, the coal reserve is not recorded as a part of L&L inventories.

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

The Company, from time-to-time, may grant restricted stock to employees and executives to award them for their services. Under SFAS123R, compensation cost, is to be charged as expenses on the grant date only if the current market price of the underlying stock exceeds the exercise price. The Company has made additional disclosure on Note 22: Employee Stock Option Plan.

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the periods ended July, 2009 and 2008.

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

Contractual Obligations

For the period ended July 31, 2009, contractual obligations were as follows:

Rent expenses for the period ended July 31, 2009 was in the amounts of approximately $11,801 per quarter. See Note 23 (Commitment and Contingencies) for additional details.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company with the participation of its Chief Executive Officer (“CEO”), and acting Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company, its CEO, and acting CFO have concluded that the disclosure controls and procedures are effective as of 7/31/2009, covered by this report.

Internal Control over Financial Reporting

(a) Management’s quarterly report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, our management concluded that the Company’s internal controls over financial reporting were effectiveness.

The Company internal controls were effective as of July 31, 2009.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management's report in this quarterly report.

During the period ended July 31, 2009, the Company recruited Ms. J.M. (Rosemary) Wang, CPA, as Acting CFO to enhance internal control of the Company’s financial reporting.

(b) Changes in internal control over financial reporting

No changes were made to our internal control over financial reporting that occurred during the period ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures and internal controls over financial reporting is an ongoing process that may change over time.

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

Contrary to the outright ownership of land in the United States, land in China is only leased to lessees on a long- term basis, ranging from 40 to 70 years. Currently, no law in China prohibits the continual lease of the same land by the lessee after expiration of the lease.

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

Despite the fact that the entire registration process has not been completed, the Company has received an approval from the Chinese government for L & L’s ownership of KMC Inc. as of July 31, 2009. We are also in the process of registering our ownership equity ownership interest in the 2 Mines (DaPuAn Mine and SuTsong Mine) with the Chinese government, under the provisional name “L & L Coal Partners” through a nominee who is a Chinese citizen. The LEK investment was formulated in 2004 prior to the SAFE Circular, which may be grand-fathered out off SAFE registration. In addition, we recently spun off LEK on January 31, 2009. It is unclear to what extent the regulations apply to the Company. The Company believes that Circular 75 and other related Circulars or regulations may likely be further clarified by SAFE, in writing or through oral comments by officials from SAFE, or through implementation by SAFE in connection with actual transactions. The Company recently entered into an agreement for the acquisition of 65% of equity interest of Hon Shen Coal Company on July 16, 2009, and the Company will also be commencing shortly the registration procedures that are required by the Chinese government for such acquisition.

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

10.	The Company Acquisition Strategy May Result in Dilution to Its Stockholders

The Company’s business strategy calls for strategic acquisitions of other coal related businesses. In the past, as a result of the acquisitions of KMC, the Company issued 485,600 common shares as consideration for the purchase. The Company also issued 400,000 common shares in connection with its acquisition of the controlling 60% equity interest in L & L Coal Partners, which, in turn, owns the 2 Mines. It is anticipated that future acquisitions will require cash and issuances of L & L capital stock, including our common stock, warrants, preferred shares, or convertible bonds in the future. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing from either the public sector, or private financing. Equity financing would result in dilution for our stockholders. Stock issuances and equity financing, if obtained, may not be on terms favorable to us, and could result in dilution to our stockholders at the time(s) of these stock issuances and equity financings, thus creating a risk factor. In addition, the availability of significant amounts of L & L common stock for sale could adversely affect the market price of our common stock.

As of July 31, 2009, there were approximately 21.6 million shares of common stock outstanding, with 400,000 shares of treasury stock held by the Company, and a certain amount of warrants issued. Please refer to the Statement of Shareholders’ Equity for details.

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

We also expect these developments, in addition to the existing securities rules and regulation, will make it more difficult and more expensive for the Company to attract and retain additional members to the Board of Directors (both independent and non-independent), and additional executive officers especially in regards to our recruitment of a full time Chief Financial Officer. At worst, due to expenses related to compliance with increasing securities laws and regulations, the Company may not be able to continue to maintain its status as a U.S. public company, and may need to seek listing in a market outside the United States, such as the Hong Kong Stock Exchange among other foreign exchanges, or become a private company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter ended 7/31/2009, the total number of un-registered sales of equity securities was 594,211 shares made to Accredited Investors, with the amount of $608,500.

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

L&L INTERNATIONAL HOLDINGS, INC.

Date: September 14, 2009	By:	/S/ Dickson V. Lee

	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT INDEX

Exhibits:

Exhibit	Description
number

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.1

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

I, Dickson V. Lee, certify that:

1. I have reviewed this annual report on Form 10-Q of L&L International Holdings, Inc for the twelve months ended July 31, 2009;

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

L&L INTERNATIONAL HOLDINGS, INC.

Date: September 14, 2009	By:	/S/ Dickson V. Lee

	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 31.2

CERTIFICATIONS OF ACTING CHIEF FINANCIAL OFFICER

I, Jung Mei (Rosemary) Wang certify that:

1. I have reviewed this annual report on Form 10-Q of L&L International Holdings, Inc. for the twelve months ended July 31, 2009;

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

L&L INTERNATIONAL HOLDINGS, INC.

Date: September 14, 2009	By:	/S/ Jung Mei Wang

	Name:	Jung Mei (Rosemary) Wang, CPA
	Title:	Acting CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-Q of L&L International Holdings, Inc. (the “Registrant”) for the period ended July 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L INTERNATIONAL HOLDINGS, INC.

Date: September 14, 2009	By:	/S/ Dickson V. Lee

	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-Q of L&L International Holdings, Inc. (the “Registrant”) for the period ended July 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jung Mei (Rosemary) Wang, Acting Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L INTERNATIONAL HOLDINGS, INC.

Date: September 14, 2009	By:	/S/ Jung Mei Wang

	Name:	Jung Mei (Rosemary) Wang, CPA
	Title:	Acting CFO

####