Form 10-Q
period 2009-10-31
L & L INTERNATIONAL HOLDINGS, INC
filed 2009-12-16
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

——————————

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE SECOND QUARTER ENDED ON OCTOBER 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 15, 2009 there were 26,160,579 shares of common stock outstanding, with par value of $0.001.

	L & L INTERNATIONAL HOLDINGS, INC.

	Form 10-Q Quarterly Report

	Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements - Unaudited
	Condensed Consolidated Balance Sheets
	As of October 31, 2009 and April 30, 2009 (Unaudited)	3
	Condensed Consolidated Statements of Income and Comprehensive Income
	For the Three and Six Months Ended October 31, 2009 and 2008 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flow
	For the Three and Six Months Ended October 31, 2009 and 2008 (Unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults upon Senior Securities	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 5.	Other Information	33
Item 6.	Exhibits	33

Signatures		33
Index to Exhibits		34

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

L & L INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2009 and APRIL 30, 2009
(UNAUDITED)

October 31, 2009		April 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,345,517	$5,098,711
Accounts receivable	19,518,573	16,906,010
Prepaid and other current assets	5,429,122	3,611,371
Other Receivables	7,666,357	9,360,881
Inventories	3,200,571	1,524,493
Loan to business associates	1,866,917	5,983,636

Total current assets	49,027,057	42,485,102

Property and equipment, net	12,694,855	5,243,142
Construction-in-progress	10,061,162	2,085,134
Intangible assets, net	2,557,303	2,507,331
Investments	1,539,792	1,275,660
Investment held in a subsidiary disposed off	573,677	573,677
Deferred tax assets	105,175	105,329

Total non-current assets	27,531,964	11,790,273

TOTAL ASSETS	$76,559,021	$54,275,375

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,601,893	$4,930,866
Accrued and other liabilities	1,881,479	953,395
Current portion of long-term payable	3,795,360	3,000,000
Taxes payable	6,371,517	6,014,922
Customer deposits	2,303,770	300,435
Bank loan	1,742,313	-
Due to shareholder	-	910,791

Total current liabilities	17,696,332	16,110,409

LONG-TERM LIABILITIES
Long-term payable	3,250,366	3,000,000

Total long-term liabilities	3,250,366	3,000,000

Total Liabilities	20,946,698	19,110,409
EQUITY:
STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and
outstanding	-	-
Common stock, $0.001 par value, 120,000,000 shares authorized, 24,712,720 and 21,202,200 shares issued for October 31, 2009 and April 30, 2009,
respectively	24,713	21,201
Paid-in Capital	29,602,451	9,604,694
Service cost being amortized	(5,037,453)	-
Deferred stock compensation	(44,667)	(63,667)
Accumulated other comprehensive income	631,808	669,913
Retained Earnings	21,841,748	12,200,838

Total stockholders' equity	47,018,600	22,432,979
Non-controlling interest	8,593,723	12,731,987

Total Equity	55,612,323	35,164,966

TOTAL LIABILITIES AND EQUITY	$76,559,021	$54,275,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

L & L INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

(UNAUDITED)

	For the Three Months		For the Six Months Ended
	Ended October 31		October 31
	2009	2008	2009	2008

NET REVENUES	$24,482,676	$10,244,949	$37,227,726	$20,910,930
COST OF REVENUES	11,809,412	4,541,646	18,494,051	9,465,941

GROSS PROFIT	12,673,264	5,703,303	18,733,675	11,444,989

OPERATING COSTS AND EXPENSES:
Salaries & wages	1,592,617	533,686	1,920,565	874,386
Selling, general and administrative expenses	1,930,986	612,938	2,756,924	1,326,627

Total operating expenses	3,523,603	1,146,624	4,677,489	2,201,013

INCOME FROM OPERATIONS	9,149,661	4,556,679	14,056,186	9,243,976
OTHER EXPENSES (INCOME):
Interest expense	29,704	34,836	33,302	95,221
Other expenses (income), net	(528,697)	76,272	(629,055)	85,003

Total other expenses (income)	(498,993)	111,108	(595,753)	180,224

INCOME FROM CONTINUED OPERATION BEFORE
PROVISION FOR INCOME TAXES, DISCOUNTINUED
OPERATIONS AND NON-CONTROLLING INTEREST	9,648,654	4,445,571	14,651,939	9,063,752
LESS PROVISION FOR INCOME TAXES	814,764	269,484	1,167,398	572,157

INCOME FROM CONTINUED OPERATION BEFORE
DISCOUNTINUED OPERATIONS AND NON-
CONTROLLING INTEREST	8,833,890	4,176,087	13,484,541	8,491,595
DISCONTINUED OPERATIONS, Net of tax	-	27,097	-	69,138

NET INCOME	8,833,890	4,203,184	13,484,541	8,560,733
LESS NET INCOME ATTRIBUTABLE TO NON-
CONTROLLING INTERESTS	1,887,109	1,849,312	3,843,631	3,626,497

NET INCOME ATTRIBUTABLE TO THE COMPANY	6,946,781	2,353,872	9,640,910	4,934,236

OTHER COMPREHENSIVE INCOME:
Foreign currency translation income (loss)	-	434	(38,105)	570,244

COMPREHENSIVE INCOME	$6,946,781	$2,354,306	$9,602,805	$5,504,480

INCOME PER COMMON SHARE – basic from continued
operation	$0.31	$0.11	$0.44	$0.22
INCOME PER COMMON SHARE – basic from discontinued
operation	$0.00	$0.00	$0.00	$0.01

INCOME PER COMMON SHARE – basic	$0.31	$0.11	$0.44	$0.23

INCOME PER COMMON SHARE – diluted from continued
operation	$0.29	$0.10	$0.41	$0.22
INCOME PER COMMON SHARE – diluted from
discontinued operation	$0.00	$0.00	$0.00	$0.00

INCOME PER COMMON SHARE – diluted	$0.29	$0.10	$0.41	$0.22

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – basic	22,726,935	21,987,912	21,964,044	21,671,211

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – diluted	24,397,083	22,386,910	23,634,192	22,070,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

L&L INTERNATIONAL HOLDINGS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008
(UNAUDITED)

	For the Six Months Ended October 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 13,484,541	$ 8,560,733
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	526,202	979,276
Amortization for deferred compensation	19,000	21,000
Issuance of common stock for services	-	264,290
Amortization of service costs	688,131	-
Gain on reduction of debt	(528,697)	-
Deferred tax assets	154	(3,434)
Changes in assets and liabilities, net of businesses acquisition
Accounts receivable	(2,348,100)	(7,785,760)
Inventories	(1,516,442)	(839,121)
Prepaid and other current assets	(1,817,751)	(10,365,931)
Other receivable	1,694,524	-
Accounts payable and other payable	(388,720)	3,851,077
Customer deposit	1,176,480	3,271,274
Accrued liabilities and other liabilities	597,721	1,184,469
Taxes payable	348,333	147,577

Net cash provided by operating activities of continued operation	11,935,376	(714,550)
Net cash provided by operating activities of discontinued operation	-	1,872,611

Net cash provided by operating activities	11,935,376	1,158,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,682,233)	(5,360,054)
Acquisition of businesses, net of cash acquired	(306,460)	1,600,000
Change in intangible assets	-	(2,507,331)
Acquisition of construction-in-progress	(7,976,029)	-
Increase in investments	(264,132)	232,658

Net cash used in investing activities	(10,228,854)	(6,034,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing on bank line of credit	-	397,361
Loan to associates	(183,281)	726,775
Proceeds from long-term debt	-	3,000,000
Change in noncontrolling interest due to acquisition	-	5,773,399
Payments of debt	(625,000)	-
Payment to shareholder	(910,791)	-
Warrants converted to common stock	750,000	-
Proceeds from issuance of common stock	5,543,790	314,963

Net cash provided by financing activities of continued operation	4,574,718	10,212,498
Net cash used in financing activities of discontinued operation	-	(2,274,430)

Net cash provided by financing activities	4,574,718	7,938,068

Effect of exchange rate changes on cash and cash equivalents	(34,434)	570,244

INCREASE IN CASH AND CASH EQUIVALENTS	6,246,806	3,631,646
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,098,711	948,210

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 11,345,517	$ 4,579,856

SUPPLEMENTAL NON CASH FLOW INFORMATION:
INTEREST PAID	$ 33,302	$ 95,221

INCOME TAX PAID	$ 1,167,398	$ 572,157

NON-CASH INVESTING AND FINANCING ACTIVITY:
Company issued 400,000 shares to acquire 60% interest in L&L Coal Partners	$ -	$ 1,600,000

In connection with the purchase of businesses, liabilities were assumed as follows (see Note 4):
Fair value of net assets acquired	$ 6,789,073
Net cash used in acquisition of businesses	(322,109)
Note payable to sellers	(3,543,191)

Liabilities assumed	$ 2,923,773	$ -

During the quarter ended October 31, 2009, the Company obtained additional ownership from non-controlling interest holders. The Company reduced non-controlling interest and increased paid-in-capital by $8,045,113 as no cash consideration was given. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

L & L INTERNATIONAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L International Holdings, Inc. (“L&L” and the “Company”) was incorporated in Nevada, and is headquartered in Seattle, Washington. The Company is a coal (energy) company, started its operations 14 years ago in 1995. Coal sales for the current quarter ended October 31, 2009 was made entirely in China, from coal mining, clean coal washing, coking and coal wholesales operations. Sales of these three coal related operations represent the Company’s consolidated sales for the period ended October 31, 2009. At the present time, the Company conducts its coal (energy) operations in Yunnan province, southwest China. As of October 31, 2009, L&L has 3 subsidiaries; the KMC coal wholesale operations, 2 coal mining operations (DaPuAn Mine and SuTsong Mine) including DaPuAn’s coal washing operations (the “2 Mines”), and the Hon Shen Coal Co. Ltd.(coal washing operation and coking operation) (“HSC”). The majority controlling interest (65%) of HSC’s new coal washing facility was acquired by 10 million RMB (equivalent to $1,464,129) on July 16, 2009. L&L increased its equity ownership interest in Hon Shen's coal washing facilities from a 65% equity ownership interest to a 93% equity ownership interest on October 23, 2009. In addition, L&L owns 93% equity interest in Hon Shen's coking facilities, thus reaching an overall 93% ownership of both Hon Shen's coal washing and coking operations. To focus on coal (energy) operation, the Company disposed of its majority interest of LEK air-compressor operations in January of 2009.

During the quarter ended October 31, 2009, the Company increased its ownership of the 2 coal mining operations (the “2 Mines”), from 60% to 80% with no consideration given by the Company to the noncontrolling interest holders.

NOTE 2. RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the period ended October 31, 2008, the management of the Company determined that certain transactions and presentation in the financial statements for the year ended October 31, 2008 had not been accounted for properly.

Management became aware that there was more income tax provision in addition to what was recorded and reflected in the financial statements as of October 31, 2008. Income tax provision was understated by $572,157 as of October 31, 2008.

The Company has restated its financial statements by recording the accrual for income tax provision as of October 31, 2008.

The effect of the correction of presentation is as follows:

CONSOLIDATED STATEMENT OF INCOME	AS PREVIOUSLY	AS
As of October 31, 2008	REPORTED	RESTATED

Provision for Income Tax	$0	$572,157
Net income from continued operation before attributable to non-
controlling interest	9,181,032	$8,491,596
Net income	9,181,032	$8,560,734
Net Income attributable to the non-controlling interest	3,847,685	$3,626,497
Net Income attributable to company	$5,333,347	$4,934,237
Income per common share – basic	$0.27	$0.23
Income per common share – diluted	$0.27	$0.22

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial information - The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months periods ended October 31, 2009 and 2008 may not necessarily indicative of the results of operations which might be expected for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended April 30, 2009.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, and its 100% ownership of KMC subsidiary, 80% of operations of L&L Coal Partners, “2 Mines” including both coal mining and coal washing, and 93% of Hon Shen Coal Co. Ltd. All significant inter-company accounts and transactions are eliminated.

Revenue Recognition – The Company’s revenue recognition policies are in compliance with ASC 605, which stipulates recognition of revenue when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

Inventories – Inventory is stated at the lower of cost and net realizable value, as determined on moving average basis.

Use of Estimates – The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Based on our past experience, these estimates are reasonably accurate, have not been changed, and these estimates are reasonably not likely to be changed in the future. Actual results could differ from those estimates.

Prior amounts have been updated from those presented in previously filed Forms 10-Q to reflect implementation of ASC 810-10 (formerly, SFAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements”.

New accounting pronouncements

In April 2009, the FASB issued ASC 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairments”. This amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. It is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. It provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP does not change the definition of fair value under ASC 820. The FSP is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued ASC 855, Subsequent Events. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the Codification). The Codification became the single official source of authoritative, nongovernmental U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2009 the New FASB Accounting Standards Update 2009-08 issued in Earnings Per Share (amendments to Section 260-10-S99). This update includes technical corrections to Topic 260-10-S99 Earnings Per Share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that includes redemption or an induced conversion of a portion of a class of preferred stock” and EITF Topic D-42, “The effect of the calculation of Earnings Per Share for the redemption or induced conversion of preferred stock.” The Company does not expect the implementation of this statement to have an impact on its results or financial position.

NOTE 4. BUSINESS CONBINATION

The Company owns 100% of KMC, and majority equity controlling interest of the DaPuAn Coal Mine and SuTsong Mine under the provisional name of L&L Coal Partners (the “2 Mines”), and Hon Shen Coal Co. Ltd. (coal washing operation and coking operation) (“HSC”). On July 16, 2009, the Company acquired 65% equity interest of coal washing facility (a distinctive operation) of HSC in Yunnan Province. On October 23, 2009, L&L increased its equity interest in Hon Shen's coal washing facilities from a 65% to a 93% equity interest. In addition, on October 23, 2009, L&L acquired 93% equity interest in Hon Shen's coking facilities, thus reaching an overall 93% equity interest of HSC’s coal washing and coking operations.

L&L acquisition of HSC’s coal washing was made during the first quarter ended July 31, 2009 as follows:

1. On July 16, 2009 (the “Acquisition Date”), 65% of HSC equity was acquired by the Company with a net value of $2,529,517. Coal washing is a process of cleaning raw coal by physically crushing coal rocks into fine coal powders, and removing impurities and debris from raw coal. In the washing process, the washed coal is separated into different grades, such as coking coal (provides both carbons and fuel for the making of coke; a critical material for steel production), and the heating/thermal coal (provides calories to fuel the utility/power plants). The purchase of the HSC will add approximately 300,000 tons of fine washed coals capacity each year to the Company. Together with the newly completed coal washing facility built by L&L’s DaPuAn Mine, the Company will produce over 500,000 tons of fine washed coal each year, beginning July 16, 2009.

2. The purchase price of the acquisition contract is 10,000,000 RMB (equivalent to US$1,464,129) with the first cash payment of 1,000,000 RMB (equivalent to US$146,413) made on the contract date of July 16, 2009. The remaining 9,000,000 RMB is to be paid in installments: the first installments of 1,000,000 RMB (equivalent to $146,413) 30 days after signing the contract; the Company paid this amount on August 12, 2009; the second installment of 3,000,000 RMB (equivalent to $439,239) three months after the first installment is made; and the final installment of 5,000,000RMB (equivalent to $732,064) within one year after signing the contract.

3. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date. Certain net assets and liabilities are still being finalized. The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:

Fair value of assets	$2,545,497
Less: Fair value of liabilities	(15,980)

Net assets acquired	2,529,517

4. The Pro-Forma Income Statements with acquisition of HSC washing facility.

The following un-audited pro forma condensed consolidated financial information for the three months period ended July 31, 2009 and July 31 2008, as presented below, reflects the results of operations of the Company assuming the HSC acquisition occurred on May 1, 2008. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on May 1, 2008, and may not be indicative of future operating results.

Pro forma Statement of income for the
period ended July 31, 2009

Sales	$ 14,944,172
Cost of sales	6,684,640

Gross profit	6,620,469
Total operating expenses	1,228,750
Income from operations	5,391,719
Other expenses (income)	(100,358)

Income from continued operations before tax
provision and minority interest	5,103,376
Income tax	376,894

Income from continued operations before
minority interest	5,111,585

Minority Interest	2,117,849

Net income	$ 2,993,607

Pro forma Statement of income for the
period ended July 31, 2008

Sales	$12,756,624
Cost of sales	6,764,061

Gross profit	5,992,563
Total operating expenses	1,124,819
Income from operations	4,867,744
Other expenses (income)	69,115

Income from continued operations before tax
provision and minority interest	4,798,629
Income tax	311,695

Income from continued operations before
minority interest	4,486,934

Minority Interest	1,837,184

Net Income from continued operations	2,650,750
Total (income) loss from discontinued
operations	42,041

Net income	$ 2,692,791

See below, for the additional HSC acquisition made by L&L during the current quarter ended on October 31, 2009.

1. L&L executed an Acquisition and Capital Increase Agreement (hereinafter the “Agreement”), effective on October 23, 2009, with Hon Shen Coal Co. Ltd. (“HSC”), located in Yunnan Province, China. Pursuant to the Agreement L&L will increase its equity interest in HSC’s coal washing facility from a 65% equity ownership interest to a 93% equity ownership interest, and acquire additional 93% equity ownership interest in the coking facilities (another distinctive operation of HSC). Thus, L&L reaches an overall 93% ownership in HSC’s entire operations of coal, washing and coking operations, and forms a new controlling subsidiary - Hon Shen Coal Co. Ltd (“HSC”).

2. As reported in our prior Form 8-K filed with the SEC on July 30, 2009, L&L previously acquired a 65% equity ownership interest in Hon Shen’s coal washing facilities have a combined annual capacity of 300,000 tons between two facilities: a 210,000-ton coal washing plant completed in July 2009 using Dense Medium Separation (DMS) technology, and an existing 90,000-ton plant using jig separation technology with approximately $ 33 million (or RMB 225 million). Hon Shen’s coking facilities has a production capacity of 150,000 tons with approximately $30 million (or RMB 204 million) in estimated annual revenues.

3. Total registered capital of the HSC is 30 million RMB (or approximately $ 4.4 million USD). L&L is required to contribute 26,400,000 RMB (approximately $3,865,300 USD) for the overall 93% ownership in HSC’s entire operations of both coal washing and coking operations, excluding transaction costs which were expensed as incurred. The amount of $3.86 million shall be paid by L&L in two payments with a commitment that L&L may inject a total of 60 million RMB cash as total investment capital (which can be injected using bank loans or other financing means) into HSC. The first payment of 6 million RMB (approximately $0.88 million USD) shall be made within 30 days after execution of the Agreement. Of which, L&L has paid 2.2 million RMB (approximately $0.32 million USD) at the end of the current quarter ended on October 31, 2009. The second payment of 20.40 million RMB (approximately $3 million USD) is due to HSC within two years after government’s approval of the acquisition.

4. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date. Certain net assets and liabilities are still being finalized. The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:	Amount

Cash	$15,649
Accounts receivables	264,463
Inventories	150,636
Properties plant and equipment	3,675,075
Intangible assets (Land use rights)	128,573

Fair value of assets	4,234,576
Less: Fair value of liabilities	2,907,793

Net assets acquired	1,326,783

In accordance with authoritative guidance, the transfer of noncontrolling interest of HSC washing facility from 65% to 93% was accounted as the Company recognized additional capital of approximately $757,000.

5. The Pro-Forma Income Statements with acquisition of HSC

The following un-audited pro forma consolidated financial information for the six months period ended October 31, 2009 and October 31, 2008, as presented below, reflects the results of operations of the Company assuming the HSC acquisition occurred on May 1, 2009. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on May 1, 2009, and may not be indicative of future operating results.

			Pro forma
		Historical	Statement of
	Historical	Information of the	Income for the
	Information of the	Acquired Entity	period ended
	Company for the	(HSC) for the
	period ended	period ended	October 31,
	October 31, 2009	October 31, 2009	2009

Sales	$27,330,277.00	$14,333,380.00	$41,663,657
Cost of sales	(10,134,764)	(12,505,634)	(22,640,398)

Gross profit	17,195,513	1,827,746	19,023,259
Total operating expenses	(4,255,559)	(639,441)	(4,895,000)

Income from operations	12,939,954	1,188,305	14,128,259
Other income (expense)	493,990		493,990

Income from continued operations before tax provision and non-
controlling interest	13,433,944	1,188,305	14,622,249
Income tax	(918,392)		(918,392)

Income from continued operations before non-controlling interest	12,515,552	1,188,305	13,703,857
Non-controlling Interest	(3,964,947)		(3,964,947)

Net income	$8,550,605	$1,188,305	$9,738,910

		Historical
	Historical	Information of	Pro forma
	Information of	the Acquired	Statement of
	the Company	Entity (HSC)	Income for the
	for the period	for the period	period ended
	ended October	ended October	October 31,
	31, 2008	31, 2008	2008

Sales	$20,910,930.00	$4,010,085.00	$24,921,015
Cost of sales	(9,465,942.00)	(3,743,669.00)	(13,209,611.00)

Gross profit	11,444,988.00	266,416.00	11,711,404
Total operating expenses	(2,201,013.00)	(174,746.00)	(2,375,759.00)

Income from operations	9,243,975.00	91,670.00	9,335,645
Other income (expense)	(180,223.00)	123,154.00	(57,069.00)

Income from continued operations before tax provision and non-
controlling interest	9,063,752.00	214,824.00	9,278,576
Income tax	(572,157.00)	-	(572,157.00)

Income from continued operations before non-controlling interest	8,491,595.00	214,824.00	8,706,419
Non-controlling interest	(3,626,497.00)	-	(3,626,497.00)

Net income from continued operation	4,865,098.00	214,824.00	5,079,922
Net income from discontinued operation	69,138.00	-	$69,138

Net income	$4,934,236.00	$214,824.00	$5,149,060

NOTE 5. CASH AND CASH EQUIVALENTS

The cash and cash equivalents balances as of October 31, 2009 and April 30, 2009 consist of:

Item	October 31, 2009	April 30, 2009

Cash on hand	$6,552,954	$4,458,879
Cash in banks	4,792,563	639,832

Total	$11,345,517	$5,098,711

NOTE 6. ACCOUNTS RECEIVABLE

The account receivable balances amounted to $19,518,573 and $16,906,010 as of October 31, 2009 and April 30, 2009, respectively. No allowance for doubtful accounts or sales returns deemed necessary.

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets represent cash advances paid to suppliers by the KMC and HSC, based on the general industry practice. The balances amounted to $5,429,122 and $3,611,371 as of October 31, 2009 and April 30, 2009, respectively.

NOTE 8. OTHER RECEIVABLES

Other receivables consist of the following:

Item	October 31, 2009	April 30, 2009

Receivable- KMC right sale	$556,807	$954,373
Other Receivables	7,109,550	8,406,508

Total	$7,666,357	$9,360,881

NOTE 9. INVENTORIES

Inventories are primarily related to coal located at KMC, 2 Mines and HSC. Inventories are valued under the first-in first-out basis, consist of the following as of October 31, 2009 and April 30, 2009:

Item	October 31, 2009	April 30, 2009

Raw Materials	$798,616	574,607
Coal	2,401,955	$949,886

Total	$3,200,571	$1,524,493

NOTE 10. PROPERTY AND EQUIPMENT

Property and equipment are mainly related to coal mining machinery, and related hardware needed for coal mining and washing operations. The balances of the account consist of the following as of October 31, 2009 and April 30, 2009:

Item	October 31, 2009	April 30, 2009

Machinery (1)	$10,371,014	$6,095,840
Building	3,954,518	-
RuiLi Project (property, at cost)	-	400,687
Furniture, Fixtures & Office equipment	85,567	83,406
Vehicles	149,334	77,695
Leasehold improvements	27,524	27,524

Sub-total	14,587,957	6,685,152
Less: accumulated depreciation	(1,893,102)	(1,442,010)

Property and equipment, net	$12,694,855	$5,243,142

(1) Machinery related to mining and excavating equipment, includes railroad, steel cable, bucket cars, pulleys, motors survey equipment, air compressor units used in shafts, tunnels for the mines mining operations and safety improvement. The related depreciation expense was $451,092, and $979,276 for the period ended October 31, 2009, and for same period of 2008 respectively. Depreciation expenses were included in the accumulated depreciation category shown in the above table.

NOTE 11. INTANGIBLE ASSETS

The amount of $2,428,551 represents the exclusive mining rights to operate the 2 Mines and to extract coal from the 2 Mines coal reserves for approximately 50 years, authorized by the Chinese government. The intangible were acquired in the first quarter of 2008 from the 2 Mines, as a result of acquisition of the “2 Mines” on May 1, 2008. The exclusive mining rights can be renewed with little or no additional cost at the end of 50 years. As coal demand cannot meet its supply in China, and it is Chinese government policy to get more coal out of mines to meet increasing coal demand, there is no impairment of the intangible as of October 31, 2009. The Company has elected to use the straight line method of amortizing its intangible asset costs. The amortization period is 50 years, resulting in amortization expenses of approximately $50,000 per year.

The amount of $128,753 represents the right of using the land of HSC for coal washing and coking operations.

Under Chinese law, all coal reserves legally belong to the government, thus no coal reserves are reported as assets of the Company as of October 31, 2009.

The intangible amortization schedule for the upcoming 5 years is as below:

Year ending April 30,	Amortization
2010	$50,147
2011	50,147
2012	50,147
2013	50,147
2014	50,147

NOTE 12. CONSTRUCTION-IN-PROGRESS

The Company is expanding its existing mining capacities from 150,000 tons and 90,000 tons to 300,000 tons and 150,000 tons for DaPuAn Mine and SuTsong Mine, respectively. The Construction-In-Progress balance is approximately $10 million as of October 31, 2009, which represents the on-going expansion of mining capacities. It also includes a recently completed coal washing facility of the DaPuAn Mine with approximately 290,000 tons of annual coal washing capacity, subject to the final governmental approval. When approval is received the DaPuAn coal washing facility is to be reclassified from the Construction–in-Progress account to Property and Equipment account.

NOTE 13. INVESTMENTS

Investment of $1,539,792 for the current period ended October 31, 2009 was due to KMC’s development of the Tian-Ri coal mine and Laos coal mine of $1,273,792, and L&L’s investment in China mansion of $266,000. L&L has an investment interest of Tian-Ri coal mine of approximately $0.8 million, which has received the government initial approval, is currently in a stage of excavation and exploration to verify its underground coal reserves conducted by an outside civil engineering firm, and construction of related mountain roads access to the mine sites. For the Laos coal mine, the equity investment of approximately $0.47 million includes a consulting study on the coal mine site, preliminary engineering survey of the coal reserves, which commenced and were in progress as of October 31, 2009. These two coal mines did not generate revenue.

NOTE 14. ACCRUALS AND OTHER LIABILITIES

Accruals and other liabilities consist of the following as of October 31, 2009 and April 30, 2009:

Item	October 31, 2009	April 30, 2009

Other Payable	-	$901,542
Salaries & Welfare Payable	321,616	22,701
Other Short Term Liabilities (1)	1,559,863	29,152

Total	$1,881,479	$953,395

(1) Other short-term liabilities included employees’ social insurance and prepaid rental deposit.

NOTE 15. GEOGRAPHIC INFORMATION

The Company mainly focus on energy operations.

Geographic Segment:

The Company’s operations are in two geographic locations: 1) China, and 2) the United States of America. All income of the Company was generated in China. During the current period ended October 31, 2009, the 2 Mines contributed sales of approximately $12.4 million, KMC contributed sales of approximately $3.73 million, while HSC contributed sales of approximately $8.33 million to the Company. The 2 Mines, KMC and HSC are located in China.

NOTE 16. INCOME AND SALES TAXES

The Company’s main operations are located in China. The Company is subject to income taxes primarily in two taxing jurisdictions, China, and the United States of America (“U.S.”). The income of the Company is mainly generated via its 2 Mines subsidiaries, KMC and Hon Shen Coal foreign entities located in China. The Company incurs tax liability for the coal operations including coal profit tax charged at 25% of coal profit and various surcharges. As the 2 Mines (DaPuAn Mine and SuTsong Mine) in a heavily regulated resource business in China, are in a form of proprietorship (are not incorporated as a corporation), thus they are subject a special tax rate equal to approximately 5% of total revenue proceeds as of the period ended October 31, 2009, subject to provisional adjustments when the coal sale changes. As no cash or funds were repatriated from China to the U.S., the Company’s income was not subject to the U.S. federal taxation for both the current period and the prior year ended on October 31, 2009, and 2008, under subpart F, income from controlled foreign company, of the U.S. Internal Revenue Code.

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. In the period ended on October 31, 2009 and 2008, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

The Company’s tax liability for the period ended October 31, 2009 was $6,371,517, compared to the prior year ended on April 30, 2009 was $6,014,922. These payables to Chinese local governments can be postponed temporarily as L&L, a U.S. company, is expanding the Sino-American joint-venture to bring in U.S. management skills to increase coal production and safety standards, beneficial to Chinese local communities. According to the China law, a new joint venture may enjoy special Chinese tax rebates from the governments, thus there is a high probability that the 2 Mines, KMC and Hon Shen local tax liability payments may be delayed or mitigated.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Income and Comprehensive Income:

	October 31, 2009	October 31, 2008

Tax expense (credit) at statutory rate – federal	34%	34%

State tax expense net of federal tax	-	-

Changes in valuation allowance	(34%)	(34%)

Foreign income tax benefit – PRC (applicable to subsidiary	25%	25%
KMC)

Tax expense at actual rate (applicable to subsidiary KMC)	25%	25%

Foreign income tax benefit – PRC (applicable to subsidiary	5%	5%
LLC)

Tax expense at actual rate (applicable to subsidiary LLC)	5%	5%

United States of America

As of October 31, 2009, the Company in the United States had approximately $2,539,569 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets at October 31, 2009 consist mainly of net operating loss carry forwards. Due to the uncertainty of the realization of the related deferred tax assets of $863,453, a reserve equal to the amount of deferred income taxes has been established at October 31, 2009. The Company has provided 100% valuation allowance to the deferred tax assets as of October31, 2009.

People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 25% for the entity of HSC and KMC, while the income taxes rate for LLC is 5% since it was owned in form of partnership. LLC was acquired effectively on May 1, 2008, and HSC was acquired effectively on July 16, 2009, and additional HSC interest was acquired effectively on October 23, 2009.

The following table sets forth the significant components of the provision for income taxes for operation in PRC as of October 31, 2009 and 2008.

	October 31, 2009	October 31, 2008
Net taxable income for KMC	930,756	379,947
Income tax @25%	232,689	94,987
Net taxable income for LLC	13,714,037	9,543,414
Income tax @5%	685,702	477,170
Net taxable income for HSC	1,217,999	-
Income tax @25%	249,007	-

NOTE 17. RELATED PARTY TRANSACTIONS

Item	October 31, 2009	April 30, 2009

Due to officer-payable		$ (910,791)
Due from related parties-receivable (1)	$ 1,866,917	$ 5,983,636

	$ 1,866,917	$ 5,072,845

(1) The due from related party are cash advances made to Tony HY Li, manager of KMC subsidiary, for development of Tian-Ri Coal Mine. The advances will be reclassified as project costs as assets when supporting documents are received. The loan to the non-controlling interest shareholders of the 2 Mines which was $0 and $4,300,000 as of October 31, 2009 and April 30, 2009 respectively.

NOTE 18 STOCKHOLDERS’ EQUITY

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

On April 10, 2009, an officer (insider) entered into an agreement and donated one million shares of common stock that he personally owns to a Chung Yung Christian University Development Foundation, a non-profit organization, incorporated in the State of California. As of October 31, 2009, 400,000 shares were transferred to the foundation.

The table below listed the Company’s warrants as of October 31, 2009.

		Weighted Average
	Units	Exercise Price

Outstanding at April 30, 2007	3,418,710	$1.62
Exercised	(638,362)	0.80
Expired	-	-

Outstanding at April 30, 2008	2,780,348	1.86
Issued	909,000	2.50
Exercised	(92,374)	0.71
Expired	(1,611,725)	0.81

Outstanding at April 30, 2009	1,985,249	2.50
Issued	1,498,800	1.17
Exercised	(475,000)	1.00

Outstanding at October 31, 2009	5,629,094	2.64
Issued	4,575,095	2.57
Cancelled	(181,250)	3.00
Exercised	(750,000)	1.00

See Note 21, for warrants (class D and Class E) issued to executive and director compensations.

During the period ended October 31, 2009, certain equity shares and warrants were issued as a part of the Company business operations. Warrants class H, I, J, K and L are issued to institutional investors.

Following is a summary of the status of warrants outstanding at October 31, 2009:
Type of	Range of	Total	Weighted Average	Weighted
Warrant	Exercise	Warrants	Remaining Life	Average Exercise
	Prices	Outstanding	(Years)	Price

D & E	$ 2.25-$3.00	1,197,999	4.44	$2.89
H, I, J & K	$1.00-$2.60	3,498,800	0.66	1.74
L	$5.62-$6.11	932,295	4.85	5.68

		5,629,094	1.62	$2.64

NOTE 19. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding as of October 31, 2009. Under the treasury stock method of Earnings Per Share, the Company computed the diluted earnings per share, as if all issued warrants were converted to common stock, and cash proceeds were used to buy back common stock. The following presents both basic and diluted earnings per share, for the six months period ended October 31, 2009 and 2008.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Item	October 31, 2009	October31, 2008	October 31, 2009	October31, 2008

Net income	$6,946,781	$2,353,872	$9,640,910	$4,934,236
Number of Shares	22,726,935	21,987,912	21,964,044	21,671,211
Per Share - Basic	$0.306	$0.107	$0.439	$0.228

Effect of dilutive shares	1,670,148	398,998	1,670,148	398,998
Number of dilutive shares	24,397,083	22,386,910	23,634,192	22,070,209
Per Share - Diluted	$0.285	$0.105	$0.408	$0.224

NOTE 20. CONCENTRATION OF CREDIT RISK

The Company maintains majority of its cash in China, either in Chinese banks or in Company’s Chinese locations. Cash balances in foreign locations are not insured as they are in the U.S. In addition, there are times, when the Company’s cash deposited in the United States banks exceeds the US federal government insured limits, subject to potential risks. As of October 31, 2009 and April 30, 2009, the Company had uninsured cash balances of $6,997,213 and $5,036,400, respectively.

Financial instruments that also potentially subject the Company to concentrations of credit risks are primarily trade accounts receivable and common stock of its investors. The trade accounts receivable are due primarily from clients in China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable.

NOTE 21. WARRANTS

The Company has no qualified employee stock option plan. The Company issued 2 types of warrants, one for executives (warrant class D), and the other for directors (warrant class E). Only directors and senior executives are entitled to receive warrants, as compensations for their services.

During the 6 months period, 750,000 warrants were exercised for the issuance of common shares. As of October 31, 2009, total warrants authorized under Class D and Class E were 1,100,000 units and 4,000,000 units, respectively.

During the period ended October 31, 2009, total units of warrants (class D) issued and warrants (class E) issued were 168,000 units and 1,029,999 units, respectively.

Information relating to warrants outstanding and exercisable at October 31, 2009 summarized by exercise price is as follows:

Range of		Number of	Weighted Average	Weighted		Number	Weighted
Exercise		Outstanding at	Remaining	Average		Exercisable at	Average
Price	October 31, 2009 (units)		Contractual Life	Exercise Price	October 31, 2009 (units)		Exercise Price

$2.25 -	Class D	Class E			Class D	Class E

$3.00	168,000	1,029,999	4.44 Years	$2.89	168,000	1,029,999	$2.89

During the current period ended October 31, 2009, the Company did not use its equity instruments to acquire goods or services, other than for directors’ services and to reward senior executives.

The following table summarizes two types of warrants (Class D and Class E) and exercise prices available to the existing and prior executives and board members as of October 31, 2009. Starting from April 1, 2009, monthly warrant issuances to executives and board members will be 4,000 units, changing from 2,000 units per month. The warrants issued will expire after five years, but could be extended.

	Number of Warrants	Number of Warrants
	(D) issued and	(E) issued and	Warrants convertible
Name of Director, Executive	outstanding	outstanding	price

Executives	168,000	-	$2.25
Directors		1,029,999	$3.00

Total units issued	168,000	1,029,999

NOTE 23. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

The Company leases its Seattle office and its Kunming office under long-term, non-cancelable leases, expiring in September of 2010 and October of 2009, respectively. The Company renewed its Kunming office on monthly basis after the lease expired. The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises. Rental expenses for the period ended October 31, 2009 and 2008 were $11,445 and $16,095, respectively. The future minimum lease payments required under the operating leases is approximately $27,613.

b) Commitments

Despite the Company has issued 400,000 of its equity shares (valued at $4.00 per share) to the 2 Mines (DaPuAn Mine and SuTsong Mine, called L&L Coal Partners) on August 20, 2008, the Company is to inject approx. $6 million in cash, to in approximately 12 months to satisfy its contribution, under the purchase terms with the 2 Mines. As of October 31, 2009, the Company has injected approximately $0.3 million to Hon Shen Coal (HSC), and anticipates that it will inject approximately $0.57 million cash to HSC within 30 days after execution of the Agreement. The Company should inject a second payment of approximately $3 million USD to HSC in next two years after the Chinese government’s approval of the acquisition.

NOTE 24. MAJOR CUSTOMERS AND MAJOR VENDORS

For the period ended October 31, 2009 and 2008, we had two major customers who purchased over 10% of the Company’s total sales. They collectively accounted for approximately 42% (approximately $10.3 million USD) of our total sales and approximately 45% (approximately $8 million USD) of accountant receivables. In addition, there are four major suppliers each provided over 10% of our total purchases. These suppliers collectively supplied approximately 75% (approximately $3 million USD) of the Company’s purchases and 56% (approximately $0.8 million USD) of total accounts payable.

NOTE 25. SUBSEQUENT EVENTS

1) On November 13, 2009, the Company raised approximately $3.2 million via a private placement.

2) Effectively December 1, 2009, the Company leased an office space for its new subsidiary in Guangzhou City on monthly basis. The office space contains 2,400 square feet; monthly lease payment including management fee is approximate $4,900.

3) The Company has performed an evaluation of subsequent events through December 15, 2009, which is the date the financial statements were issued.

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

Plan of Operations

The Company is engaged in and currently generates revenue from its coal mining, clean coal washing, coal consolidation, coking and wholesaling businesses in China, the world largest coal consuming nation. Despite China having substantial coal resources, due to a lack of organizational skills of the coal industry among other factors, China’s mining companies cannot produce enough coal to meet China’s domestic demand for coal. As the Chinese economy continues with its GDP growth at an estimated 7%-8% in 2009 focusing on domestic consumption, the Company plans to continue leveraging on its fourteen (14) years of in-country experience, U.S. management skills, and U.S. accounting knowledge to become a leading coal energy company not only in Yunnan Province, but also in Guangdong Province. The Company plans to expand its coal business by expanding upon its existing operations, and by acquiring other existing profit making coal companies following China’s oligopoly policy that is aimed to eliminate small, inefficient coal mines and to favor efficient operations. Despite the Wall Street financial downturn in 2008, the Company was able to continue increasing its operations during the current quarter ended on October 31, 2009. The Company plans to invite qualified U.S. mining executives and strategic partners to join in L&L’s management team and to facilitate its vertical integration in the coal industry. When the Company reaches a certain size, L&L plans to gradually leverage on the vast U.S. coal (energy) resources to diversify its operational risks and to increase revenue.

As more fully discussed in our Current Report on Form 8-K filed on December 14, 2009, which is incorporated herein by reference, on December 9, 2009, we executed that certain revised Acquisition and Capital Increase Agreement (“Revised Acquisition Agreement”) and that certain Cooperative Operation Contract to Establish Yunnan Li Wei Hon Shen Coal Co. Ltd. (“Cooperative Agreement”), both with Mr. Fuchang Wang, sole owner of Hon Shen Coal Co. Ltd. (“HSC”) for the Company to increase its ownership interest in HSC’s overall business operations to a 93% equity ownership. The original Acquisition Agreement, which we disclosed and discussed in our Current Report on Form 8-K filed on October 29, 2009, as amended in our Current Report on Form 8-K/A filed on November 4, 2009, was executed on October 23, 2009. The effective date of the Revised Acquisition Agreement and the Cooperative Agreement shall also be effective as of October 23, 2009. Per the Revised Acquisition Agreement and the Cooperative Agreement, the total registered capital of HSC shall be increased from RMB 3,600,000 to RMB 30,000,000, and which shall be contributed to by both parties over a period of two years after the government’s approval of the increase in HSC’s registered capital and the conversion of HSC into a Sino-foreign cooperation company (“SFCC”). L&L shall own a 93% equity ownership interest of the SFCC by its purchase of RMB 26,400,000 of the SFCC’s registered capital to be delivered in two payments: (1) RMB 6,000,000 (approximately $870,000 USD) in cash within three (3) months of the government’s approval of the acquisition and conversion of HSC into a Sino-foreign cooperation company (see related discussion below), and (2) RMB 20,400,000 (approximately $2,990,000) in cash to be paid within two (2) years of the government’s approval of the acquisition and conversion. Mr. Wang shall own the remaining 7% equity ownership interest in the SFCC based on his ownership of the remaining RMB 3,600,000 in SFCC’s registered capital, in the form of the HSC’s existing coal washing and coking facilities.

Results of Operations

Three Months Ended October 31, 2009 (“2009”) Compared to the Three Months Ended October 31, 2008 (“2008”)

Total Revenue

1) During the three months period ended October 31, 2009, the Company sales increased by approximately 139% from $10,244,949 in 2008 to $24,482,676 in 2009. This sales increase was a result of L&L Coal, HSC and KMC operation which contributed over $12.4 million, $8.3 million and $3.7 million of sales, respectively, in the current period.

2) As of October 31, 2009, the Company controls 100% of KMC operations, 80% of L&L Coal operations, and 93% of Hon Shen Coal washing and coking operations.

Cost of Sales and Gross Profit

During the three months period ended October 31, 2009, the Company cost of sales increased by approximately 160% from $4,541,646 in 2008 to $11,809,412 in 2009. The gross profit increased by approximately 122% from $5,703,303 in 2008 to $12,673,264 in 2009. These increments were mainly due to the increase of sales of L&L Coal, HSC and KMC operations.

Total Operating expenses

Total operating expense of $3,523,603 incurred in the three months ended October 31, 2009, representing an increase of $2,376,979 (or 207%) as compared to $1,146,624 in 2008. The increase was due to the Company’s rapid growing and new acquisition led to increase in personnel, legal and professional expenses.

Interest expenses

Interest expense of $29,704 for the three months ended October 31, 2009, representing a decrease of $5,132 (or 14%) from $34,836 in 2008. The decrease reflected decreasing bank loans for the period.

Other Expenses (Income)

Other income of $528,697 for the three months ended October 31, 2009, representing an increase of $604,969 (or 793%) compare to $76,272 was spent in 2008.

Income Taxes

Income taxes of $814,764 for the three months ended October 31, 2009, representing an increase of $545,280 (or 202%) from $269,484 in 2008. The increase reflected increment of net income for the period.

Discontinued Operations

There was no income from discontinued operation for the three months ended October 31, 2009, while there was $27,097 income from discontinued operation in 2008. It was due to disposal of LEK operation.

Non-controlling Interest

Non-controlling interest for the three months ended October 31, 2009 was $1,887,109, representing an increase of $37,797 (or 2%) from $1,849,312 for the same period in 2008. The increase of non-controlling interest is mainly due to changes of its equity ownership of the Company’s subsidiaries.

Net Income

Net income increased by $4,592,909 (or 195%) to $6,946,781 during the current quarter, comparing to net income of $2,353,872 in 2008. The increase is mainly due to the acquisition of HSC, and the increase efficiencies of the operations of 2 Mines.

Six Months Ended October 31, 2009 (“2009) Compared to the Six Months Ended October 31, 2008 (“2008”)

Total Revenue

1) During the six months period ended October 31, 2009, the Company sales increased by approximately 78% from $20,910,930 in 2008 to $37,227,726 in 2009. This sales increase was a result of L&L Coal, HSC and KMC operation which contributed over $19.2 million, $9.8 million and $8 million of sales, respectively, in the six months period.

Cost of Sales and Gross Profit

During the six months period ended October 31, 2009, the Company cost of sales increased by approximately 95% from $9,465,941 in 2008 to $18,494,051 in 2009. The gross profit increased by approximately 63% from $11,444,989 in 2008 to $18,733,675 in 2009. These increments were a result of the increase of sales of L&L Coal, HSC and KMC operations.

Total Operating expenses

Total operating expense of $4,677,489 incurred in the six months ended October 31, 2009, representing an increase of $2,476,476 (or 112%) as compared to $2,201,013 in 2008.

Interest expenses

Interest expense of $33,302 for the six months ended October 31, 2009, representing a decrease of $61,919 (or 65%) from $95,221 in 2008. The decrease reflected decreasing bank loans for the period.

Other Expenses (Income)

Other income of $629,055 for the six months ended October 31, 2009, representing an increase of $714,058 (or 840%) compare to $85,003 was spent in 2008.

Income Taxes

Income taxes of $1,167,398 for the six months ended October 31, 2009, representing an increase of $595,241 (or 104%) from $572,157 in 2008. The increase reflected increment of net income for the period.

Discontinued Operations

There was no income from discontinued operation for the six months ended October 31, 2009, while there was $69,138 income from discontinued operation in 2008. It was due to disposal of LEK operation.

Non-controlling Interest

Non-controlling interest for the six months ended October 31, 2009 was $3,843,631 representing an increase of $217,134 (or 6%) from $3,626,497 for the same period in 2008.

Net Income

Net income increased by $4,706,674 (or 95%) to $9,640,910 during the current quarter, comparing to net income of $4,934,236 in 2008. The increase is mainly due to the acquisition of HSC, and the increase efficiencies of the operations of 2 Mines.

Change in Liquidity and Capital Resources:

The following factors affected the Company’s liquidity status and capital resources:

Operating activities: Net cash provided by operating activities was $11,935,376 during the current period ended October 31, 2009. While in the same of period in 2008, the net cash provided by operating activities was $1,158,061. By comparing these two periods, it shows an increment of cash provided by operating activities of $10,777,315 (or 930%). The increment was mainly due to the combined effect of an increase of prepaid and other assets by $8,548,180, increase of accounts receivables by $5,437,660, increase of net income by $4,923,808, and increase of other receivable by $1,694,524, along with the decrease of accounts payable by $4,239,797 and decrease of customer deposit by $2,094,794. The Company's operating cash flow is highly dependent upon its ability to bill the L&L Coal, KMC and HSC sales and collect these billings in a timely manner.

Investing activities: Net cash used in investing activities was $10,228,854 during the current period ended October31, 2009, compared to $6,034,727 used in investing activities during the same period in 2008. It shows an increase of net cash used of $4,194,127 (or 69%), which was mainly due to the acquisition of HSC and the construction-in-progress of LLC.

Financing activities: Net cash provided by financing activities was $4,574,718 during the current period ended October 31, 2009, compared to $7,938,068 was generated during the same period in 2008. It shows a decrease of $3,363,350 (or 42%), which was mainly due to the decrease of proceeds from long-term debt by $3,000,000 and the decrease of non-controlling interest due to acquisition by $5,773,399, and increase of proceeds from issuance of stock by $5,228,827.

The current assets of the Company were $49,027,057 and $42,485,102 for the periods ended on October 31, 2009 and April 30, 2009 respectively. The increase in current assets of $6,541,955 (or 15%) was primarily due to the, increase of cash and equivalent by $6,246,806, increase in accounts receivable by $2,612,563, increase of prepaid and other current assets by

$1,817,751, and increase of inventories by $1,676,078, and decrease of loan from business associates by $4,116,719, and decrease of other receivables by $1,694,524.

The current liabilities were $17,696,332 and $16,110,409 for the periods ended on October 31, 2009 and April 30, 2009 respectively. The increase of the current liabilities by $1,585,923 was primarily due to the increase of customer deposit by $2,003,335, increase of bank loan by $1,742,313, and increase of accrued and other liabilities by $928,084, and decrease of account payable by $3,328,973.

The HSC has three short term bank loans with the total amount of $1,742,313. The interest rate was from 9.9% to11.1% .

During the year quarter ended October 31, 2009, the HSC entered into three loan agreements with Yunnan Rural Credit Cooperatives with terms of one year to finance its working capital and coal washing facility expansion construction. The terms are as follow:

1) RMB 3 million, effective January 21, 2009, with a maturity date of January 21, 2010, and interest rate of 9.9%;

2) RMB 3.5 million, effective April 13, 2009, with a maturity date of April 13, 2010, and interest rate of 11.1%;

3) RMB 5.4 million, effective November 28, 2008, with a maturity date of November 28, 2009, and interest rate of 11.1%;

	Interest rate	4/30/2009		10/31/2009
Lender	per annum	RMB	US$	RMB	US$
SHORT-TERM LOANS
Yunnan Rural Credit Cooperatives
January 21, 2009 to January 21, 2010	9.90%			3,000,000	439,239
April 13, 2009 to April 13, 2010	11.10%			3,500,000	512,445
November 28 2008 to November 28, 2009	11.10%			5,400,000	790,630

				11,900,000	1,742,313

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

The Company's current ratio (current assets divided by current liabilities, a ratio used to determine the Company's ability to pay its short-term liabilities) is 2.77 as of October 31, 2009 compared to 2.63 as of April 30, 2009. As a general rule, the higher the current ratio, the more likely the Company will be able to pay its short-term bills.

Critical Accounting Policies and Estimates

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In doing so, the Company must make estimates and assumptions based on these principles. Many of the estimates and assumptions involved in the application of U.S. GAAP may have a material impact on the reported financial condition, operational performance, and the comparability of such reported information over different reporting periods. The nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters of the susceptibility of such matters to changes; the impact of estimates and assumptions on financial condition or operational performance may be material. There may be uncertainties attached to the estimates or assumptions, or may be difficult to measure or value.

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

The following accounts my require estimates in computing the balances:

Revenue Recognition - The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No 104 when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

Inventories - Inventories comprise of raw materials and coal, and are stated at the lower of cost and net realizable value. Cost, calculated on the first-in first-out basis, comprises materials, direct labor and an appropriate proportion of all production overhead expenditure. Net realizable value is determined on the basis of anticipated sales proceeds less estimated selling expenses. Under the Chinese law, coal reserves are not recorded as a part of L&L inventories.

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

Income taxes - The Company provides for income taxes which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements. Its income from overseas controlled subsidiaries is not subject to the United States federal income taxes, as income not repatriated to the U.S. is not subject to the IRS code.

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the periods ended October 31, 2009 and 2008.

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

Impact of Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairments”. This amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. It is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. It provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP does not change the definition of fair value under ASC 820. The FSP is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued ASC 855, Subsequent Events. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the Codification). The Codification became the single official source of authoritative, nongovernmental U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2009 the New FASB Accounting Standards Update 2009-08 issued in Earnings Per Share (amendments to Section 260-10-S99). This update includes technical corrections to Topic 260-10-S99 Earnings Per Share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that includes redemption or an induced conversion of a portion of a class of preferred stock” and EITF Topic D-42, “The effect of the calculation of Earnings Per Share for the redemption or induced conversion of preferred stock.” The Company does not expect the implementation of this statement to have an impact on its results or financial position.

Contractual Obligations

For the period ended October 31, 2009, contractual obligations were as follows:

Rent expenses for the period ended October 31, 2009 and 2008 was in the amounts of approximately $17,694 and 16,095 per quarter.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company with the participation of its Chief Executive Officer (“CEO”), and acting Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company, its CEO, and acting CFO have concluded that the disclosure controls and procedures are effective as of October 31, 2009, covered by this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, our management concluded that the Company’s internal controls over financial reporting were effectiveness.

The Company internal controls were effective as of October 31, 2009.

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

On June 23, 2009 the Company recruited Ms. J.M. (Rosemary) Wang, CPA, as Acting CFO to enhance internal control of the Company’s financial reporting.

The Board of the Company appointed Mr. Dennis Bracy as an Independent Board Member, effective November 2, 2009. Mr. Bracy is also named to the Nominations Committee. His appointment increase the number of board members from five (5) to six (6), of which four (4) are Independent Members and two (2) are Non-Independent Members. Mr. Robert Lee became a Non-Independent Member.

The Company also appointed Ms. Shirley Kiang as the Compensation Committee and Mr. Ian Robinson as Chair of the Audit Committee.

(b) Changes in internal control over financial reporting

No changes were made to our internal control over financial reporting that occurred during the period ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures and internal controls over financial reporting is an ongoing process that may change over time.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company, its officers and board members currently have no litigation pending with any court or the SEC. However, historically, in 2003-2004, the Company was based out of Hong Kong and had begun to expand in the United States, with a small startup office in Seattle. During this period, L&L engaged an individual independent contractor to identify potential investors for Company financings (the “2003-2004 Financings”).

In connection with these 2003-2004 financings, state securities regulatory agencies for New Mexico, California, Washington and Connecticut initiated proceedings against the Company (then known as “L&L Financial Holdings, Inc.”), the Company’s CEO Mr. Dickson V. Lee (“Mr. Lee”) and this independent contractor in which they generally alleged that the independent contractor effected sales of securities while being unlicensed, sold securities without such securities being qualified or otherwise exempt and made misstatements and/or omissions of material fact, and that the Company and Mr. Lee allegedly used an unregistered securities salesperson and/or failed to adequately supervise such salesperson, sold securities without such securities being qualified under or being exempt from applicable state securities laws, and/or made misstatements of material facts and/or omitted to state material facts about the Company and the independent contractor in connection with the offers and sales of securities in the 2003-2004 Financings. Consequently, in connection with these state proceedings, the Company entered into a consent agreement with New Mexico’s state securities regulators in March 2006 under which the Company and Mr. Lee were generally ordered to refrain from future state securities laws violations and to pay administrative fines. In May 2006, California’s Corporations Commissioner also issued an administrative order to the Company and Mr. Lee to generally refrain from any California state securities laws violations in connection with all future offers and sales of the Company’s securities. In October 2009, the Company entered into consent agreement with Washington’s Department of Financial Institutions under which the Company and Mr. Lee were also generally ordered to refrain from future state securities laws violations and to pay administrative fine. The Company has complied with all such orders and agreements, all fines were paid promptly, and such orders and agreements did not impede the Company or its officers from doing business. Mr. Lee was also the subject of a FINRA proceeding related to the 2003-2004 Financings which was resolved in March 2007 upon his agreement to pay a fine and serve a one year suspension from association with any FINRA member.

In April 2007, the Company entered into a consent order with the Department of Banking of the State of Connecticut (the “Connecticut Consent Order”) under which: (a) the Company and its officers, employees and directors were ordered to refrain from violations of state securities laws including employment of unregistered agents or selling securities in violation of such laws, (b) the Company was prohibited from selling securities in or from Connecticut for 10 years (from 2007-2017), and (c) the Company was ordered to pay an administrative fine. In November 2009, the Connecticut Department of Banking issued a Modified Consent Order, which is attached hereto as Exhibit 10.1, eliminating the ten-year bar on the Company's offering or selling securities in or from Connecticut. In exchange, the Department of Banking imposed requirements on the Company including that, for a period of three years, the Company is only offer or sell securities in Connecticut through broker dealers registered in Connecticut whose identities have been supplied to the Division Director prior to such offerings and that any such offerings be reviewed beforehand by Connecticut counsel for compliance with Connecticut law. The fore going description of the Modified Consent Order is only a summary and is qualified in its entirety by reference to such order, a copy of which is attached as Exhibit 10.1 hereto and is incorporated herein by reference.

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

6. Some of Our Directors and Officers Reside Outside of the United States

Because our Company's directors and officer(s) reside both within and outside of the United States, it may be difficult for an investor to enforce his or her rights against them or to enforce United States court judgments against them if they live outside the United States. Most of the Company's assets, including the recently acquired L & L Coal Partners (2 Mines) Hon Shen Coal Co. Ltd. (HSC), and the KMC coal wholesale business, are located in China, outside of the United States. Additionally, the Company plans to continue acquiring other energy-related entities in China in the future. It may therefore be difficult for investors in the United States to enforce their legal rights, to effect service of process upon the Company's directors or officers, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of the Company's directors and officers under federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.

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

Despite the fact that the entire registration process has not been completed, the Company has received an approval from the Chinese government for L & L’s ownership of KMC Inc. as of October 31, 2009. We are also in the process of registering our ownership equity ownership interest in the 2 Mines (DaPuAn Mine and SuTsong Mine) with the Chinese government, under the provisional name “L & L Coal Partners” through a nominee who is a Chinese citizen. The LEK investment was formulated in 2004 prior to the SAFE Circular, which may be grandfathered out off SAFE registration. In addition, we recently spun off LEK on January 31, 2009. It is unclear to what extent the regulations apply to the Company. The Company believes that Circular 75 and other related Circulars or regulations may likely be further clarified by SAFE, in writing or through oral comments by officials from SAFE, or through implementation by SAFE in connection with actual transactions. On October 23, 2009, the Company entered into an agreement for the acquisition and ownership increase of 93% of equity interest of Hon Shen Coal Company, and the Company will also be commencing shortly the registration procedures that are required by the Chinese government for such acquisition.

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

As of October 31, 2009, there were approximately 24.7 million shares of common stock outstanding, with 400,000 shares of treasury stock held by the Company, and a certain amount of warrants issued. Please refer to the Statement of Shareholders’ Equity for details.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 8, 2009, the Company entered into a Securities Purchase Agreement with accredited investors (“Investors”) for the issuance of an aggregate 1,371,021 Units, with each Unit consisting of one share Common Stock and 6/10ths of a warrant to purchase a share of common stock at an exercise price of $5.62 per warrant share and expiring in October 2014 to certain investors and as placement fees for the Transaction. All of these Investors represented that they were "accredited" investors as defined under Rule 144 of the Securities Act of 1933, as amended. The Company sold a total of 1,371,021 Units to investors for gross proceeds of approximately $5,346,980 and representing 1,371,021 shares of Common Stock and warrants for the purchase of up to 822,613 shares of Common Stock. Laidlaw & Co.(UK) Ltd. acted as the placement agent for this transaction and was issued warrants to purchase up to 109,682 shares of the Company's common stock at $6.11 per share under the same terms as the Unit warrants. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities. The recipients took their securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Stockholders (the “2009 Annual Meeting”) was held on September 17, 2009, in Seattle, Washington. Of the 21,882,251 shares eligible to vote, 10,482,234 shares, or 47.90%, appeared in person or by proxy and established a quorum for the meeting. Two proposals, as described in our Proxy Statement, filed with the SEC on August 8, 2009, were approved at the meeting. The following is a brief description of the matters voted upon and the results of the voting:

1. Election of Directors:

Nominees		Number of Shares

Dickson V. Lee	For:		10,220,811

	Withheld:		261,423

Shirley Kiang	For:		10,220,811

	Withheld:		261,423

Joseph J. Borich	For:		10,220,811

	Withheld:		261,423

Ian Robinson	For:		10,220,811

	Withheld:		261,423

Robert W. Lee	For:		10,220,811

	Withheld:		261,423

2.	Ratification of the Appointment of Kabani & Company, Inc as our Independent Registered Public Accounting
Firm:

Nominees		Number of Shares

Kabani & Co., Inc.	For:	10,353,234

	Withheld:	129,000

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
number

10.1	Connecticut Amended Order

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form 8-K: Revised Acquisition Agreement

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L&L INTERNATIONAL HOLDINGS, INC.

Date: December 15, 2009	By:	/S/ Dickson V. Lee

	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT INDEX

Exhibits:

Exhibit	Description
number

10.1	Connecticut Amended Order

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form 8-K: Revised Acquisition Agreement

EXHIBIT 31.1

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

I, Dickson V. Lee, certify that:

1. I have reviewed this quarterly report on Form 10-Q of L&L International Holdings, Inc for the six months ended October 31, 2009;

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

L&L INTERNATIONAL HOLDINGS, INC.

Date: December 15, 2009	By:	/S/ Dickson V. Lee

	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 31.2

CERTIFICATIONS OF ACTING CHIEF FINANCIAL OFFICER

I, Jung Mei (Rosemary) Wang certify that:

1. I have reviewed this quarterly report on Form 10-Q of L&L International Holdings, Inc. for the six months ended October 31, 2009;

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

L&L INTERNATIONAL HOLDINGS, INC.

Date: December 15, 2009	By:	/S/ Jung Mei Wang

	Name:	Jung Mei (Rosemary) Wang, CPA
	Title:	Acting CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L International Holdings, Inc. (the “Registrant”) for the period ended October 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L INTERNATIONAL HOLDINGS, INC.

Date: December 15, 2009	By:	/S/ Dickson V. Lee

	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L International Holdings, Inc. (the “Registrant”) for the period ended October 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jung Mei (Rosemary) Wang, Acting Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L INTERNATIONAL HOLDINGS, INC.

Date: December 15, 2009	By:	/S/ Jung Mei Wang

	Name:	Jung Mei (Rosemary) Wang, CPA
	Title:	Acting CFO