Form 10-Q
period 2010-01-31
L & L ENERGY, INC.
filed 2010-03-17
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE SECOND QUARTER ENDED ON JANUARY 31, 2010

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________
Commission file number: 000-32505

L & L ENERGY, INC.

(Exact name of small Business Issuer as specified in its charter)

NEVADA	91-2103949
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

130 Andover Park East, Suite 101, Seattle, WA	98188

(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (206) 264-8065

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 17, 2010, there were 27,475,492 shares of common stock outstanding, with par value of $0.001.

	L & L ENERGY, INC.

	Form 10-Q Quarterly Report

	Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements - Unaudited
	Condensed Consolidated Balance Sheets
	As of January 31, 2010 (Unaudited) and April 30, 2009	3
	Condensed Consolidated Statements of Income and Comprehensive Income
	For the Three and Nine Months Ended January 31, 2010 and 2009 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flow
	For the Three and Nine Months Ended January 31, 2010 and 2009 (Unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	40

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults upon Senior Securities	45
Item 4.	Submission of Matters to a Vote of Security Holders	46
Item 5.	Other Information	46
Item 6.	Exhibits	46

Signatures		46
Index to Exhibits		47

When we use the terms "we," "us," "our," "L & L" and "the Company," we mean L & L ENERGY, INC., a Nevada corporation, and its subsidiaries.

This report contains forward-looking statements that involve risks and uncertainties. Please see the sections entitled "Forward-Looking Statements" and "Risk Factors" below for important information to consider when evaluating such statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

L & L ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2010 and APRIL 30, 2009
(UNAUDITED)

	January 31, 2010	April 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,204,321	$5,098,711
Accounts receivable	18,863,097	16,906,010
Prepaid and other current assets	8,882,608	3,611,371
Other Receivables	634,426	9,360,881
Inventories	5,973,640	1,524,493
Loan from business associates	-	5,983,636

Total current assets	49,558,092	42,485,102

Property, plant, equipment, and mine development, net	43,810,748	11,111,267
Asset retirement costs, net	8,368,961	-
Intangible assets, net	2,061,337	-
Minority interest held in a subsidiary disposed of	-	573,677
Related party notes receivable	7,602,319	-
Deferred tax assets	105,175	105,329

Total non-current assets	61,948,540	11,790,273

TOTAL ASSETS	$111,506,632	$54,275,375

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,733,193	$4,930,866
Accrued and other liabilities	756,474	953,395
Other payables	6,128,253	3,000,000
Taxes payable	7,802,895	6,014,922
Customer deposits	4,155,232	300,435
Bank loans	1,742,313	-
Due to shareholder	-	910,791

Total current liabilities	22,318,360	16,110,409

LONG-TERM LIABILITIES
Long-term bank loans	4,146,950	-
Long-term payables	3,392,235	3,000,000
Asset retirement obligation	8,406,296	-

Total long-term liabilities	15,945,481	3,000,000

Total Liabilities	38,263,841	19,110,409

Commitments and contingencies
EQUITY:
STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and
outstanding	-	-
Common stock, $0.001 par value, 120,000,000 shares authorized: 27,475,492 and 21,202,200 shares issued for January 31, 2010 and April 30, 2009,
respectively	27,476	21,201
Paid-in Capital	36,054,613	9,604,694
Service cost being amortized	(5,612,576)	-

Deferred stock compensation	(36,667)	(63,667)
Accumulated other comprehensive income	629,955	669,913
Retained Earnings	31,399,873	12,200,838

Total stockholders' equity	62,462,674	22,432,979
Non-controlling interest	10,780,117	12,731,987

Total Equity	73,242,791	35,164,966

TOTAL LIABILITIES AND EQUITY	$111,506,632	$54,275,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

L & L ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2010 AND 2009
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended January 31		Ended January 31
	2010	2009	2010	2009

NET REVENUES	$37,956,263	$9,989,470	$75,183,989	$30,900,400
COST OF REVENUES	21,908,104	4,321,136	40,402,155	13,787,078

GROSS PROFIT	16,048,159	5,668,334	34,781,834	17,113,322

OPERATING COSTS AND EXPENSES:
Salaries and wages	703,580	937,012	2,624,145	1,811,398
Selling, general and administrative expenses	2,282,464	572,288	5,039,388	1,898,915

Total operating expenses	2,986,044	1,509,300	7,663,533	3,710,313

INCOME FROM OPERATIONS	13,062,115	4,159,034	27,118,301	13,403,009
OTHER EXPENSES (INCOME):
Interest expense	60,672	344,739	93,974	439,960
Other expenses (income), net	(12,907)	(87,719)	(641,962)	(2,717)

Total other expenses (income)	47,765	257,020	(547,988)	437,243

INCOME FROM CONTINUED OPERATIONS BEFORE
PROVISION FOR INCOME TAXES, DISCONTINUED
OPERATIONS AND NON-CONTROLLING INTEREST	13,014,350	3,902,014	27,666,289	12,965,766
LESS PROVISION FOR INCOME TAXES	1,924,006	260,882	3,091,404	833,039

INCOME FROM CONTINUED OPERATIONS BEFORE
DISCONTINUED OPERATIONS AND NON-
CONTROLLING INTEREST	11,090,344	3,641,132	24,574,885	12,132,727
NET INCOME FROM DISCONTINUED OPERATIONS	-	76,082	-	145,220
LOSS ON DISPOSAL		(382,961)		(382,961)

DISCONTINUED OPERATIONS, Net of tax	-	(306,879)	-	(237,741)
NET INCOME	11,090,344	3,334,253	24,574,885	11,894,986
LESS NET INCOME ATTRIBUTABLE TO NON-
CONTROLLING INTERESTS	1,532,219	1,565,812	5,375,850	5,192,309

NET INCOME ATTRIBUTABLE TO THE COMPANY	9,558,125	1,768,441	19,199,035	6,702,677

OTHER COMPREHENSIVE INCOME:
Foreign currency translation income (loss)	1,853	(434)	(39,958)	569,810

COMPREHENSIVE INCOME	$9,559,978	$1,768,007	$19,159,077	$7,272,487

INCOME PER COMMON SHARE – basic from continued
operation	$0.37	$0.09	$0.82	$0.32
INCOME PER COMMON SHARE – basic from discontinued	$0.00	($0.01)	$0.00	($0.01)

operation

INCOME PER COMMON SHARE – basic	$0.37	$0.08	$0.82	$0.31

INCOME PER COMMON SHARE – diluted from continued
operation	$0.34	$0.09	$0.77	$0.31
INCOME PER COMMON SHARE – diluted from discontinued
operation	$0.00	($0.01)	$0.00	($0.01)
INCOME PER COMMON SHARE – diluted	$0.34	$0.08	$0.77	$0.30

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – basic	26,085,648	22,089,898	23,312,703	21,768,966
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – diluted	27,850,355	22,488,896	25,077,410	22,167,964
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

L & L ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JANUARY 31, 2010 AND 2009
(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,574,885	$11,894,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,057,388	239,185
Amortization for deferred compensation	27,000	31,500
Amortization of service costs	977,557	-
Gain on reduction of debt	(528,697)	-
Decrease in asset retirement costs	(836,749)	-
Loss on discontinued operations	-	(237,741)
Changes in assets and liabilities, net of businesses acquisition:
Accounts receivable	(719,059)	(13,472,544)
Inventories	(3,234,993)	(430,177)
Prepaid and other current assets	(4,516,952)	(11,406,925)
Other receivable	2,329,503	-
KMC mining right	-	(355,603)
Accounts payable and other payable	(6,896,981)	6,732,382
Customer deposit	2,165,972	4,198,430
Accrued and other liabilities	(196,921)	2,019,709

Taxes payable	1,117,048	(549,686)
Cash provided by operating activities of discontinued operation, net	-	12,029,379

Net cash provided by operating activities	16,319,001	10,692,895

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(18,233,929)	(4,478,841)
Acquisition of intangible assets	-	(2,500,000)
Acquisition of businesses, net of cash acquired	(4,554,748)	-
Increase in investments	573,677	(164,945)
Cash provided by investing activities of discontinued operation, net	-	3,737,104

Net cash used in investing activities	(22,215,000)	(3,406,682)

CASH FLOWS FROM FINANCING ACTIVITIES:

Loan to associates	5,983,636	-
Payments of debt	(439,239)	-
Payment to shareholder	(910,791)	-
Proceeds from long-term payable	-	3,000,000
Additional purchase of noncontrolling interest	(427,437)
Change in noncontrolling interest due to acquisition	-	(1,395,259)
Net borrowing on bank line of credit	-	396,199
Warrants converted to common stock	2,598,000	-
Proceeds from issuance of common stock	9,159,996	(330,923)
Cash (used in) financing activities of discontinued operation	-	(2,274,430)

Net cash provided by(used in)financing activities	15,964,165	(604,413)
Effect of exchange rate changes on cash and cash equivalents	37,444	569,810

INCREASE IN CASH AND CASH EQUIVALENTS	10,105,610	7,251,610
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,098,711	948,210

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,204,321	$8,199,820

SUPPLEMENTAL NON CASH FLOW INFORMATION:
INTEREST PAID	$344,739	$344,739

INCOME TAX PAID	$1,303,428	$2,501,132

NON-CASH INVESTING AND FINANCING ACTIVITY:
The Company issued 400,000 shares to acquire 60% interest in L&L Coal Partners		$1,600,000

In connection with the purchase of businesses, liabilities were assumed as follows (see Note 3):
Fair value of net assets acquired, net of cash of $1,795,032	$22,106,602
Net cash used in acquisition of businesses	(4,554,748)
Notes payable to sellers	(3,977,886)
Fair value of noncontrolling interest	(995,305)

Liabilities assumed	$12,578,663

During the nine month period ended January 31, 2010, the Company obtained additional ownership from noncontrolling interest holders, and the Company reduced noncontrolling interest by $8,108,065 with an increase to paid-in-capital.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

L & L ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L ENERGY, INC. (“L&L” and/or the “Company”) was incorporated in Nevada, and is headquartered in Seattle, Washington. Effective on January 4, 2010, the State of Nevada approved the Company’s name change from L&L International Holdings, Inc. to L & L Energy, Inc. The Company is a coal (energy) company, started its operations in 1995. Coal sales are made entirely in China, from coal mining, clean coal washing, coking and coal wholesales operations. At the present time, the Company conducts its coal (energy) operations in Yunnan and Guizhou provinces, southwest China. As of January 31, 2010, L&L has four subsidiaries; KMC which has coal wholesale operations and Ping Yi Coal Mine (mining operations “PYC”), 2 coal mining operations (DaPuAn Mine and SuTsong Mine) including DaPuAn’s coal washing operations (the “2 Mines” or “LLC”) ,the Hon Shen Coal Co. Ltd.(coal washing operation and coking operation) (“HSC”), and L&L Yunnan Tianneng Industry Co. Ltd. (including Hong Xing coal washing and ZoneLin coking operations) (“TNI”). The majority controlling interest (65%) of HSC’s new coal washing facility was acquired for 10 million RMB (equivalent to $1,464,129) on July 16, 2009. L&L increased its equity ownership interest in Hon Shen's coal washing facilities from a 65% equity ownership interest to a 93% equity ownership interest on October 23, 2009. In addition, L&L owns 93% equity interest in Hon Shen's coking facilities, thus reaching an overall 93% ownership of both Hon Shen's coal washing and coking operations. On August 1, 2009, the Company increased its ownership of the 2 coal mining operations (the “2 Mines”), from 60% to 80% with no consideration given by the Company to the noncontrolling interest holders.

KMC acquired 100% equity of PYC on January 18, 2010 with an effective acquisition date of November 1, 2009 for $3,955,041. L&L formed a new subsidiary TNI in the Yunnan province, China, which owns 98% of controlling interest of TNI. Through TNI, L&L acquired 100% equity of ZoneLin Coal Coking Factory in China (“ZoneLin”) on February 3, 2010 with an effective acquisition date of November 1, 2009; and acquired 100% equity of SeZone County Hong Xing Coal Washing Factory (“Hong Xing”) on January 1, 2010 with an effective acquisition date of November 30, 2009.

The Company disposed of its majority interest of LEK air-compressor operations in January of 2009.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial information - The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Untied States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine month periods ended January 31, 2010 and 2009 may not necessarily be indicative of the results of operations which might be expected for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. It is suggested that these financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended April 30, 2009.

Principles of Consolidation – The fully consolidated financial statements include the accounts of the Company, and its 100% ownership of KMC subsidiary including coal wholesale and PYC coal mine, 80% of operations of LLC “2 Mines” including both coal mining and coal washing, and 93% of HSC, and 98% of TNI (coal washing and coking operations). All significant inter-company accounts and transactions are eliminated.

Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalent consist of cash on deposit with banks and cash on hand.

Revenue Recognition – The Company’s revenue recognition policies are in compliance with ASC 605, which stipulates recognition of revenue when a formal arrangement exists, the price is fixed or determinable, the delivery to the customers’ site is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

When the Company purchases coal from other mining companies, the customers pick up the coal directly from those mine premises or the coal is shipped directly from other coal mining companies. Purchases and shipments of the coal from other mining companies are arranged at the same time. Revenue of brokered coal is recognized at the time of delivery.

Accounts receivable – The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Inventories – Inventories are stated at the lower of cost and net realizable value, as determined on moving average basis.

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

Prior amounts have been updated from those presented in previously filed Forms 10-Q to reflect implementation of ASC 810-10), “Noncontrolling Interests in Consolidated Financial Statements”.

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

Asset Retirement Cost and Obligation – The Company follows Accounting for Asset Retirement Obligations, codified in FASB ASC Topic 410. This Statement generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations normally are incurred at the time development of a mine commences for underground mines or construction begins for support facilities and refuse areas. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total cost over the salable reserves determined under Industry Guide 7, multiplied by production during the period.

Environmental Costs – The PRC has adopted extensive environmental laws and regulations that affect the operations of the coal mining industry. The outcome of environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at present, and could be material. Under existing legislation, however, Company management believes that there are no probable liabilities that will have a material adverse effect on the financial position of the Company.

Property, Plant, Equipment, and Mine Development – Property, plant equipment and Mine Development are stated at cost, less accumulated depreciation. Costs of mine development, expansion of the capacity of or extending the life of our mine are capitalized and principally amortized using the units-of-production method over the actual tons of coals produced directly benefiting from the capital expenditure. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives ranging from 10 to 12.5 years. Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

The estimated useful lives for each category of the fixed assets are as follows:

Building, Mining Structure and Plant	25 Years
Motor Vehicles and Equipment	5 Years
Machinery	10-12.5 Years

Building, mining structure, and plant is related to our coal mining related operations. The mining structure includes the main and auxiliary mine shafts, underground tunnels, and other integrant mining infrastructure. Depreciation for the mine shafts is provided to write off the cost of the mining structure using the units of production method based on salable reserves determined under Industry Guide 7.

Based on updated geological reports and new estimated production volume, the estimated useful life of mining structures ranges from 20 to 25 years.

Impairment of Long-Lived Assets – Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of January 31, 2010 and 2009, there were no impairments of its long-lived assets.

Monetary Policy – It is L&L general practice to establish an American-China joint venture, when feasible, to ensure the Company’s US presence in China. Under the Chinese law, American-China joint venture has little restriction regarding to the ability to transfer retained earning from China to the US, or other countries outside China when tax is fully paid in China.

Income Taxes – The Company utilizes Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by the accounting standards. The Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

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

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) was issued in January 2010. This ASU amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to require new disclosures regarding transfers in and out of Level 1 and Level 2, as well as activity in Level 3, fair value measurements. This ASU also clarifies existing disclosures over the level of disaggregation in which a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. This ASU further requires additional disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 will be effective for financial statements issued by the Company for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company expects to adopt ASU 2010-06 for the quarter ending July 31, 2010 and does not expect the adoption to have a material impact on its consolidated financial statements.

NOTE 3. BUSINESS CONBINATIONS

The Company owns 100% of KMC which includes coal wholesale and Ping Yi coal mine (“PYC”), and 80% equity controlling interest of the DaPuAn Coal Mine and SuTsong Mine LLC (the “2 Mines”), and HSC (coal washing operation and coking operation) (“HSC”), and 98% of TNI which includes ZoneLin (coking operation) and HongXing (coal washing operation). On July 16, 2009, the Company acquired 65% equity interest of coal washing facility (a distinctive operation) of HSC in Yunnan Province. On October 23, 2009, L&L increased its equity interest in Hon Shen's coal washing facilities from a 65% to a 93% equity interest. In addition, on October 23, 2009, L&L acquired 93% equity interest in Hon Shen's coking facilities, thus reaching an overall 93% equity interest of HSC’s coal washing and coking operations. KMC acquired 100% equity of PYC on January 18, 2010 with an effective acquisition date of November 1, 2009 for $3,955,041. L&L newly formed TNI in Yunnan province, China, and owns 98% of controlling interest. Through TNI, on February 3, 2010, the Company acquired 100% equity of ZoneLin Coal Coking operation in China (“ZoneLin”) with an effective acquisition date of November 1, 2009; and on January 1, 2010 acquired 100% equity of SeZone County Hong Xing Coal Washing operation (“Hong Xing”) on January 1, 2010 with an effective acquisition date of November 30, 2009.

L&L acquisition of HSC’s coal washing was made during the first quarter ended July 31, 2009 as follows:

1.	On July 16, 2009 (the “Acquisition Date”), 65% of HSC equity was acquired by the Company with net assets of $2,248,392. Coal washing is a process of cleaning raw coal by physically crushing coal rocks into fine coal powders, and removing impurities and debris from raw coal. In the washing process, the washed coal is separated into different grades, such as coking coal (provides both carbons and fuel for the making of coke; a critical material for steel production), and the heating/thermal coal (provides calories to fuel the utility/power plants). The purchase of the HSC will add approximately 300,000 tons of fine washed coals capacity each year to the Company. Together with the newly completed coal washing facility built by L&L’s DaPuAn Mine, the Company will produce over 500,000 tons of fine washed coal each year, beginning July 16, 2009.

2.	The purchase price of the acquisition contract is 10,000,000 RMB (equivalent to US$1,464,129) with the first cash payment of 1,000,000 RMB (equivalent to US$146,413) made on the contract date of July 16, 2009. The remaining 9,000,000 RMB is to be paid in installments: the first installments of 1,000,000 RMB (equivalent to $146,413) 30 days after signing the contract; the Company paid this amount on August 12, 2009; the second installment of 3,000,000 RMB (equivalent to $439,239) three months after the first installment is made; and the final installment of 5,000,000 RMB (equivalent to $732,064) within one year after signing the contract.

3.	The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date. Certain net assets, liabilities assumed and intangible assets are still being finalized. The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:

Fair value of assets	$2,545,420
Less: Fair value of liabilities	(297,028)

Net assets acquired	$2,248,392

Non-controlling interest	$786,937

4.	The Pro-Forma Income Statements with acquisition of HSC washing facility.

The following un-audited pro forma condensed consolidated financial information for the nine month periods ended January 31, 2010 and 2009, as presented below, reflects the results of operations of the Company assuming the HSC acquisition occurred on May 1, 2009. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on May 1, 2009, and may not be indicative of future operating results.

		Historical
	Historical	Information of the	Pro forma Statement
	Information of the	Acquired Entity	of Income for the
	Company for the nine	(HSC) for the nine	nine month period
	month period ended	month period ended	ended January 31,
	January 31, 2010	January 31, 2010	2010

Sales	$60,761,026	$14,883,958	$75,644,984
Cost of sales	(28,017,544)	(12,838,608)	(40,856,152)

Gross profit	32,743,482	2,045,350	34,788,832
Total operating expenses	(7,097,392)	(600,399)	(7,697,791)

Income from operations	25,646,090	1,444,951	27,091,041
Other income (expense)	444,465	137,863	582,328

Income from continued operations before tax provision and non-
controlling interest	26,090,555	1,582,814	27,673,369
Income tax	(2,752,964)	(340,210)	(3,093,174)

Income from continued operations before non-controlling
interest	23,337,591	1,242,604	24,580,195
Non-controlling Interest	(5,375,850)	0	(5,375,850)

Net income	$17,961,741	$1,242,604	$19,204,345

		Historical
	Historical	Information of the	Pro forma Statement
	Information of the	Acquired Entity	of Income for the
	Company for the nine	(HSC) for the nine	nine month period
	month period ended	month period ended	ended January 31,
	January 31, 2009	January 31, 2009	2009

Sales	$30,900,400	$ -	$30,900,400
Cost of sales	(13,787,078)	-	(13,787,078)

Gross profit	17,113,322	-	17,113,322
Total operating expenses	(3,710,313)	-	(3,710,313)

Income from operations	13,403,009	-	13,403,009
Other income (expense)	(437,243)	-	(437,243)

Income from continued operations before tax provision and non-
controlling interest	12,965,766	-	12,965,766
Income tax	(833,039)	-	(833,039)

Income from continued operations before non-controlling
interest	12,132,727	-	12,132,727
Non-controlling interest	(5,192,309)	-	(5,192,309)

Net income from continued operation	6,940,418	-	6,940,418
Net income from discontinued operation	(237,741)	-	(237,741)

Net income	$6,702,677	$ –	$6,702,677

See below, for the additional HSC acquisition made by L&L during the quarter ended on October 31, 2009.

1.	L&L executed an Acquisition and Capital Increase Agreement (hereinafter the “Agreement”), effective on October 23, 2009, with Hon Shen Coal Co. Ltd. (“HSC”), located in Yunnan Province, China. Pursuant to the Agreement L&L will increase its equity interest in HSC’s coal washing facility from a 65% equity ownership interest to a 93% equity ownership interest, and acquire additional 93% equity ownership interest in the coking facilities (another distinctive operation of HSC). Thus, L&L reaches an overall 93% ownership in HSC’s entire operations of coal, washing and coking operations.

2.	On July 30, 2009, L&L acquired a 65% equity ownership interest in Hon Shen’s coal washing facilities have a combined annual capacity of 300,000 tons between two facilities: a 210,000-ton coal washing plant completed in July 2009 using Dense Medium Separation (DMS) technology, and an existing 90,000-ton plant using jig separation technology with approximately $ 33 million (or RMB 225 million). Hon Shen’s coking facilities has a production capacity of 150,000 tons with approximately $30 million (or RMB 204 million) in estimated annual revenues.

3.	Total registered capital of the HSC is 30 million RMB (or approximately $4.4 million USD). L&L is required to contribute 26,400,000 RMB (approximately $3,865,300 USD) for the overall 93% ownership in HSC’s entire operations of both coal washing and coking operations, excluding transaction costs which were expensed as incurred. The amount of $3.86 million shall be paid by L&L in several payments with a commitment that L&L may inject a total of 60 million RMB cash as total investment capital (which can be injected using bank loans or other financing means) into HSC. A first payment of 6 million RMB (approximately $0.88 million USD) was made within 30 days after execution of the Agreement. Of which, L&L has paid 2.6 million RMB (approximately $0.38 million USD) during the second quarter ended October 31, 2009. A second payment of $0.6 million USD was paid during the third quarter ended January 31, 2010. The remaining payment of $2,452,235 is due to HSC within two years after government’s approval of the acquisition. The purchase price for the HSC coking operation is 13,477,487 RMB (equivalent to US $1,971,171) as of October 23, 2009.

4.	The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date. Certain net assets, assumed liabilities and intangible assets are still being finalized. The following table summarizes the preliminary allocation of the purchase price to the fair values of the net assets at the date of acquisition:

Allocation of purchase price:	Amount

Current assets	$542,148
Property, plant and equipment	3,224,822
Intangible assets	557,552

Fair value of assets	4,324,522
Less: Fair value of liabilities	2,204,983

Net assets acquired	$2,119,539

Noncontrolling interest	$148,368

In accordance with authoritative guidance, the transfer of noncontrolling interest of HSC washing facility from 65% to 93% was accounted as the Company recognized additional capital of approximately $463,000.

5.	The Pro-Forma Income Statements with acquisition of HSC

The following un-audited pro forma consolidated financial information for the nine month period ended January 31, 2010 and 2009, as presented below, reflects the results of operations of the Company assuming the HSC acquisition occurred on May 1, 2009. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on May 1, 2009, and may not be indicative of future operating results.

		Historical	Pro forma
	Historical	Information of the	Statement of
	Information of the	Acquired Entity	Income for the
	Company for the nine	(HSC) for the nine	nine month period
	month period ended	month period ended	ended January 31,
	January 31, 2010	January 31, 2010	2010

Sales	$73,214,492	$2,472,302	$75,686,794
Cost of sales	(38,696,813)	(2,184,607)	(40,881,420)

Gross profit	34,517,679	287,695	34,805,374
Total operating expenses	(7,574,106)	(144,662)	(7,718,768)

Income from operations	26,943,573	143,033	27,086,606
Other income (expense)	588,948	1,871	590,819

Income from continued operations before tax provision and non-
controlling interest	27,532,521	144,904	27,677,425
Income tax	(3,057,962)	(36,226)	(3,094,188)

Income from continued operations before non-controlling interest	24,474,559	108,678	24,583,237
Non-controlling Interest	(5,375,850)	-	(5,375,850)

Net income	$19,098,709	$108,678	$19,207,387

		Historical	Pro forma
	Historical	Information of the	Statement of
	Information of the	Acquired Entity	Income for the
	Company for the nine	(HSC) for the nine	nine month period
	month period ended	month period ended	ended January 31,
	January 31, 2009	January 31, 2009	2009

Sales	$30,900,400	$6,761,002	$37,661,402
Cost of sales	(13,787,078)	(6,062,848)	(19,849,926)

Gross profit	17,113,322	698,154	17,811,476
Total operating expenses	(3,710,313)	(223,892)	(3,934,205)

Income from operations	13,403,009	474,262	13,877,271
Other income (expense)	(437,243)	129,736	(307,507)

Income from continued operations before tax provision and non-
controlling interest	12,965,766	603,998	13,569,764
Income tax	(833,039)	(150,999)	(984,038)

Income from continued operations before non-controlling interest	12,132,727	452,999	12,585,726

Non-controlling interest	(5,192,309)	-	(5,192,309)

Net income from continued operation	6,940,418	452,999	7,393,417
Net income from discontinued operation	(237,741)	-	(237,741)

Net income	$6,702,677	$452,999	$7,155,676

KMC’s acquisition of Ping Yi Coal Mine (“PYC”), coal mining was made during the third quarter ended January 31, 2010 as follows:

1.	With the effective acquisition date of November 1, 2009, KMC acquired 100% of PYC, the purchase agreement was signed on January 18, 2010, with the effective date of November 1, 2009. PYC, located in Guizhou province, is a profitable, operating coal mine, which has a mining capacity of 150,000 tons annually. It is expected the PYC would generate approximately $15 Million USD revenue per year, using $100 per ton coal price as a basis.

2.	The purchase price of the acquisition contract is 27,042,593 RMB (equivalent to US$3,955,041) with the first payment of 23,042,593 RMB (equivalent to US $3,369,390). The remaining balance of 4,000,000RMB

(equivalent to US $585,651) will be paid in 2 years after signing the contract. On early February, the Company made the second payment of 1,000,000 RMB (equivalent to US$146,412) to decrease the remaining balance to 3,000,000 RMB (equivalent to US$439,239).

3.	The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date. Certain net assets, assumed liabilities and intangible assets are still being finalized. The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:

Current assets	$2,305,108
Property, plant and equipment	4,637,562
Intangible assets	1,909,020

Fair value of assets	$8,851,690
Less: Fair value of liabilities	4,896,649

Net assets acquired	$3,955,041

4.	The Pro-Forma Income Statements with acquisition of PYC

The following un-audited pro forma consolidated financial information for the nine months period ended January 31, 2010 and January 31, 2009, as presented below, reflects the results of operations of the Company assuming the PYC acquisition occurred on May 1, 2009. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on May 1, 2009, and may not be indicative of future operating results.

		Historical
	Historical	Information of the	Pro forma Statement
	Information of the	Acquired Entity	of Income for the
	Company for the nine	(PYC) for the nine	nine month period
	month period ended	month period ended	ended January 31,
	January 31, 2010	January 31, 2010	2010

Sales	$67,936,859	$9,172,149	$77,109,008
Cost of sales	(38,398,307)	(2,987,353)	(41,385,660)

Gross profit	29,538,552	6,184,796	35,723,348
Total operating expenses	(7,381,260)	(776,831)	(8,158,091)

Income from operations	22,157,292	5,407,965	27,565,257
Other income (expense)	602,594	(59,054)	543,540

Income from continued operations before tax provision and non-
controlling interest	22,759,886	5,348,911	28,108,797
Income tax	(1,864,803)	(1,226,601)	(3,091,404)

Income from continued operations before non-controlling interest	20,895,083	4,122,310	25,017,393
Non-controlling Interest	(5,375,850)	-	(5,375,850)

Net income	$15,519,233	$4,122,310	$19,641,543

	Historical
	Information of the	Historical Information	Pro forma Statement
	Company for the	of the Acquired Entity	of Income for the
	nine month period	(PYC) for the nine	nine month period
	ended January 31,	month period ended	ended January 31,
	2009	January 31, 2009	2009

Sales	$30,900,400	$3,185,078	$34,085,478
Cost of sales	(13,787,078)	(1,666,673)	(15,453,751)

Gross profit	17,113,322	1,518,405	18,631,727
Total operating expenses	(3,710,313)	(1,217,265)	(4,927,578)

Income from operations	13,403,009	301,140	13,704,149
Other income (expense)	(437,243)	(7,073)	(444,316)

Income from continued operations before tax provision and non-
controlling interest	12,965,766	294,067	13,259,833
Income tax	(833,039)	(6,410)	(839,449)

Income from continued operations before non-controlling interest	12,132,727	287,657	12,420,384
Non-controlling interest	(5,192,309)	-	(5,192,309)

Net income from continued operation	6,940,418	287,657	7,228,075
Net income from discontinued operation	(237,741)	-	(237,741)

Net income	$6,702,677	$287,657	$6,990,334

TNI’s acquisition of ZoneLin’s coking was made during the third quarter ended January 31, 2010 as follows:

1.	Through L&L Yunnan Tianneng Industry Co. Ltd. “(TNI”), a 98% controlled subsidiary in China, L&L acquired 100% of ZoneLin coking (“ZoneLin”). The purchase agreement was signed on February 3, 2010, with the effective acquisition date of November 1, 2009. ZoneLin is a profitable operating coking facility, which produces 150,000 tons of coke annually. It is expected the agreement would generate approximately $28 Million USD revenue per year, using $187 per ton coal price as a basis.

2.	The purchase price of the acquisition contract is 13,675,000 RMB (equivalent to US$2,000,000) with the first payment of 6,837,500 RMB (equivalent to US $1,000,000) has been paid. The remaining balance of 6,837,500 RMB (equivalent to US $1,000,000) will be paid in 2 years after signing the contract.

3.	The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date. Certain net assets, assumed liabilities and intangible assets are still being finalized. The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:

Current assets	$3,170,432
Property, plant and equipment	2,892,758
Intangible assets	662,472

Fair value of assets	$6,725,662
Less: Fair value of liabilities	4,725,662

Net assets acquired	$1,960,000

Noncontrolling interest	$40,000

4.	The Pro-Forma Income Statements with acquisition of ZoneLin

The following un-audited pro forma consolidated financial information for the nine months period ended January 31, 2010 and January 31, 2009, as presented below, reflects the results of operations of the Company assuming the ZoneLin acquisition occurred on May 1, 2009. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on May 1, 2009, and may not be indicative of future operating results.

	Historical	Historical Information	Pro forma Statement
	Information of the	of the Acquired Entity	of Income for the
	Company for the nine	(ZoneLin) for the nine	nine month period
	month period ended	month period ended	ended January 31,
	January 31, 2010	January 31, 2010	2010

Sales	$68,433,949	$10,318,854	$78,752,803
Cost of sales	(34,496,948)	(9,060,039)	(43,556,987)

Gross profit	33,937,001	1,258,815	35,195,816
Total operating expenses	(7,470,786)	(415,587)	(7,886,373)

Income from operations	26,466,215	843,228	27,309,443
Other income (expense)	603,706	(69,408)	534,298

Income from continued operations before tax provision and non-
controlling interest	27,069,921	773,820	27,843,741
Income tax	(3,061,586)	(74,181)	(3,135,767)

Income from continued operations before non-controlling interest	24,008,335	699,639	24,707,974
Non-controlling Interest	(5,375,850)	-	(5,375,850)

Net income	$18,632,485	$699,639	$19,332,124

		Historical
		Information of the
	Historical	Acquired Entity	Pro forma Statement
	Information of the	(ZoneLin) for the	of Income for the
	Company for the nine	nine month period	nine month period
	month period ended	ended January 31,	ended January 31,
	January 31, 2009	2009	2009

Sales	$30,900,400	$7,189,898	$38,090,298
Cost of sales	(13,787,078)	(6,150,842)	(19,937,920)

Gross profit	17,113,322	1,039,056	18,152,378
Total operating expenses	(3,710,313)	(617,130)	(4,327,443)

Income from operations	13,403,009	421,926	13,824,935
Other income (expense)	(437,243)	(106,259)	(543,502)

Income from continued operations before tax provision and non-
controlling interest	12,965,766	315,667	13,281,433
Income tax	(833,039)	(78,917)	(911,956)

Income from continued operations before non-controlling interest	12,132,727	236,750	12,369,477
Non-controlling interest	(5,192,309)	-	(5,192,309)

Net income from continued operation	6,940,418	236,750	7,177,168
Net income from discontinued operation	(237,741)	-	(237,741)

Net income	$6,702,677	$236,750	$6,939,427

TNI’s acquisition of HongXing’s coal washing was made during the third quarter ended January 31, 2010, as follows:

1.	L&L through TNI, a 98% controlled subsidiary in China, acquired 100% of HongXing coal washing (“HongXing”). The purchase agreement was signed on January 6, 2010, with the effective acquisition date of November 30, 2009. Hong Xing has a 150,000 ton annual coal washing capacity.

2.	On January 6, 2010, the entire acquisition price of 6,828,500 RMB (equivalent to US $1,000,000) was contributed by L&L to TNI to execute the agreement.

3.	The final valuation of the net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date. The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:	Amount
Current assets	$186,017
Property, plant and equipment	1,098,381
Intangible assets	169,946

Fair value of assets	$1,454,344
Less: Fair value of liabilities	454,344

Net assets acquired	$980,000

Noncontrolling interest	$20,000

4.	The Pro-Forma Income Statements with acquisition of HongXing

The following un-audited pro forma consolidated financial information for the nine months period ended January 31, 2010 and January 31, 2009, as presented below, reflects the results of operations of the Company assuming the HongXing acquisition occurred on May 1, 2009. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on May 1, 2009, and may not be indicative of future operating results.

			Pro forma
	Historical	Historical Information	Statement of
	Information of the	of the Acquired Entity	Income for the
	Company for the nine	(HongXing) for the nine	nine month period
	month period ended	month period ended	ended January 31,
	January 31, 2010	January 31, 2010	2010

Sales	$71,933,986	$4,697,031	$76,631,017
Cost of sales	(37,542,152)	(4,184,820)	(41,726,972)

Gross profit	34,391,834	512,211	34,904,045
Total operating expenses	(7,541,454)	(225,813)	(7,767,267)

Income from operations	26,850,380	286,398	27,136,778
Other income (expense)	547,988	-	547,988

Income from continued operations before tax provision and non-
controlling interest	27,398,368	286,398	27,684,766
Income tax	(3,078,008)	(13,396)	(3,091,404)

Income from continued operations before non-controlling interest	24,320,360	273,002	24,593,362
Non-controlling Interest	(5,375,850)	-	(5,375,850)

Net income	$18,944,510	$273,002	$19,217,512

			Pro forma
	Historical	Historical Information	Statement of
	Information of the	of the Acquired Entity	Income for the
	Company for the nine	(HongXing) for the nine	nine month period
	month period ended	month period ended	ended January 31,
	January 31, 2009	January 31, 2009	2009

Sales	$30,900,400	$276,190	$31,176,590
Cost of sales	(13,787,078)	(228,525)	(14,015,603)

Gross profit	17,113,322	47,665	17,160,987
Total operating expenses	(3,710,313)	(60,194)	(3,770,507)

Income from operations	13,403,009	(12,529)	13,390,480
Other income (expense)	(437,243)	-	(437,243)

Income from continued operations before tax provision and non-
controlling interest	12,965,766	(12,529)	12,953,237
Income tax	(833,039)	(461)	(833,500)

Income from continued operations before non-controlling interest	12,132,727	(12,990)	12,119,737
Non-controlling interest	(5,192,309)	-	(5,192,309)

Net income from continued operation	6,940,418	(12,990)	6,927,428
Net income from discontinued operation	(237,741)	-	(237,741)

Net income	$6,702,677	($12,990)	$6,689,687

NOTE 4. NONCONTROLLING INTEREST

As described in Note 1, to the unaudited condensed consolidated financial statements, the Company has the majority controlling interest of HSC, L&L Coal Partners (2 coal mining operations) and TNI. The Company applied the provisions of FASB ASC 810, Consolidation, which were amended on January 1, 2009 by ASC 810-10-65 and FASB ASC 810-10-45-16. As required by FASB ASC 810, the Company’s non controlling ownership interest in consolidated subsidiaries is presented in the consolidated balance sheet within stockholders’ equity as a separate component from the Company’s equity. In addition, the condensed consolidated statement of income and comprehensive income includes earnings attributable to both the Company and the non controlling interests holders.

During the fiscal year 2010, the Company increased its ownership interest in HSC to 93% and also increased its interest in L&L Coal Partners to 80%. The equity related to non controlling interest as of January 31, 2010 represent 7% third-party interest in HSC and 20% third party interest in L&L Coal Partners and 2% third party interests in TNI.

Included below is a schedule of changes in ownerships interest for the nine month period ended January 31, 2010:

	Nine months period ended January 31,
	2010	2009

Net income attributable to the Company	$19,199,035	$6,702,677

Transfers to Non controlling interest:	-
Decrease in the Company’s paid-in capital for the	(463,155)	-
purchase of additional interest in HSC
Decrease in the Company’s paid-in capital for the	(7,217,473)
increase of additional interest in LLC

Net transfers to Non controlling interests	(7,680,628)	-
Changes from net income attributable to the	$11,518,407	$6,702,677
Company and transfers to Non controlling interest

NOTE 5. CASH AND CASH EQUIVALENTS

The cash and cash equivalents balances as of January 31, 2010 and April 30, 2009 consist of:

Item	January 31, 2010	April 30, 2009

Cash on hand	$8,276,344	$4,458,879
Cash in banks	6,927,977	639,832

Total	$15,204,321	$5,098,711

The reason for the large sum of cash on hand is due to a large number of transactions in the PRC taking place in currency.

NOTE 6. ACCOUNTS RECEIVABLE

The account receivable balances amounted to $18,863,097 and $16,906,010 as of January 31, 2010 and April 30, 2009, respectively. No allowance for doubtful accounts or sales returns deemed necessary.

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets represent mainly cash advances paid to suppliers by the KMC, HSC and TNI, and deposits for equipment, based on the general industry practice. As the suppliers continue to provide goods and services to the Company, the balance are expected to be realized in a year. The balances amounted to $8,882,608 and $3,611,371 as of January 31, 2010 and April 30, 2009, respectively.

NOTE 8. OTHER RECEIVABLES

Other receivables consist of the following at January 31, 2010 and April 30, 2009:

Item	January 31, 2010	April 30, 2009

Receivable- KMC right sale	$-	$954,373
Other Receivables (1)	634,426	8,406,508

Total	$634,426	$9,360,881

(1)	The small other receivables balance at January 31, 2010 includes all amounts paid to the governmental agencies, which can be realized in a year.

NOTE 9. INVENTORIES

Inventories are primarily related to coal located at KMC, 2 Mines, HSC and TNI. Inventories consist of the following as of January 31, 2010 and April 30, 2009:

Item	January 31, 2010	April 30, 2009

Raw Materials	$1,865,419	$574,607
Coke	1,058,664	-
Coal	3,049,557	949,886

Total Inventories	$5,973,640	$1,524,493

NOTE 10. PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

Property and equipment are stated at cost and consist mainly of coal mining machinery and related hardware needed for coal mining and washing operations.

Mineral rights represent the exclusive right, granted by the Chinese government, to operate the 2 Mines and PYC. The rights were acquired in the first quarter of 2008 as a result of the acquisition of the “2 Mines” on May 1, 2008 and on November 1, 2009, respectively. The rights were recorded at fair value when acquired. The exclusive mining rights can be renewed with little or no additional cost at the end of 50 years. The Company has elected to use the straight line method of amortization to amortize its mineral rights. The amortization period ranges between 20 and 50 years, resulting in amortization expenses of approximately $50,000 per year for the 2 Mines and $62,500 for PYC, respectively.

Mine development costs are recorded at cost as incurred. The Company’s coal reserves are controlled through mining rights purchased from the Chinese government for a 50 year period. Depletion of reserves and amortization of mine development costs is computed using the straight line method.

The balances of the account consist of the following as of January 31, 2010 and April 30, 2009:

Item	January 31, 2010	April 30, 2009

Land and coal interests (1) and (2)	$27,552,332	$5,652,125
Building and improvements	4,826,146	$293,524
Machinery and equipment (3)	14,042,121	6,256,941
RuiLi Project (property, at cost)	-	400,687

Sub-total	46,420,599	12,603,277
Less: accumulated depreciation and
amortization	(2,609,851)	(1,492,010)

	$43,810,748	$11,111,267

(1)	Included in land and coal interests is capitalized development expenses relating to expanding the DaPuAn and SuTsong mines to increase annual mining capacities form 150,000 and 90,000 tons to 300,000 and 150,000 tons, respectively. Capitalized mine development expense related to mine expansions totaled approximately $20.2 million and $2.1 million, as of January 31, 2010 and April 30, 2009. Also included in land and coal interests is a recently completed coal washing facility of the DaPuAn Mine which will increase annual coal washing capacity by approximately 290,000 tons. The Company is currently waiting on final governmental approval of this project prior to putting it into production. When placed into production, development costs could be reclassified to buildings, machinery or equipment.

(2)	Included in land and coal interests are costs of $1.27 million and $1.27million at January 31, 2010 and April 30, 2009, respectively. These costs consist of $0.8 million and $0.8 million at January 31, 2010 and April 30, 2009, respectively, related to the Tian-Ri coal mine and $0.47 million and $0.47 million, at January 31, 2010 and April 30, 2009, respectively, related to the Laos coal mine. The Tian-Ri coal mine has received initial governmental approval and currently has an outside civil engineering firm performing excavation and exploration to verify its underground coal reserves and constructing mountain roads to access the mine sites.

The Laos coal mine is currently having a preliminary engineering survey of the coal reserves performed as well as a consulting study on the coal mine site.

(3)	Machinery related to mining and excavating equipment, includes railroad, steel cable, bucket cars, pulleys, motors survey equipment, air compressor units used in shafts, tunnels for the mines mining operations and safety improvement. The related depreciation expense was $1,117,841, and $1,104,314 for the period ended January 31, 2010, and for same period of 2009 respectively.

NOTE 11. INTANGIBLE ASSETS

The Company has allocated to intangible assets of $2,126,800 of the price paid for various acquisitions made during the first nine months of 2010. An amortizable asset of $1,781,508 was set up for customer relationships. Customer relationship assets are being amortized over a period of 5 to 7 years. Amortization expense for the first nine months of 2010 was approximately $65,500. As of January 31, 2010, amortizable intangible assets net of accumulated amortization was $1,716,008. Annual amortization expense will be approximately $250,000 for the next five years.

In addition, as a result of the same acquisitions, unamortized intangible assets (trade names) of approximately $345,000 were recorded during the first nine months of 2010. In the future unamortized assets will be reviewed for impairment on a regular basis.

NOTE 12. ASSET RETIREMENT COST AND OBLIGATION

The Company accounts for asset retirement obligations in accordance with Accounting for Asset Retirement Obligations. The Company reviews the asset retirement obligation at least annually and makes necessary adjustments for permitted changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset.

Asset Retirement Cost at January 31, 2010 was $9,243,045 less accumulated amortization of $874,084 for a net asset retirement cost of $8,368,961.

Amortization expense for asset retirement cost for the periods ended January 31, 2010 and April 30, 2009 was approximately $112,006 and $149,340 respectively.

Asset Retirement Obligation at January 31, 2010 was $8,406,296.

NOTE 13. ACCRUALS AND OTHER LIABILITIES

Accruals and other liabilities consist of the following as of January 31, 2010 and April 30, 2009:

Item	January 31, 2010	April 30, 2009

Other Payable	-	$901,542
Salaries & Welfare Payable	613,001	22,701
Other Short Term Liabilities (1)	143,473	29,152

Total	$756,474	$953,395

(1) Other short-term liabilities included employees’ social insurance and prepaid rental deposit.

NOTE 14. SEGMENT INFORMATION

The Company reports its operations primarily through the following reportable operating segments: coal mining revenue, coal wholesaling, coking revenue and coal washing revenue. The Company’s chief operating decision maker uses operating income as the primary measure of segment profit and loss.

Operating segment results for the three and nine months ended January 31, 2010 and 2009 were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,

	2010	2009	2010	2009

Coal mining revenue	$17,686,052	$6,844,487	$36,944,180	$20,516,191
Coal wholesale revenue	3,775,158	3,144,983	11,847,306	10,384,209
Coking revenue	8,370,049	-	8,719,537	-
Coal washing revenue	8,125,004	-	17,672,966	-

Total Revenue	37,956,263	9,989,470	75,183,989	30,900,400

Coal mining operating income	12,728,854	4,231,903	26,445,328	13,888,841
Coal wholesale operating income	538,139	192,376	1,468,503	619,976
Coking operating income	776,129	-	826,814	-
Coal washing operating income	674,585	-	1,740,133	-

Total operating income	14,717,707	4,424,279	30,480,778	14,508,817

Parent company operating income	(1,655,592)	(265,245)	(3,362,477)	(1,105,808)

Income from operations	$13,062,115	$4,159,034	$27,118,301	$13,403,009

NOTE 15. BANK LOANS

As of January 31, 2010, the Company had a short term loan with a balance of $1,742,313 from a bank in China. This loan has matured and the bank has extended the note on a month to month basis. The interest rate was approximately 11.8% -13.32% per annum. The bank loan is secured by machinery and equipment.

NOTE 16. LONG-TERM PAYABLE

During the third quarter, as part of the acquisitions of TNI and PYC, the Company assumed two loan agreements with banks in China. The first loan with TNI was for RMB 14,300,000 or approximately $1,951,000. This loan carried an interest rate of 5.4% per annum and matures on December 23, 2011. The second loan with PYC was for RMB 15,000,000 or approximately $2,196,000. The loan carries an interest rate of 9.7% per annum and matures on February 26, 2011. Both loans are unsecured.

The long term payables are due to the sellers of acquired business of PYC, TNI and HSC, in the amount of $3,392,235.

NOTE 17. INCOME AND SALES TAXES

The Company’s main operations are located in China. The Company is subject to income taxes primarily in two taxing jurisdictions, China, and the United States of America (“U.S.”). The income of the Company is mainly generated via its 2 Mines , KMC, HSC, and TNI which are foreign entities located in China. The Company incurs tax liability for the coal operations including coal profit tax charged at 25% of coal profit and various surcharges. As the 2 Mines (DaPuAn Mine and SuTsong Mine) in a heavily regulated resource business in China, and HongXing and ZoneLin are in a form of proprietorship (are not incorporated as a corporation), thus they are subject a special tax rate equal to a 5% of total revenue proceeds as of the period ended January 31, 2010, subject to provisional adjustments when the coal sale changes. As no cash or funds were repatriated from China to the U.S., the Company’s income was not subject to the U.S. federal taxation for both the current and prior period ended on January 31, 2010, and 2009, under subpart F, income from controlled foreign company, of the U.S. Internal Revenue Code.

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. For the nine month period ended on January 31, 2010 and 2009, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

The Company’s tax liability for the period ended January 31,2010 was $7,802,895, compared to the tax liability for the prior year ended on April 30, 2009 which was $6,014,922. These tax payables to Chinese local governments can be postponed temporarily as L&L, a U.S. company, is expanding the Sino-American joint-venture to bring in U.S. management skills to increase coal production and safety standards, beneficial to the Chinese local communities. According to Chinese law, a new joint venture may enjoy special Chinese tax rebates from the government, thus there is a high probability that the 2 Mines, KMC and HSC local tax liability payments may be delayed or mitigated.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Income and Comprehensive Income:

	January 31, 2010	January 31, 2009

Tax expense (credit) at statutory rate – US federal	34%	34%

US state tax expense net of federal tax	-	-

Changes in valuation allowance	(34%)	(34%)

Foreign income tax benefit – PRC (KMC, HSC, TNI*)	25%	25%

Foreign tax expense at actual rate (KMC)	25%	25%

Foreign income tax benefit – PRC (LLC, HongXing,	5%	5%
ZoneLin)

Foreign Tax expense at actual rate (LLC)	5%	5%

* TNI has no sales at its corporate level, however all sales are generated by two subsidiaries (HongXing washing and ZoneLin coking) as of January 31, 2010.

United States of America

As of January 31, 2010, the Company in the United States had approximately $4,068,033 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets at January 31, 2010 consist mainly of net operating loss carry forwards. Due to the uncertainty of the realization of the related deferred tax assets of $1,383,131, a reserve equal to the amount of deferred income taxes has been established at January 31, 2010. The Company has provided 100% valuation allowance to the deferred tax assets as of January 31, 2010.

People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiaries are generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 25% for KMC and HSC entities. The statutory rate of 5% for LLC and TNI entities since they are owned in the form of partnerships.

The following table sets forth the significant components of the provision for income taxes for operation in PRC as of January 31, 2010 and 2009.

	January 31, 2010	January 31, 2009
Net taxable income for KMC	6,394,005	640,570
Income tax @25%	1,598,501	160,143
Net taxable income for LLC	21,556,109	13,457,944
Income tax @5%	1,077,805	672,897
Net taxable income for HSC	1,709,503	-
Income tax @25%	249,007	-
Net taxable income for TNI	864,290	-
Income tax @5%	43,215	-

NOTE 18. RELATED PARTY TRANSACTIONS (see Note 19 for Related Party Notes Receivables)

Item	January 31, 2010	April 30, 2009

Due to officer	$ -	$ (910,791)
Due from related parties (1)	$ -	$ 5,983,636

	$ -	$ 5,072,845

(1)	The due from related party are cash advances made to an individual, manager of KMC subsidiary, for development of Tian-Ri Coal Mine. The advances will be reclassified as project costs as assets when supporting documents are received. The loan to the non-controlling interest shareholders of the 2 Mines which was $0 and $4,300,000 as of January 31, 2010 and April 30, 2009, respectively.

NOTE 19. RELATED PARTY NOTES RECEIVABLES

The Company has loaned money to various companies and individuals who have (1) non controlling interests in various mines the company has purchased, (2) the purchaser of discontinued operations or (3) the operators of various exploration efforts the Company in which the Company is participating (Tian-Ri Coal Mine). All of the original notes were denominated in RMB and translated into dollars using a rate of RMB 6.83 to USD, except for the note from Lieurkong Machinery which was denominated in USD. These notes receivable carry interest at the annual rate of 6% payable after October 31, 2009. The interest is compound annually. The first interest payment is due on November 1, 2010. As of January 31, 2010, the Company has recorded accrued interest of approximately $114,000 which is included in Other Receivables. The notes are secured by security interest in the equipment, fixtures, inventory and accounts receivable of the business and personal property of the various mines or businesses indicated. Because the borrowers under the notes are operators of mines and other businesses in which the Company has an interest, the Company believes the borrowers meet the requirements to be considered a related party.

	RMB
Borrower	Amount	USD	Interest	Maturity	Collateral

Ming Ke Coal	1,710,004	$250,367	6% compounded annually	May 1, 2015	Dapuan Coal Mine
Yang Zai Xiong	3,110,666	455,442	6% compounded annually	May 1, 2015	Dapuan Coal Mine
Zhang Dong Wu	1,745,736	255,598	6% compounded annually	May 1, 2015	Dapuan Coal Mine
Shi Zhong Coking Ltd	500,000	73,206	6% compounded annually	May 1, 2015	Dapuan Coal Mine
Yong Lao Chung	1,000,259	146,451	6% compounded annually	May 1, 2015	Dapuan Coal Mine
Lieurkong Machinery		888,724	6% compounded annually	May 1, 2015	Assets of LNL
Yong Lao Zhong	2,451,116	358,875	6% compounded annually	May 1, 2015	TNI
Tian Ri Coal Mine	10,000,000	1,464,129	6% compounded annually	May 1, 2015	Mining equipment & fixtures
Yang Lao Shu	2,892,866	423,553	6% compounded annually	May 1, 2015	SuTsong Coal Mine
Chen Jin Chang	13,114,506	1,920,132	6% compounded annually	May 1, 2015	SuTsong Coal Mine
Gu Hong Wei	1,008,000	147,584	6% compounded annually	May 1, 2015	SuTsong Coal Mine
Yong Lao Chung	7,320,701	1,071,845	6% compounded annually	May 1, 2015	SuTsong Coal Mine
Gu Bao Liang	1,000,000	146,413	6% compounded annually	May 1, 2015	SuTsong Coal Mine

		$7,602,319

NOTE 20. STOCKHOLDERS’ EQUITY

The Company authorized 2,500,000, no par value, preferred stock. Currently, there is no preferred stock issued or outstanding. On January 23, 2009, the Company purchased 400,000 common stock shares from a major shareholder for a total of $1.00. As the shareholder wished to donate shares to the Company, thus $1.00 is a symbolic value used for the donation. The 400,000 shares have been recorded as Treasury Stock in the accompanying financial statements since January 31, 2009.

It is the Company’s practice to issue common stock for service. The price of the stock is based on the trading price on the date of contract when stock is public traded in capital market. Before the Company’s stock is publicly traded in public market, the price is negotiated by both recipients and the Company on mutual consent basis.

On January 23, 2009, the Company disposed of its air compressor subsidiary LEK. As a result of the disposal, LEK returned L&L shares to the Company. The Company cancelled 1,708,283 shares of common stock received from LEK during the quarter ended January 31, 2009.

On April 10, 2009, an officer (insider) entered into an agreement and donated one million (1,000,000) shares of common stock that he personally owns to a Chung Yung Christian University Development Foundation (CYCUDF) in installment. CYCUDF is a non-profit organization, incorporated in the State of California. As of January 31, 2010, 400,000 shares were transferred to the foundation. The remaining shares are to be transferred within the next 2 years

The table below is a summary of the Company’s all warrants activities as of January 31, 2010.

		Weighted Average
	Units	Exercise Price

Outstanding at April 30, 2007	3,418,710	$1.62

Issued	0	$0.00
Exercised	(638,362)	$0.80
Cancelled	0	$0.00
Expired	0	$0.00
Outstanding at April 30, 2008	2,780,348	$1.86

Issued	909,000	$2.50
Exercised	(92,374)	$0.71
Cancelled	0	$0.00
Expired	(1,611,725)	$0.81
Outstanding at April 30, 2009	1,985,249	$2.50

Issued	5,841,163	$2.79
Exercised	(2,342,828)	$1.37
Cancelled	(181,250)	$3.00
Expired	0	$0.00
Outstanding at January 31, 2010	5,302,334	$3.30

See Note 23, for warrants (Class D and Class E) issued to executive and director compensations.

During the period ended January 31, 2010, certain equity shares and warrants were issued as a part of the Company business operations. Warrants class H, I, J, K, L, B and S are issued to institutional investors.

Following is a summary of the status of warrants outstanding at January 31, 2010:

			Weighted Average	Weighted
	Range of	Total Warrants	Remaining Life	Average
Type of Warrants	Exercise Prices	Outstanding	(Years)	Exercise Price

Officers and Directors (Class D and E)	$2.25 - $3.00	1,395,999	2.82	$2.90
Institutional Investors (Class B1, H, I, J, K and L1)	$1.00 - $5.62	3,729,821	2.01	$2.56
Placement Agents (Class B2 and L2)	$6.11	176,514	4.70	$3.80
Total		5,302,334	2.21	$3.30

NOTE 21. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding as of January 31, 2010. Under the treasury stock method of Earnings Per Share, the Company computed the diluted earnings per share, as if all issued warrants were converted to common stock, and cash proceeds were used to buy back common stock. The following presents both basic and diluted earnings per share, for the nine months period ended January 31, 2010 and 2009.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Item	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009

Net income	$9,558,125	$1,768,441	$19,199,035	$6,702,677
Number of Shares	26,085,648	22,089,898	23,312,703	21,768,966
Per Share - Basic	$0.37	$0.08	$0.82	$0.31

Effect of dilutive shares	1,764,707	398,998	1,764,707	398,998
Number of dilutive shares	27,850,355	22,488,896	25,077,410	22,167,964
Per Share - Diluted	$0.34	$0.08	$0.77	$0.30

NOTE 22. CONCENTRATION OF CREDIT RISK

The Company maintains majority of its cash in China, either in Chinese banks or in the Company’s Chinese locations as cash on hand (currency). Cash balances in foreign locations are not insured as they are in the U.S. In addition, there are times, when the Company’s cash deposited in the United States banks exceeds the US federal government insured limits, subject to potential risks. As of January 31, 2010 and April 30, 2009, the Company had uninsured cash balances of $14,454,266 and $5,036,400, respectively.

Financial instruments that are also potentially subject the Company to concentrations of credit risks are primarily trade accounts receivable. The trade accounts receivable are due primarily from clients in China. The Company has not historically experienced material losses due to uncollectible trade accounts receivable.

NOTE 23. WARRANTS

The Company has no qualified employee stock option plan. The Company issued 2 types of warrants, one for executives (Warrant Class D), and the other for directors (Warrant Class E). Only directors and senior executives are entitled to receive warrants, as compensations for their services.

During the nine month period ended January 31, 2010, 2,342,828 warrants were exercised for the issuance of common shares. As of January 31, 2010, total warrants authorized under Class D and Class E were 1,100,000 units and 4,000,000 units, respectively. During the period ended January 31, 2010, total units of warrants (Class D) issued and warrants (Class E) issued were 192,000 units and 1,203,999 units, respectively. Warrants are issued quarterly to Board of Directors and officers.

Information relating to warrants outstanding and exercisable at January 31, 2010 summarized by exercise price is as follows:

Range of	Number of		Weighted Average	Weighted		Number	Weighted
Exercise	Outstanding at		Remaining	Average		Exercisable at	Average
Price	January 31, 2010 (units)		Contractual Life	Exercise Price	January 31, 2010 (units)		Exercise Price

$2.25 -	Class D	Class E			Class D	Class E

$3.00	192,000	1,203,999	2.82 Years	$2.90	192,000	1,203,999	$2.90

During the current period ended January 31, 2010, the Company did not use its equity instruments to acquire goods or services, other than for directors’ services and to reward senior executives.

The following table summarizes two types of warrants (Class D and Class E) and exercise prices available to the existing and prior executives and board members as of January 31, 2010. Starting from April 1, 2009, monthly warrant issuances to executives and board members will be 4,000 units, changing from 2,000 units per month. The warrants issued will expire after five years, can be extended.

	Number of	Number of	Total warrants
	Warrants (D)	Warrants (E)	issued
	issued and	issued and		Warrants
	outstanding	outstanding		convertible price

	192,000
Executives		-		$2.25
Directors	-	1,203,999		$3.00

Total units issued	192,000	1,203,999	1,395,999

NOTE 24. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

The Company leases its Seattle office non-cancelable leases, expiring in September of 2010. The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises. Rental expenses for the period ended January 31, 2010 and 2009 were $17,912 and $19,476, respectively. The future minimum lease payments required under the operating leases is approximately $48,000.

b) Commitments

As the Company has issued 400,000 of its equity shares (valued at $4.00 per share) to the 2 Mines (DaPuAn Mine and SuTsong Mine, called L&L Coal Partners) on August 20, 2008, the Company is to inject approximately $6 million in cash, to in approximately 12 months to satisfy its contribution, under the purchase terms with the 2 Mines. As of January 31, 2010, the Company has injected approximately $0.38 million to HSC. The Company should inject a second payment of approximately $3.5 million to HSC in next two years. Under the purchase agreement, L&L is to inject approximately $0.59 million to PYC in cash or common stock, and L&L is also to inject approximately $4 million cash to TNI to satisfy the its contribution.

The PRC adopted extensive environmental laws and regulations that affect the operations of the coal mining industry. The outcome of environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at present, and could be material. Under existing legislation, however, Company management believes that there are no probable liabilities that will have a material adverse effect on the financial position of the company.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in the governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversions and remittance abroad, and rates and methods of taxation, among other things.

The majority of the Company sales, purchases and expense transactions are denominated in RMB and most of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

Bratek v. L&L Financial Holdings, et al. On or about November 13, 2009, Ronald F. Bratek (an individual) filed a Complaint in the Superior Court of New Jersey, Mercer County, against the Company (under its former name “L&L Financial Holdings, Inc.”) and Dickson V. Lee. The Complaint alleges claims for frauds and declaratory judgment in relation to Bratek’s past purchase of securities and warrants. The Company believes the implication of this proceeding is not material, and disputes all of Bratek’s claims pertaining to his alleged claims regarding the exercise of his warrant within a specified time period, and will assert appropriate counterclaims.

NOTE 25. MAJOR CUSTOMERS AND MAJOR VENDORS

For the period ended January 31, 2010, we had one major customer who purchased over 10% of the Company’s total sales. This customer collectively accounted for approximately 19% (approximately $7 million USD) of our total sales and approximately 48% (approximately $8.8 million USD) of accountant receivables. In addition, there are two major suppliers each provided over 10% of our total purchases. These suppliers collectively supplied approximately 63% (approximately $6 million USD) of the Company’s purchases and 32% (approximately $0.4 million USD) of total accounts payable.

For the period ended January 31, 2009, we had three major customers who purchased over 10% of the Company’s total sales. This customer collectively accounted for approximately 89% (approximately $7 million USD) of our total sales and approximately 64% (approximately $9 million USD) of accountant receivables. In addition, there is 1 major supplier who provided over 10% of our total purchases. This supplier collectively supplied approximately 78% (approximately $1.9 million USD) of the Company’s purchases and 32% (approximately $0.6 million USD) of total accounts payable.

NOTE 26. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to January 31, 2010, to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through March 17, 2010, the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements and that the following items represent subsequent events that merit disclosure herein:

On February 18, 2010, the Company started trading on NASDAQ under the symbol LLEN.

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

When we use the terms "we," "us," "our," "L & L," and "the Company," we mean L & L ENERGY, INC., a Nevada corporation, and its subsidiaries.

Plan of Operations

The Company is engaged in and currently generates revenue from its coal mining, clean coal washing, coal consolidation, coking and wholesaling businesses in China, the world largest coal consuming nation. Despite China having substantial coal resources, due to a lack of organizational skills of the coal industry among other factors, China’s mining companies cannot produce enough coal to meet China’s domestic demand for coal. As the Chinese economy continues with its GDP growth at an estimated 7%-8% in 2009 focusing on domestic consumption, the Company plans to continue leveraging on its fourteen (14) years of in-country experience, U.S. management skills, and U.S. accounting knowledge to become a leading coal energy company not only in Yunnan Province, but also in Guangdong Province. The Company plans to expand its coal business by expanding upon its existing operations, and by acquiring other existing profit making coal companies following China’s oligopoly policy that is aimed to eliminate small, inefficient coal mines and to favor efficient operations. Despite the Wall Street financial downturn in 2008, the Company was able to continue increasing its operations during the current quarter ended on January 31, 2010. The Company plans to invite qualified U.S. mining executives and strategic partners to join in L&L’s management team and to facilitate its vertical integration in the coal industry. When the Company reaches a certain size, L&L plans to gradually leverage on the vast U.S. coal (energy) resources to diversify its operational risks and to increase revenue.

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

Through KMC, L&L acquired 100% equity of PYC on January 18, 2010 with an effective acquisition date of November 1, 2009 by $3,955,041. L&L newly formed TNI in Yunnan province, China, and owns 98% of controlling interest. Through TNI, L&L acquired 100% equity of ZoneLin Coal Coking Factory in China (“ZoneLin”) on February 3, 2010 with an effective acquisition date of November 1, 2009; and acquired 100% equity of SeZone County Hong Xing Coal Washing Factory (“Hong Xing”) on January 1, 2010 with an effective acquisition date of November 30, 2009.

Results of Operations

Comparison of Three Months Ended January 31, 2010 and Three Months Ended January 31, 2009

Revenue

Coal Mining Segment

Tons sold and the associated revenue for the three month periods as follows:

	Three Months Ended
	January 31,		Increase (Decrease)
	2010	2009	$/ton	%

Coal mining revenue	$17,686,052	$6,844,487	$10,841,565	158.40%
Tons sold	159,752	68,087	91,665	134.63%
Average price per ton sold	110.71	100.53	10.18	10.13%
Coal mining cost of good sold	4,262,219	1,446,762	2,815,457	194.60%
Tons sold	159,752	68,087	91,665	134.63%
Average coal mining cost of goods sold per ton	26.68	21.25	5.43	25.56%
Coal mining salaries and wages expense	190,158	713,289	(523,131)	-73.34%
Tons sold	159,752	68,087	91,665	134.63%
Average coal mining salaries and wages expense per	1.19	10.48	(9.29)	-88.64%
ton
Coal mining selling, general and administrative	467,680	452,533	15,147	3.35%
expense
Tons sold	159,752	68,087	91,665	134.63%
Average coal mining selling, general and	2.93	6.65	(3.72)	-55.95%
administrative expense per ton
Coal mining operating income	$12,765,995	$4,231,903	$8,534,092	201.66%
Tons sold	159,752	68,087	91,665	134.63%
Average coal mining operating income per ton	79.91	62.15	17.76	28.57%

Total coal mining revenue increased 158.40 % during the three months ended January 31, 2010 as compared to the same three month period in 2009 primarily as a result of 159,752 tons sold during the three months ended January 31, 2010.

compared to 68,087 tons during the three months ended January 31, 2009. The cost per ton sold increased to $110.71 due primarily to an $10.18 per ton increase in purchased coal, which is an increase of 10.13% from the prior period.

Total coal mining cost of good sold increased as sales increased, and generated more direct labors and overhead expenses.

Total coal mining salaries and wages decreased as certain reclassifications were made from personnel cost to cost of goods.

Total coal mining selling, general and administrative expense increased due to the increase of transportation cost, entertainment, auto repair and maintenance, gas and other selling related expenses.

Total coal mining operating income increased based upon the above factors.

Wholesale Coal Segment

Tons sold and the associated revenue for the three month periods as follows:

	Three Months Ended
	January 31,		Increase (Decrease)
	2010	2009	$/ton	%

Wholesale coal revenue	$3,775,158	$3,144,983	$630,175	20.04%
Tons sold	27,904	24,392	3,512	14.40%
Average price per ton sold	135.29	128.94	6.36	4.93%
Wholesale coal cost of good sold	3,150,008	2,874,374	275,634	9.59%
Tons sold	27,904	24,392	3,512	14.40%
Average wholesale coal cost of goods sold per ton	112.89	117.84	(4.95)	-4.20%
Wholesale coal salaries and wage expense	17,233	20,099	(2,866)	-14.26%
Tons sold	27,904	24,392	3,512	14.40%
Average wholesale coal salaries and wage expense per ton	0.62	0.82	(0.21)	-25.05%
Wholesale coal selling, general and administrative expense	69,778	58,134	11,644	20.03%
Tons sold	27,904	24,392	3,512	14.40%
Average wholesale coal selling, general and administrative expense	2.50	2.38	0.12	4.92%
per ton
Wholesale coal operating income	$538,139	$192,376	$345,763	179.73%
Tons sold	27,904	24,392	3,512	14.40%
Average wholesale coal operating income per ton	19.29	7.89	11.40	144.53%

Total wholesale coal revenue increased 20.04% during the three months ended January 31, 2010 as compared to the same three month period in 2009 primarily as a result of 27,904 tons sold during the three months ended January 31, 2010 compared to 24,392 tons during the three months ended January 31, 2009. The cost per ton sold increased to $135.29 due primarily to an $6.36 per ton increase in purchased coal, which is an increase of 4.93% from the prior period.

Total wholesale coal cost of good sold increased due to increase in sales.

Total wholesale coal salaries and wages decreased as there were less employees in the quarter ended January 31, 2010.

Total wholesale coal selling, general and administrative expense increased due to increase in sales, and related selling expense, such as transportation, marketing and sales expenses.

Total wholesale coal operating income increased based upon the above factors.

Coke Segment

Tons sold and the associated revenue for the three month periods as follows:

	Three Months Ended
	January 31,			Increase (Decrease)
	2010	2009		$/ton	%

Coke revenue	$8,370,049		N/A	$8,370,049	100.00%
Tons sold	49,701		N/A	49,701	100.00%
Average price per ton sold	168.41		N/A	168.41	100.00%
Coke cost of good sold	7,330,959		N/A	7,330,959	100.00%
Tons sold	49,701		N/A	49,701	100.00%
Average coke cost of goods sold per ton	147.50		N/A	147.50	100.00%
Coke salaries and wage expense	91,768		N/A	91,768	100.00%
Tons sold	49,701		N/A	49,701	100.00%
Average Coke coal salaries and wage expense per	1.85		N/A	1.85	100.00%
ton
Coke selling, general and administrative expense	129,707		N/A	129,707	100.00%
Tons sold	49,701		N/A	49,701	100.00%
Average Coke selling, general and administrative	2.61		N/A	2.61	100.00%
expense per ton
Coke operating income	$817,615		N/A	$817,615	100.00%
Tons sold	49,701		N/A	49,701	100.00%
Coke operating income per ton	16.45		N/A	16.45	100.00%

Total coke sales revenue increased 100% during the three months ended January 31, 2010 as compared to the same three month period in 2009 primarily as a result of 49,701 tons sold during the three months ended January 31, 2010 compared to 0 tons during the three months ended January 31, 2009, as L&L acquired coking segment during second quarter of 2010.

Total coke cost of good sold increased by 100% as the Company acquired coking operation during second quarter of 2010.

Total coke salaries and wages increased by 100% as the Company acquired coking operation during second quarter of 2010.

Total coke selling, general and administrative expense increased by 100% as the Company acquired coking operation during second quarter of 2010.

Total coke operating income increased based upon the above factors.

Coal Washing Segment

Tons sold and the associated revenue for the three month periods as follows:

	Three Months Ended
	January 31,			Increase (Decrease)
	2010	2009		$/ton	%

Coal washing revenue	$8,125,004		N/A	$8,125,004	100.00%
Tons sold	73,186		N/A	73,186	100.00%
Average price per ton sold	111.02		N/A	111.02	100.00%
Coal washing cost of good sold	7,164,917		N/A	7,164,917	100.00%
Tons sold	73,186		N/A	73,186	100.00%
Average coal washing cost of goods sold per ton	97.90		N/A	13.12	100.00%
Coal washing salaries and wage expense	44,208		N/A	44,208	100.00%
Tons sold	73,186		N/A	73,186	100.00%

Average coal washing salaries and wage expense per	0.60	N/A	0.60	100.00%
ton
Coal washing selling, general and administrative	224,416	N/A	224,416	100.00%
expense
Tons sold	73,186	N/A	73,186	100.00%
Average coal washing selling, general and	3.07	N/A	3.07	100.00%
administrative expense per ton
Coal washing operating income	$691,463	N/A	$691,463	100.00%
Tons sold	73,186	N/A	73,186	100.00%
Average coal washing operating income	9.45	N/A	9.45	100.00%

Total coal wash revenue increased 100% during the three months ended January 31, 2010 as compared to the same three month period in 2009 primarily as a result of 73,186 tons sold during the three months ended January 31, 2010 compared to 0 tons during the three months ended January 31, 2009, as L&L acquired washing segment during first quarter of 2010.

Total coal washing cost of good sold increased by 100% as the Company acquired washing operation during first quarter of 2010.

Total coal washing salaries and wages increased by 100% as the Company acquired washing operation during first quarter of 2010.

Total coal washing selling, general and administrative expense increased by 100% as the Company acquired washing operation during first quarter of 2010.

Total coal washing operating income increased based upon the above factors.

Comparison of Nine Months Ended January 31, 2010 and Nine Months Ended January 31, 2009

Coal Segment

Tons sold and the associated revenue for the nine month periods as follows:

	Nine Months Ended
	January 31,		Increase (Decrease)
	2010	2009	$/ton	%

Coal Mining revenue	$36,944,180	$20,516,191	$16,427,989	80.07%
Tons sold	339,320	188,550	150,770	79.96%
Average price per ton sold	108.88	108.81	0.07	0.06%
Coal mining cost of good sold	7,347,012	4,322,744	3,024,268	69.96%
Tons sold	339,320	188,550	150,770	79.96%
Average coal mining cost of goods sold per ton	21.65	22.93	(1.28)	-5.58%
Coal mining salaries and wages expense	1,376,950	897,719	479,231	53.38%
Tons sold	339,320	188,550	150,770	79.96%
Average coal mining salaries and wages expense per	4.06	4.76	(0.70)	-14.71%
ton
Coal mining selling, general and administrative	1,737,751	1,403,546	334,205	23.81%
expense
Tons sold	339,320	188,550	150,770	79.96%
Average coal mining selling, general and	5.12	7.44	(2.32)	-31.17%
administrative expense per ton
Coal mining operating income	$26,482,467	$13,892,182	$12,590,285	90.63%
Tons sold	339,320	188,550	150,770	79.96%
Average coal mining operating income per ton	78.05	73.68	4.37	5.93%

Total coal sales revenue increased 80.07% during the three months ended January 31, 2010 as compared to the same three month period in 2009 primarily as a result of 339,320 tons sold during the three months ended January 31, 2010 compared to 188,550 tons during the three months ended January 31, 2009. The cost per ton sold increased to $108.88 due primarily to an $0.07 per ton increase in purchased coal , which is an increase of 0.06% from the prior period.

Total coal cost of good sold increased as sales increased, and generated more direct labor s and overhead expenses.

Total coal mining salaries and wages increased due to hire few employees, and regular salary increase.

Total coal mining selling, general and administrative expense increased due to the increase of transportation cost, entertainment, car repair and maintenance, gas and other selling related expenses.

Total coal mining operating income increased based upon the above factors.

Wholesale Coal Segment

Tons sold and the associated revenue for the nine month periods as follows:

	Nine Months Ended
	January 31,		Increase (Decrease)
	2010	2009	$/ton	%

Wholesale coal revenue	$11,847,306	$10,384,209	$1,463,097	14.09%
Tons sold	90,274	68,908	21,366	31.01%
Average price per ton sold	131.24	150.70	(19.46)	-12.91%
Wholesale coal cost of good sold	10,199,980	9,464,334	735,646	7.77%
Tons sold	90,274	68,908	21,366	31.01%
Average wholesale coal cost of goods sold per ton	112.99	137.35	(24.36)	17.74%
Wholesale coal salaries and wage expense	57,321	71,047.50	(13,727)	-19.32%
Tons sold	90,274	68,908	21,366	31.01%
Average wholesale coal salaries and wage expense per ton	0.63	1.03	(0.40)	-38.83%
Wholesale coal selling, general and administrative expense	121,502	228,852	(107,350)	-46.91%
Tons sold	90,274	68,908	21,366	31.01%
Average wholesale coal selling, general and administrative expense	1.35	3.32	(1.97)	59.34%
per ton
Wholesale coal operating income	$1,468,503	$619,976	$848,527	136.86%
Tons sold	90,274	68,908	21,366	31.01%
Average wholesale coal operating income per ton	16.27	9.00	7.27	80.78%

Total wholesale coal revenue increased 14.09% during the three months ended January 31, 2010 as compared to the same three month period in 2009 primarily as a result of 90,274 tons sold during the three months ended January 31, 2010 compared to 68,908 tons during the three months ended January 31, 2009. The cost per ton sold decreased to $131.24 due primarily to an $19.46 per ton decrease in purchased coal , which is an decrease of 12.91% from the prior period.

Total wholesale coal cost of good sold increase due to increase in sales.

Total wholesale coal salaries and wages increased: less headcounts in this quarter.

Total wholesale coal selling, general and administrative expense increased: improvement in efficiency and cost control during the nine months.

Total wholesale coal operating income increased based upon the above factors.

Coke Segment

Tons sold and the associated revenue for the nine month periods as follows:

	Nine Months Ended
	January 31,		Increase (Decrease)
	2010	2009	$/ton	%

Coke revenue	$8,719,537	N/A	$8,719,537	100.00%
Tons sold	52,396	N/A	52,396	100.00%
Average price per ton sold	166.42	N/A	166.42	N/A
Coke cost of good sold	7,610,549	N/A	7,610,549	100.00%
Tons sold	52,396	N/A	52,396	100.00%
Average coke cost of goods sold per ton	145.25	N/A	145.25	N/A
Coke salaries and wage expense	96,843.53	N/A	96,843.53	100.00%
Tons sold	52,396	N/A	52,396	100.00%
Average Coke coal salaries and wage expense per	1.84	N/A	1.84	N/A
ton
Coke selling, general and administrative expense	144,203.71	N/A	144,203.71	100.00%
Tons sold	52,396	N/A	52,396	100.00%
Average Coke selling, general and administrative	2.75	N/A	2.75	N/A
expense per ton
Coke operating income	$868,300	N/A	$868,300	100.00%
Tons sold	52,396	N/A	52,396	100.00%
Coke operating income per ton	16.57	N/A	16.57	N/A

Total coke sales revenue increased 100% during the three months ended January 31, 2010 as compared to the same three month period in 2009 primarily as a result of 52,396 tons sold during the three months ended January 31, 2010 compared to 0 tons during the three months ended January 31, 2009, as L&L acquired coking segment during the second quarter of 2010.

Total coke cost of good sold increased by 100% as the Company acquired coking operation during second quarter of 2010.

Total coke salaries and wages increased by 100% as the Company acquired coking operation during second quarter of 2010.

Total coke selling, general and administrative expense increased by 100% as the Company acquired coking operation during second quarter of 2010.

Total coke operating income increased based upon the above factors.

Coal Washing Segment
Tons sold and the associated revenue for the nine month periods as follows:
	Nine Months Ended
	January 31,			Increase (Decrease)
	2010	2009		$/ton	%

Coal washing revenue	$17,672,966		N/A	$17,672,966	100.00%
Tons sold	152,456		N/A	152,456	100.00%
Average price per ton sold	115.92		N/A	115.92	N/A

Coal washing cost of good sold	15,244,613	N/A	15,244,613	100.00%
Tons sold	152,456	N/A	152,456	100.00%
Average coal washing cost of goods sold per ton	99.99	N/A	99.99	N/A
Coal washing salaries and wage expense	123,347	N/A	123,347	100.00%
Tons sold	152,456	N/A	152,456	100.00%
Average coal washing salaries and wage expense per ton	0.81	N/A	0.81	N/A
Coal washing selling, general and administrative expense	547,995	N/A	547,995	100.00%
Tons sold	152,456	N/A	152,456	100.00%
Average coal washing selling, general and administrative	3.59	N/A	3.59	N/A
expense per ton
Coal washing operating income	$1,757,011	N/A	$1,757,011	100.00%
Tons sold	152,456	N/A	152,456	100.00%
Average coal washing operating income	11.52	N/A	11.52	N/A

Total coal wash revenue increased 100% during the three months ended January 31, 2010 as compared to the same three month period in 2009 primarily as a result of 152,456 tons sold during the three months ended January 31, 2010 compared to 0 tons during the three months ended January 31, 2009, as L&L acquired washing segment during the first quarter of 2010.

Total coal washing cost of good sold increased by 100% as the Company acquired washing operation during first quarter of 2010.

Total coal washing salaries and wages increased by 100% as the Company acquired washing operation during first quarter of 2010.

Total coal washing selling, general and administrative expense increased by 100% as the Company acquired washing operation during first quarter of 2010.

Total coal washing operating income increased based upon the above factors.

Three Months Ended January 31, 2010 (“2010”) Compared to the Three Months Ended January 31, 2009 (“2009”)

Total Revenue

1) During the three months period ended January 31, 2010, the Company sales increased by approximately 280% from $9,989,470 in 2009 to $37,956,263 in 2010. This sales increase was a result of L&L Coal, HSC, KMC, and TNI operations which contributed over $10.4 million, $6.5 million, $10.9 million and 10 million of sales, respectively, in the current period. The increase in revenue was mainly due to the increase of sales volume and price per unit.

2) As of January 31, 2010, the Company controls 100% of KMC operations, 80% of L&L Coal operations, and 93% of Hon Shen Coal washing and coking operations, and 98% of TNI.

Cost of Sales and Gross Profit

During the three months period ended January 31, 2010, the Company cost of sales increased by approximately 407% from $4,321,136 in 2009 to $21,908,104 in 2010. The gross profit increased by approximately 183% from $5,668,334 in 2009 to $16,048,159 in 2010. These increments were mainly due to the increase of sales of L&L Coal, HSC and KMC operations, and newly acquired PYC, HongXing and ZoneLin operations.

Total Operating expenses

Total operating expense of $2,986,044 incurred in the three months ended January 31, 2010, representing an increase of $1,476,744 (or 98%) as compared to $1,509,300 in 2009. The increase was due to the Company’s rapid growing and new acquisition led to increase in personnel, legal and professional expenses.

Interest expenses

Interest expense of $60,672 for the three months ended January 31, 2010, representing a decrease of $284,067 (or 82%) from $344,739 in 2009. The decrease reflected decreasing bank loans for the period.

Other Expenses (Income)

Other income of $12,907 for the three months ended January 31, 2010, representing a decrease of $74,812 (or 85%) compare to $87,719 in 2009.

Income Taxes

Income taxes of $1,924,006 for the three months ended January 31, 2010, representing an increase of $1,663,124 (or 638%) from $260,882 in 2009. The increase reflected increment of net income for the period.

Discontinued Operations

There was no income from discontinued operation for the three months ended January 31, 2010, while there was $306,879 income from discontinued operation in 2009. It was due to disposal of LEK operation.

Non-controlling Interest

Non-controlling interest for the three months ended January 31, 2010 was $1,532,219, representing a decrease of $33,593 (or 2%) from $1,565,812 for the same period in 2009. The decrease of non-controlling interest is mainly due to changes of its equity ownership of the Company’s subsidiaries.

Net Income

Net income increased by $7,789,684 (or 440%) to $9,558,125 during the current quarter, comparing to net income of $1,768,441 in 2009. The increase is mainly due to the acquisition of HSC, PYC, HongXing and ZoneLin, and the increase efficiencies of the operations of the subsidiaries.

Nine Months Ended January 31, 2010 (“2010”) Compared to the Nine Months Ended January 31, 2009 (“2009”)

Total Revenue

1) During the nine months period ended January 31, 2010, the Company sales increased by approximately 143% from $30,900,400 in 2009 to $75,183,989 in 2010. This sales increase was a result of L&L Coal, HSC, TNI and KMC operation which contributed over $29.7 million, $16.4 million, $10 million and $19.1 million of sales, respectively, in the nine months period. The increase in revenue was mainly due to the increase of sales volume and price per unit.

Cost of Sales and Gross Profit

During the nine months period ended January 31, 2010, the Company cost of sales increased by approximately 193% from $13,787,078 in 2009 to $40,402,155 in 2010. The gross profit increased by approximately 103% from $17,113,322 in 2009 to $34,781,834 in 2010. These increments were a result of the increase of sales of L&L Coal and KMC operations, and the new acquisition of HSC, PYC, HongXing and ZoneLin.

Total Operating expenses

Total operating expense of $7,663,533 incurred in the nine months ended January 31, 2010, representing an increase of $3,953,220 (or 107%) as compared to $3,710,313 in 2009. The increase was due to the Company’s rapid growing and new acquisition led to increase in personnel, legal and professional expenses.

Interest expenses

Interest expense of $93,974 for the nine months ended January 31, 2010, representing a decrease of $345,986 (or 79%) from $439,960 in 2009. The decrease reflected decreasing bank loans for the period.

Other Expenses (Income)

Other income of $641,962 for the nine months ended January 31, 2010, representing an increase of $639,245 (or 23,527%) compare to $2,717 in 2009.

Income Taxes

Income taxes of $3,091,404 for the nine months ended January 31, 2010, representing an increase of $2,258,365 (or 271%) from $833,039 in 2009. The increase reflected increment of net income for the period.

Discontinued Operations

There was no income from discontinued operation for the nine months ended January 31, 2010, while there was $237,741 income from discontinued operation in 2009. It was due to disposal of LEK operation.

Non-controlling Interest

Non-controlling interest for the nine months ended January 31, 2010 was $5,375,850 representing an increase of $183,541 (or 4%) from $5,192,309 for the same period in 2009.

Net Income

Net income increased by $12,496,358 (or 186%) to $19,199,035 during the current quarter, comparing to net income of $6,702,677 in 2009. The increase is mainly due to the acquisition of HSC, PYC, HongXing and ZoneLin, and the increase efficiencies of the operations of the subsidiaries.

Change in Liquidity and Capital Resources:

The following factors affected the Company’s liquidity status and capital resources:

Operating activities: Net cash provided by operating activities was $16,319,001 during the current period ended January 31, 2010. While in the same of period in 2009, the net cash provided by operating activities was $10,692,895. By comparing these two periods, it shows an increment of cash provided by operating activities of $5,626,106 (or 53%). The increment was mainly due to the combined effect of an increase of accounts receivables by $12,753,485, increase of net income by $12,679,899, and increase of prepaid and other assets by $6,889,973, increase of other receivable by $2,329,503, increase in depreciation and amortization by $1,818,203, along with the decrease of accounts payable by $13,629,363, decrease in cash provided of discontinued operation by $12,039,379, decrease of accrued liabilities by $2,216,630 and decrease of customer deposit by $2,032,458. The Company's operating cash flow is highly dependent upon its ability to bill the L&L Coal, KMC, HSC and TNI sales and collect these billings in a timely manner.

Investing activities: Net cash used in investing activities was $22,215,000 during the current period ended January 31, 2010, compared to $3,406,682 used in investing activities during the same period in 2009. It shows an increase of net cash used of $18,808,318 (or 552%), which was due to the acquisition of HSC, PYC and TNI, increase in acquisition of property and equipment of $13,755,088, and a decrease discontinued operations, net of $3,737,194

Financing activities: Net cash provided by financing activities was $15,964,165 during the current period ended January 31, 2010, compared to $604,413 was used during the same period in 2009. It shows a increase of $16,568.578 (or 2741%), which was mainly due to the increase of proceeds from issuance of stock by $9,490,919, increase in loan to associates by $5,983,636, proceeds from warrant conversion by $2,598,000, a decrease of proceed from long-term payable of $3,000,000 and decrease of cash used in financing activities of discontinued operation by $2,274,430.

The current assets of the Company were $49,558,092 and $42,485,102 for the periods ended on January 31, 2010 and April 30, 2009 respectively. The increase in current assets of $7,072,990 (or 16.6%) was primarily due to the, increase of cash and equivalent by $10,105,610, increase of prepaid and other current assets by $5,271,237, increase of inventories by $4,449,147, and increase in accounts receivable by $1,957,087, and decrease of other receivables by $8,726,455, and decrease of loan from business associates by $5,983,636.

The current liabilities were $22,318,360 and $16,110,409 for the periods ended on January 31, 2010 and April 30, 2009 respectively. The increase of the current liabilities by $6,207,951 (or 39%) was primarily due to, increase in customer deposit by $3,854,797, increase in other payables by $ 3,128,253, increase in tax payable by $1,787,973, and increase of bank loan by $1,742,313, and decrease of due to shareholder by $910,791, and decrease in accounts payable by $3,197,673.

The HSC has three short term bank loans with the total amount of $1,742,313. The interest rates were from 11.88% to 13.32% .

During the quarter ended January 31, 2010, the HSC entered into three loan agreements with Yunnan Rural Credit Cooperatives with terms of one year to finance its working capital and coal washing facility expansion construction. The terms are as follow:

1)	RMB 3 million, effective January 21, 2010, with a maturity date of January 21, 2011, and interest rate of 11.88%;

2)	RMB 3.5 million, effective April 13, 2009, with a maturity date of April 13, 2010, and interest rate of 13.32%;

3)	RMB 5.4 million, effective November 28, 2009, with a maturity date of November 28, 2010, and interest rate of 13.32%;

	Interest rate	January 31, 2010
Lender	per annum	RMB	US$

Yunnan Rural Credit Cooperatives
January 21, 2010 to January 21, 2011	11.88%	3,000,000	439,239
April 13, 2009 to April 13, 2010	13.32%	3,500,000	512,445
November 28 2009 to November 28, 2010	13.32%	5,400,000	790,630

		11,900,000	1,742,313

LONG-TERM PAYABLE

During the third quarter, the Company entered into two loan agreements with banks in China. The first loan was for RMB 14,300,000 or approximately $1,951,000. This loan carried an interest rate of 5.4% per annum and matures on December 23, 2011. The second loan was for RMB 15,000,000 or approximately $2,196,000. The loan carries an interest rate of 9.7% per annum and matures on February 26, 2011. Both loans are unsecured.

The long-term payables are due to the sellers of the acquired businesses of PYC, TNI and HSC, in the amount of $3,392,235.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

The Company's current ratio (current assets divided by current liabilities, a ratio used to determine the Company's ability to pay its short-term liabilities) is 2.2 as of January 31, 2010 compared to 2.63 as of April 30, 2009. As a general rule, the higher the current ratio, the more likely the Company will be able to pay its short-term bills.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principle generally accepted in the United States of America (“US GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base on our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with US GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended April 30, 2009. We discuss our critical accounting estimates in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended April 30, 2009. There has been no material change in our critical accounting estimates since the end of fiscal 2009. Changes to our significant accounting policies since the end of fiscal 2009 are discussed in Note 3 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.

New Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see “New Accounting Pronouncements” in Note 3 of Notes to Interim Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Report.

Contractual Obligations

For the period ended January 31, 2010, contractual obligations were as follows:

Operating lease obligations remaining to be paid in less than one year in the corporate offices will be approximately $48,000.

Obligations for the injection of additional funds under the purchase agreements for the following companies are approximately as follows:

Company	Total	Less than 1	1-2 years	3-5 years	After 5
		year			years
	$	$	$	$	$
L & L Coal	6,000,000	-	2,400,000	3,600,000	-

Hon Shen Coal	3,500,000	-	3,500,000	-	-

Ping Yin Coal Mine	590,000	590,000	-	-	-

L&L Yunnan Tianneng	4,000,000		4,000,000	-	-
Industry
Total	14,090,000	590,000	9,900,000	3,600,000	-

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

Item 4. Controls and Procedures Disclosure Controls and Procedures

The Company with the participation of its Chief Executive Officer (“CEO”), and acting Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company, its CEO, and its acting CFO, have concluded that the disclosure controls and procedures are ineffective as of January 31, 2010, covered by this report. However, the Company is taking measures to improve and strengthen its internal controls over financial reporting on a going forward basis.

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

We are continuing our efforts to improve and strengthen our control processes to fully remedy our weaknesses in internal controls over financial reporting and to ensure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the Securities and Exchange Commission’s rules and regulations.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings and we are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us, other than the legal proceeding described below:

Bratek v. L&L Financial Holdings, et al. On or about November 13, 2009, Ronald F. Bratek (an individual) filed a Complaint in the Superior Court of New Jersey, Mercer County, against the Company (under its former name “L&L Financial Holdings, Inc.”) and Dickson V. Lee. The Complaint alleges claims for frauds and declaratory judgment in relation to Bratek’s past purchase of securities and warrants. The Company believes the implication of this proceeding is not material, and disputes all of Bratek’s claims pertaining to his alleged claims regarding the exercise of his warrant within a specified time period, and will assert appropriate counterclaims.

In November 2009, the Connecticut Department of Banking issued a Modified Consent Order as stated in last quarter filing, eliminating the ten-year bar on the Company's offering or selling securities in or from Connecticut. In exchange, the Department of Banking imposed requirements on the Company including that, for a period of three years, the Company is only offer or sell securities in Connecticut through broker dealers registered in Connecticut whose identities have been supplied to the Division Director prior to such offerings and that any such offerings be reviewed beforehand by Connecticut counsel for compliance with Connecticut law. The fore going description of the Modified Consent Order is only a summary and is qualified in its entirety by reference to such order. Please refer to the prior quarter filing. To comply with Connecticut, the Company engaged with Bracewell & Giuliani, LLP.

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

The coal industry in China is under consolidation, which government demands small coal operators either to expand its existing operation, to be acquired by larger coal operators or to be shut down. The objective is increase coal production Chinese domestic operation, so to avoid import coal from overseas. The China consolidation policy is also designed to improve coal related operation standards, environmental control and operation efficiencies. Different provincial government adopts different tactics to implement this consolidation policy. In Shanxi province, it is reported that many private coal mines are being nationalized by the provincial government. It is believed that the Yunnan and Guizhou province may adopt milder approach. However, there is no absolute assurance nationalization of coal mines may not happen in the other parts of China.

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

Despite the fact that the entire registration process has not been completed, the Company has received an approval from the Chinese government for L & L’s ownership of KMC Inc. as of January 31, 2010. We are also in the process of registering our ownership equity ownership interest in the 2 Mines (DaPuAn Mine and SuTsong Mine) with the Chinese government, under the provisional name “L & L Coal Partners” through a nominee who is a Chinese citizen. The LEK investment was formulated in 2004 prior to the SAFE Circular, which may be grand- fathered out off SAFE registration. In addition, we recently spun off LEK on January 31, 2009. It is unclear to what extent the regulations apply to the Company. The Company believes that Circular 75 and other related Circulars or regulations may likely be further clarified by SAFE, in writing or through oral comments by officials from SAFE, or through implementation by SAFE in connection with actual transactions. On October 23, 2009, the Company entered into an agreement for the acquisition and ownership increase of 93% of equity interest of Hon Shen Coal Company, and the Company will also be commencing shortly the registration procedures that are required by the Chinese government for such acquisition.

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

As of January 31, 2010, there were approximately 24.7 million shares of common stock outstanding, with 400,000 shares of treasury stock held by the Company, and a certain amount of warrants issued. Please refer to the Statement of Shareholders’ Equity for details.

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

Any failure to improve our internal controls to address the weakness we have identified may cause investors to lose confidence in reported financial information, which could have a negative impact to the Company’s growth.

12.	New governmental regulation relating to greenhouse gas emissions may subject us to significant new costs and restrictions on our operations

Climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. There are bills pending in Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances to offset emissions of greenhouse gas. In addition, several states are considering various greenhouse gas registration and reduction programs. Certain of our manufacturing plants use significant amounts of energy, including electricity and gas, and emit amounts of greenhouse gas are likely to be affected by existing proposals. Greenhouse gas regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, potentially restrict access to or the use of natural gas, require us to purchase allowances to offset our own emissions or result in an overall increase in our costs of raw materials, any one of which could significantly increase our costs, reduce our competitiveness in a global economy or otherwise negatively affect our business, operations or financial results. While future emission regulation appears likely, it is too early to predict how this regulation will affect our business, operations or financial results.

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

On November 16, 2009, the Company entered into a Securities Purchase Agreement with accredited investors (“Investors”) for the issuance of an aggregate 835,389 Units, with each Unit consisting of one share Common Stock and 6/10ths of a warrant to purchase a share of common stock at an exercise price of $5.62 per warrant share and expiring in October 2014 to certain investors and as placement fees for the Transaction. All of these Investors represented that they were "accredited" investors as defined under Rule 144 of the Securities Act of 1933, as amended. The Company sold a total of 835,389 Units to investors for gross proceeds of approximately $3,257,999.7 and representing 835,389 shares of Common Stock and warrants for the purchase of up to 501,236 shares of Common Stock. Barretto Securities, Inc. acted as the placement agent for this transaction and was issued warrants to purchase up to 66,832 shares of the Company's common stock at $6.11 per share under the same terms as the Unit warrants. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities. The recipients took their securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
number

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Revised Acquisition Agreement - PingYi

99.2	Revised Acquisition Agreement - ZoneLin

99.3	Revised Acquisition Agreement – HongXing

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L & L ENERGY, INC.

Date: March 17, 2010	By:	/S/ Dickson V. Lee

	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT INDEX

Exhibits:

Exhibit	Description
number

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Revised Acquisition Agreement - PingYi

99.2	Revised Acquisition Agreement - ZoneLin

99.3	Revised Acquisition Agreement – HongXing

EXHIBIT 31.1

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

I, Dickson V Lee, certify that:

1. I have reviewed this quarterly report on Form 10-Q of L&L Energy, Inc for the nine months ended January 31, 2010;

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

L&L ENERGY, INC.

Date: March 17, 2010	By:	/S/ Dickson V. Lee

	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 31.2

CERTIFICATIONS OF ACTING CHIEF FINANCIAL OFFICER

I, Jung Mei (Rosemary) Wang certify that:

1. I have reviewed this quarterly report on Form 10-Q of L&L Energy, Inc. for the nine months ended January 31, 2010;

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

L&L ENERGY, INC.

Date: March 17, 2010	By:	/S/ Jung Mei Wang

	Name:	Jung Mei (Rosemary) Wang, CPA
	Title:	Acting CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended January 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: March 17, 2010	By:	/S/ Dickson V. Lee

	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended January 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jung Mei (Rosemary) Wang, Acting Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: March 17, 2010	By:	/S/ Jung Mei Wang

	Name:	Jung Mei (Rosemary) Wang, CPA
	Title:	Acting CFO