Form 10-K
period 2010-04-30
L & L ENERGY, INC.
filed 2010-07-28
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED ON APRIL 30, 2010

OR

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32505

L & L ENERGY, INC.

 (Exact name of small Business Issuer as specified in its charter)

NEVADA	91-2103949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

130 Andover Park East, Suite 101, Seattle, WA	98188
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (206) 264-8065

        Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes [   ] No [X]

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ] No [X]

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (and was required to file) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendments to this Form 10-K.  [X]

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                Large accelerated filer [   ]     Accelerated filer [X]    Non-accelerated filer [   ]     Smaller reporting company [   ]

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ] No [X]

     The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of November 6, 2009 was: $111,868,711.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 12, 2010 there were 29,136,212 shares of common stock outstanding, with par value of $0.001.

L & L ENERGY, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended April 30, 2010

	Table of Content
		Page
PART I
Item 1.	Business	3
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	14
Item 2.	Property	14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities	16
Item 6.	Selected Financial Data	18
Item 7.	Management's Discussion and Analysis or Plan of Operation	19
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 8.	Financial Statements and Supplementary Data	26
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
Item 9A.	Controls and Procedures	56
Item 9B.	Other Information	57

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	58
Item 11.	Executive Compensation	59
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	60
Item 13.	Certain Relationships and Related Transactions, and Director Independence	61
Item 14.	Principal Accountant Fees and Services	61

PART IV
Item 15.	Exhibits and Financial Statement Schedules	61
	Signatures	62

When we use the terms "we," "us," "our," "L & L" and "the Company," we mean L & L ENERGY, INC., a Nevada corporation, and its subsidiaries.

This report contains forward-looking statements that involve risks and uncertainties. Please see the sections entitled "Forward-Looking Statements" and "Risk Factors" below for important information to consider when evaluating such statements.

PART I

Item 1. Business

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves. All statements other than statements of historical fact, including statements regarding company and industry prospects and future results of operations, financial position and cash flows, made in this Annual Report on Form 10-K are forward-looking. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “potential,” “seek,” “should,” “target” and similar expressions, including negatives, to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results could differ significantly from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Factors that could cause or contribute to such differences include those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the information provided in reports that we file from time to time with the Securities and Exchange Commission or otherwise make public.

Overview

We engage in the businesses of coal mining, coal washing, coal coking and coal wholesaling.  Our operations are conducted in Yunnan and Guizhou provinces in the southwest region of the People’s Republic of China (“China” or “PRC”).  Our corporate executives are U.S.-trained and headquartered in Seattle, from which they monitor and control our operations in China to take advantage of that country’s growing demand for our products.  We have our China headquarters in Kunming City and two offices located at Guangzhou and Shenzhen to support operations.

Coal mining.  In China, all land and the underlying mineral resources, including coal, are owned by the Chinese government.  It grants rights to extract coal to operators like us.  These rights limit the total amount of coal we are permitted to extract from each mine. Mining rights can be renewed and expanded if approved by the government.   We may be able to renegotiate our mining limits in the future, although there is no assurance that we will be successful in doing so.  Mine operators like us normally pay an up-front fee when the rights to extract coal from a mine are received.  In addition, we pay a surcharge per ton of coal that we extract.   We have rights in three coal mines:

DaPuAn Mine.  We presently extract coal at a rate in excess of 250,000 tons per year from this mine and are in the process of expanding this production to 300,000 tons per year as required by the government of China.  The total reserve of this mine is 7.8 million tons.

SuTsong Mine.  We presently extract coal at a rate in excess of 130,000 tons per year from this mine and are in the process of expanding this production to 150,000 tons per year as required by the government of China.  The total reserve of this mine is 2.1 million tons.

Ping Yi Mine.  We presently extract coal at a rate in excess of 250,000 tons per year from this mine and are in the process of expanding this production to 300,000 tons per year as required by the government of China.  The total reserve of this mine is 13.5 million tons.

Coal washing.   This process involves crushing coal and washing out soluble sulfur and ash compounds with water or other solvents.  This procedure also eliminates other impurities and wood debris in the coal and improves coal quality and increases its value.  Each ton of washed fine coal requires approximately 1.2 to 1.4 tons of raw coal.  Approximately 50% of our washed coal qualifies as coking coal because it meets certain chemical requirements and can be processed into highly-valued coke, which is a critical material for making steel.  There are two byproducts of the coal washing process:  medium coal, which does not have sufficient thermal value for coking and is sold for heating purposes; and coal slurries, which can be used as fuel with low thermal value.  We have three coal washing facilities with an aggregate 1 million ton annual capacity. One facility is on the site of the

                DaPuAn mine, another facility is on the site of Ping Yi Mine, and Hong Xing is free-standing.  We wash coal produced from our own mining operation and coal that we purchase from other coal suppliers.

Coal coking.  The coking process bakes low-ash, low-sulfur bituminous coal at a high temperature in an oven without oxygen to rid the coal of volatile constituents such as water, coal-gas and coal-tar and to fuse the fixed carbon and residual ash together to produce solid carbonaceous residue.  Our facilities produce metallurgical coke, which is higher quality coke used primarily for steel manufacturing.  Lesser quality coke is burned in electricity-generating plants.   We have one coking facility with a 150,000 ton capacity per year.  Historically, we have coked coal we purchased from others.  We plan, however, to begin coking coal extracted by us at the DaPuAn, SuTsong and Ping Yi mines.

Coal wholesaling.  We buy and sell coal from and to others using two large coal storage facilities with railroad access.  We also act as broker to assist small independent mine operators who lack the means to transport coal from their mines or are otherwise unable to sell their coal themselves.

History of the Company

                We have fifteen years of operating history.  We started as a financial consulting firm in 1995, and then gradually became an energy operator in the coal related business in China.  In 1995, we began operations to provide corporate financial consulting.  In 1997, we expanded operations into China and purchased an office in Shenzhen City, as our operational center in China.  In 1998, we assisted Chinese entities to list shares on the US capital markets.  In 1999, our founder Mr. Dickson Lee MBA, CPA was appointed as a judicial member of the Insider Dealing Tribunal of Hong Kong conducting judicial inquiries on companies that may violate the Insider Dealing Ordinance of Hong Kong.  In 2000, we shifted our focus from consulting to acquiring and operating established operations in China.  In 2001, we became an SEC public reporting company in the US.  In 2002, we together with the China Development Institute (CDI), a China think-tank, began our acquisition projects.  To gain hands-on experience, in the same year, we acquired a minority interest in a computer software company in Chen-Do City, China.  During 2002, we were appointed as an Economic Advisor of the municipal government of Tong Shan City. In 2004 and 2005, we acquired a 60.4% equity interest in an air compressor company, LEK in Liuzhou.  Effective in February 2008, another 20% of LEK was assigned by a minority shareholder to us.  In 2006, we acquired 60% equity of KMC coal (energy) operations.  In 2007, the 40% remaining equity of KMC was assigned by a minority shareholder to us.  In January 2008, we expanded the KMC operations.  We appointed Mr. Lee to be Chairman of our KMC energy subsidiary in January of 2008.  In May 2008, we acquired 60% of two coal mines, DaPuAn Mine and SuTsong Mine.  On August 1, 2009, we increased our ownership of the two coal mining operations (“2 Mines”), from 60% to 80%.  Starting January of 2009, we started to dispose of our LEK air-compressor segment, to focus on our energy business.  On July 16, 2009, we acquired a 65% equity interest in Hong Shen Coal (HSC) Company’s two coal washing facilities. On October 23, 2009, we increased our ownership in HSC’s two coal washing facilities to 93%, and acquired a 93% equity interest in HSC’s two coking facilities.  On April 18, 2010 we sold our interests in HSC.  KMC acquired 100% equity of PYC on January 18, 2010 with an effective acquisition date of November 1, 2009.  We formed a subsidiary, TNI, in the Yunnan province, China.  We own 98% of the controlling interest of TNI.  Through TNI, we acquired 100% equity of ZoneLin Coal Coking Factory in China (“ZoneLin”) on February 3, 2010 with an effective acquisition date of November 1, 2009; and acquired 100% equity of SeZone County Hong Xing Coal Washing Factory (“Hong Xing”) on January 1, 2010 with an effective acquisition date of November 30, 2009.

The Company Corporate Structure

We are a coal (energy) operator in China.  Our corporate structure is organized to take advantage of China’s growing market, utilizing our US based Seattle corporate staff to plan and control the coal operations in the coal rich region of Yunnan & Guizhou provinces in China. Our coal operations consist of three coal business subsidiaries- two operating coal mines (DaPuAn Mine and SuTsong Mine with a washing facility), referred to as “2 Mines”, KMC (a coal wholesale operation and PYC mine and washing facility), and TNI (coal washing and coking facilities).  We assign our US trained management team, including CPAs from the Seattle office to monitor and control the coal operations.

Acquisitions and Dispositions of Business Entities in China

We perform quantitative, financial reviews to determine its acquisition and disposition strategy. With our management’s bilingual abilities, analytical skills, and China-in-Country experience developed over the past fifteen years, we communicate well with the Chinese business communities to develop and execute profitable energy operations.

                Acquisitions

                Starting in 2002, we invested in certain Chinese private businesses on a small scale, to gain hands-on knowledge of operating in China.  In 2004, 2005 and 2008, we purchased 80.4% equity interest of LEK air compressor subsidiary in Liuzhou, China.  We acquired KMC coal (energy) subsidiary in 2006.  KMC conducts coal consolidation and has been in the coal wholesale business for the past fourteen years.  KMC has five long term coal supplying agreements with local coal mines.  In 2007, the 40% remaining equity of KMC was assigned by the minority shareholder to us.  In January 2008, we expanded KMC’s operations by injecting additional capital and preparing our own coal mining operation (Tian-Ri Coal Mine).  In May 2008, we acquired 60% of two coal mines (DaPuAn Mine and SuTsong Mine, provisional name L&L Coal Partners, (“2 Mines”) operations.  On August 1, 2009, we increased our ownership of the two coal mining operations (“2 Mines”), from 60% to 80%.  In July 2009, we acquired 65% equity interest of coal washing facilities (with 300,000 tons of coal washing capacity) from Hon Shen Coal Company.  Then in October 2009, we increased the equity interest to 93% in Hon Shen’s coal washing facilities and acquired 93% equity interest in Hon Shen’s coal coking facilities, thus reaching an overall 93% ownership of both Hon Shen's coal washing and coking operations.  We formed a subsidiary, TNI, in the Yunnan province, China.  L&L owns 98% of the controlling interest of TNI.  Through TNI, L&L acquired 100% of the equity of ZoneLin Coal Coking Factory in China (“ZoneLin”) on February 3, 2010 with an effective acquisition date of November 1, 2009; and acquired 100% of the equity of SeZone County Hong Xing Coal Washing Factory (“Hong Xing”) on January 1, 2010 with an effective acquisition date of November 30, 2009.  KMC acquired 100% of the equity of PYC on January 18, 2010 with an effective acquisition date of November 1, 2009.

                Disposal

On January 23, 2009, the Company entered into an agreement to dispose of the LEK air compressor joint venture, thus the air compressor operations become a discontinued operation.  According to the terms of the   agreement, we will return all of the shares we own in LEK  to the minority shareholders of LEK; and the minority shareholders of LEK are to return all the shares it own in L&L to us.  Accordingly, we received 1,708,283 of our common stock valued at $4,168,211 while we returned 1,517,057 shares of LEK we owned.  We hold 191,226 shares or 9% of the shares as the remaining interest in LEK.

                On April 18, 2010, we executed an Equity Sale and Purchase Agreement with Guangxi Liuzhou Lifu Machinery Co, Ltd, selling our 93% equity ownership in Hon Shen Coal Co. Ltd ("HSC") for a total of 41,000,000 RMB or approximately US $6 Million. Our original purchase price was approximately US $3.86 Million in aggregate for our 93% equity.

                Employees

As of April 30, 2010, we had approximately 1,400 full-time employees, including approximately 100 in management. None of these employees are represented by collective bargaining agreements.  We have never experienced employment-related work stoppages and consider our employee relations to be good.

                Web Access to Our SEC Reports

                The Company files annual, quarterly and special reports, and other information with the Securities and Exchange    Commission (the SEC). L&L SEC filings are available to the public via the SEC web site at http://www.sec.gov.

Item 1A. Risk Factors

You should carefully consider the risks described below together with the other information set forth in this Form 10-K, which could materially affect our business, financial condition or future results.  The risks described below are not the only risks facing our company.  The risks described below are not the only ones that we face.  Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results and financial condition.

Risks Relating to the Company and Its Business

Our business and results of operations depend on the volatile People’s Republic of China (“PRC”) domestic coal markets.

                Our business and operating results depend on the PRC domestic supply and demand for coal and coal products. The domestic coal markets are cyclical and have historically experienced pricing volatility, which reflects, among other factors, the conditions of the PRC and global economies and demand fluctuations in key industries that have high coal consumption.  Difficult economic conditions have resulted in lower coal prices, which in turn negatively affect our operational and financial performance.  The domestic and international coal markets are affected by supply and demand. The demand for coal is primarily affected by the global economy and the performance of power generation, chemical, metallurgy and construction materials industries.  The availability and prices of alternative sources of energy, such as natural gas, oil, hydropower, solar and nuclear power also affect the demand for coal.  The supply of coal, on the other hand, is primarily affected by the geographical location of coal reserves, the transportation capacity of coal transportation railways, the volume of domestic and international coal supplies and the type, quality and price of competitors’ coal.  A significant rise in global coal supply or a reduction in coal demand may have an adverse effect on coal prices, which in turn, may reduce our profitability and adversely affect our business and results of operations.

Our business is highly competitive and increased competition could reduce our sales, earnings and profitability.

                The coal business is highly competitive in China and we face substantial competition in connection with the marketing and sale of our products.  Some of our competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than we have, and have products that have gained wide customer acceptance in the marketplace.  The greater financial resources of our competitors will permit them to implement extensive marketing and promotional programs.  We could fail to expand our market share, and could fail to maintain our current share.  Increased competition could also result in overcapacity in the Chinese coal industry in general.  The coal industry in China has experienced overcapacity in the past.  During the mid-1970s and early 1980s, a growing coal market and increased demand for coal in China attracted new investors to the coal industry, spurred the development of new mines and resulted in added production capacity throughout the industry, all of which led to increased competition and lower coal prices.  Similarly, an increase in future coal prices could encourage the development of expanded capacity by new or existing coal processors.  Any overcapacity could reduce coal prices in the future and our profitability would be impaired.

Our results of operations depend on our ability to acquire new coal mines and other coal-related businesses.

                The recoverable coal reserves in mines decline as coal is extracted from them. Our ability to significantly increase our production capacity at existing mines requires that we prove additional reserves and secure approvals from the government for increased production.  We will also depend on acquiring new mines.  Our existing mines are the DaPuAn, SuTsong and Ping Yi Coal Mines.

                The coal related business in China is heavily regulated by the PRC government. The Company’s acquisition of new mines of PRC coal companies and the procurement of related licenses and permits are subject to PRC Government approval.  Delays in securing or failure to secure relevant PRC Government approvals, licenses or permits, as well as any adverse change in government policies, may hinder our expansion plans, which may materially and adversely affect our profitability and growth prospects.  We cannot assure you that our future expansion or investments will be successful.

                We cannot assure you that we will be able to identify suitable acquisition targets or acquire these targets on competitive terms and in a timely manner.  We may not be able to successfully develop new coal mines or expand our existing ones in accordance with our development plans or at all.  We may also fail to acquire or develop additional coal washing and coking facilities in the future.  Failure to successfully acquire suitable targets on competitive terms, develop new coal mines or expand our existing coal mines could have an adverse effect on our competitiveness and growth prospects.

If we fail to obtain additional financing we will be unable to execute our business plan.

                As we continue to grow quickly, we require capital infusions from the capital market.  Under our current business strategy, our ability to grow may depend on the availability of additional funds, suitable acquisition targets at an acceptable cost, and working capital. Our ability to compete effectively, to reach agreements with acquisition targets on commercially reasonable terms, to secure critical financing and to attract professional managers is critical to our success. Despite our recent financings, we may need additional funds to make future acquisitions, continue improving our current coal mines and other coal processing facilities, and to obtain regulatory approvals for our operations.  Should such needs arise, we intend to seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources. However, there are no assurances that future funding will be available on favorable terms or at all. If additional funding is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary. The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.  Further, the benefits of an acquisition may take considerable time to develop and we cannot assure investors that any particular acquisition or joint venture will produce the intended benefits. Moreover, the identification and completion of these transactions may require us to expend significant management time and effort and other resources.

Coal reserve estimates may be materially different from reserves that we may actually recover

                The coal reserves disclosed for the mines from which we have the right to extract coal are the estimated quantities (based on applicable reporting regulations) that under present and anticipated conditions have the potential to be economically mined and processed.  There are numerous uncertainties inherent in estimating quantities of coal reserves and in projecting potential future rates of coal production including many factors beyond our control. In addition, reserve engineering is a subjective process of estimating underground deposits of reserves that cannot be measured in an exact manner and the accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment.  Estimates of different engineers may vary and results of our mining/drilling and production subsequent to the date of an estimate may justify revision of estimates. Reserve estimates may require revision based on actual production experience and other factors.  In addition, several factors including the market price of coal,  reduced recovery rates or increased production costs due to inflation or other factors may render certain estimated proved and probable coal reserves uneconomical to exploit and may ultimately result in a restatement of reserves.  This may have a material adverse effect on our business, operating results, cash flows and financial condition.

Our business operations may be adversely affected by present or future environmental regulations, and coal industry standards.

                As a Chinese producer of coal products, we are subject to significant, extensive and increasingly stringent environmental protection laws and governmental regulations on coal standards, and safety requirements. These laws and regulations:

                •impose fees for the discharge of waste substances, pollutants;

                •require provisions for reclamation and rehabilitation;

                •impose fines for serious environmental offenses; and

                •authorize the PRC Government to close down any facility that it determines has failed to comply with environmental regulations, operating standards, and suspend any coal operations that cause excessive environmental damage.

                Our coal mining, washing and coking operations meet all the existing China environmental and safety standards. Most of our operations are based on traditional, old coal extraction and processing techniques, which are popular in China, and which produce waste water, gas emissions and solid waste materials.  The PRC Government has tightened enforcement of applicable laws and regulations and adopted more stringent environmental standards, and operational standards. Our budgeted amount for environmental regulatory compliance may not be sufficient, and we may need to allocate additional funds for this purpose.  If we fail to comply with current or future environmental laws and regulations, we may be required to pay penalties or fines or take corrective actions, any of which may have a material adverse effect on our business operations and financial condition.  China is a signatory to the 1992 United Nations Framework Convention on Climate Change and the 1997 Kyoto Protocol, which are intended to limit greenhouse gas emissions.  On March 14, 2006, the PRC Government released the outline of the Eleventh Five-Year Plan for National Economic and Social Development, which sets goals to decrease the amount of energy consumed per unit of GDP by 20 percent and to reduce the emission of certain major pollutants by ten percent.  In addition, recent discussions between the Chinese government and U.S. government on clean energy initiatives, including the reduction of CO2 levels and the use low-carbon coal, which initiatives may be incorporated in the Twelfth Five-Year Plan for National Economic and Social Development, may have significant effects on our business operations.  If efforts to reduce energy consumption, to use low-carbon coal, and to control greenhouse gas emissions reducing coal consumption, our revenue would decrease and our business would be adversely affected.

We depend on key persons and the loss of any key person could adversely affect our operations.

                The future success of our investments in China is dependent on our management team, including Mr. Dickson V. Lee, our Chairman and Chief Executive Officer, Mr. Clayton Fong, our Executive Vice President of US operations, and managers who are multi-lingual, understand cultural differences, and are adept at doing business internationally.  If one or more of our key personnel are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and we may incur additional expenses to recruit and train new personnel.  The loss of our key personnel could severely disrupt our business and its financial condition and results of operations could be materially and adversely affected.  Furthermore, since the industries we invest in are characterized by high demand and intense competition for talent, we may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future.  We cannot assure our investors that we will be able to attract or retain the key personnel needed to achieve our business objectives.  Currently, only Mr. Lee is covered by a one-year term accident insurance policy in China, which is paid for by the Company.  Although we currently do not maintain “key person” life insurance for any of its key personnel, we are in a process of obtaining a “key person” life insurance package for Mr. Lee and we expect to obtain such insurance policy in 2011.

We may suffer losses resulting from industry-related accidents and lack of insurance.

                We operate coal mines and related facilities that may be affected by water, gas, fire or structural problems and earthquakes. As a result, we, like other companies operating coal mines, have experienced accidents that have caused property damage and personal injuries. Although the Company continuously reviews its existing operational standards, including insurance coverage, and it has implemented safety measures, fire training at our mining operations and provided on-the-job training for our employees and workers, there can be no assurance that industry-related accidents and earthquakes will not occur in the future.  The insurance industry in China is still in its developmental stage and the Chinese insurance companies offer only limited business insurance products.  We currently only have work-related injury insurance for our employees at the DaPuAn, SuTsong and Ping Yi Mines, and limited accident insurance for staff working in China. Any uninsured losses and liabilities incurred by us could have a material adverse effect on our financial condition and results of operations.

Disruptions to the Chinese railway transportation system and the other limited modes of transportation by which we deliver our products may adversely affect our ability to sell our coal products.

                A substantial portion of the coal products we sell is transported to our customers by the Chinese national railway system. As the railway system has limited transportation capacity and cannot fully satisfy coal transportation requirements, discrepancies between capacity and demand for transportation exist in certain areas of the PRC. No assurance can be given that we will continue to be allocated adequate railway transport capacity or acquire adequate rail cars, or that we will not experience any material delay in transporting our coal as a result of insufficient railway transport capacity or rail cars.

                Some of our business operations depend on a single transportation carrier or a single mode of transportation to deliver our coal products. Disruption of any of these transportation services due to weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks, and other events could temporarily impair our ability to supply coal to our customers. Our transportation providers may face difficulties in the future that may impair our ability to supply coal to our customers, resulting in decreased revenues.

Our continued operations of coal mines are dependent on our ability to obtain and maintain mining licenses and other PRC government approvals for our mining operations.

                Unlike land in the United States, much of which is owned by private individuals, the land and underlying minerals in China belongs to the Chinese government and is only leased to lessees such as the Company on a long-term basis, ranging from 40 to 70 years.

                Like land in China, coal reserves are owned by the Chinese government, which issues a mining license when the government leases exclusive mining rights to a mining operator on a long term basis (normally 50 years). This license allows the mining operators to operate and extract coal from the mine. Thus, coal mining licenses are the exclusive evidence for approval of a coal mine’s mining rights by the Chinese government. The government charges all mining operators an upfront fee plus a surcharge ranging from 2%-3% of the value of the coal excavated from the ground.

                The coal industry in China is heavily regulated by the government for safety and operational reasons. Several licenses and permits are required in order to operate a coal mine. These licenses and permits, once issued, are reviewed typically once a year.

Our ownership structure is subject to regulatory controls, approvals and timely payments in connection with our acquisitions.  Failure to obtain such approvals or to timely remit required payments may cause the unwinding of our acquisitions.

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

                Our subsidiaries KMC and TNI have been registered as American subsidiaries, and all required capital contributions have been made into them.  We are also in the process of registering our equity ownership interest in the DaPuAn and SuTsong Mines with the Chinese government, under the provisional name “L & L Coal Partners” through a nominee who is a Chinese citizen that holds our equity ownership in trust for the benefit of the Company under an agency agreement executed in April 2008.  Because this equity will be held by a nominee, no SAFE approval is necessary for it. The Company believes that Circular 75 and other related Circulars or regulations may likely be further clarified by SAFE, in writing or through oral comments by officials from SAFE, or through implementation by SAFE in connection with actual transactions.  However, failure by the Company to obtain the required PRC government approvals for the Company’s acquisitions or failure to remit all of the required payments for acquisitions may lead to such acquisitions being deemed void or the unwinding of such acquisitions.  Should this occur, we may seek to acquire the equity interest of our subsidiaries through other means, although we cannot guarantee that we will do so, nor can we guarantee that we will be successful if we do.

Risks inherent to mining could increase the cost of operating our business.

                Our coal mining operations are subject to conditions beyond our control that can delay coal deliveries or increase the cost of mining at particular mines for varying lengths of time.  These conditions include weather and natural disasters, unexpected maintenance problems, key equipment failures, variations in coal seam thickness, variations in the amount of rock and soil overlying the coal deposit, variations in rock and other natural materials and variations in geologic conditions.

                As with all underground coal mining companies, our operations are affected by mining conditions such as a deterioration in the quality or thickness of faults and/or coal seams, pressure in mine openings, presence of gas and/or water inflow and propensity to spontaneous combustion, as well as operational risks associated with industrial or engineering activity, such as mechanical breakdowns.  Although we have conducted geological investigations to evaluate such mining conditions and adapt our mining plans to address them, there can be no assurance that the occurrence of any adverse mining conditions would not result in an increase in our costs of production, a reduction of our coal output or the temporary suspension of our operations.

                Underground mining is also subject to certain risks such as methane outbursts and accidents caused by roof weakness and ground-falls. There can be no assurance that the occurrence of such events or conditions would not have a material adverse impact on our business and results of operations.

Risks Related to Doing Business in China

Our Chinese operations pose certain risks because of the evolving state of the Chinese economy, political, and legislative and regulatory systems.  Changes in the interpretations of existing laws and the enactment of new laws may negatively impact our business and results of operation.

Although our principal executive office is located in Seattle, Washington, all of our current coal business operations are conducted in China.  Accordingly, our results of operations, financial condition and prospects are subject to economic, political and legal developments in China.  China’s economy differs from the economies of most developed countries in many respects, including its levels of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources.  Doing business in China involves various risks including internal and international political risks, evolving national economic policies, governmental policy on coal industry, as well as financial accounting standards, expropriation and the potential for a reversal in economic conditions.  Since the late 1970s, the Chinese government has been reforming its economic system.  These policies and measures may from time to time be modified or revised.  While the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China.  Furthermore, while the Chinese government has implemented various measures to encourage economic development and guide the allocation of resources, some of these measures may also have a negative effect on us.  For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.  Also, since early 2004, the Chinese government has implemented certain measures to control the pace of economic growth including certain levels of price controls on raw coking coal.  Such controls could cause our margins to be decreased.  In addition, such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.  Adverse changes in economic policies of the Chinese government or in the laws and regulations, if any, could have a material and adverse effect on the overall economic growth of China, and could adversely affect our business operations.

                There are substantial uncertainties regarding the application of Chinese laws, especially with respect to existing and future foreign investments in China.  Despite China having its own securities laws and regulators, the Chinese legal system is in a developmental stage and has historically not enforced its Chinese securities law as rigidly as their U.S. counterparts. The interpretation and application of existing Chinese laws, regulations and policies, and the stated positions of the Chinese authorities may change and possible new laws, regulations or policies will impact our business and operations.  Because of the evolving nature of the law, it will be difficult for us to manage and plan for changes that may arise.  China’s judiciary is relatively inexperienced in enforcing corporate and commercial law, resulting in significant uncertainty as to the outcome of any litigation in China. Consequently, there is a risk that should a dispute arise between the Company and any party with whom the Company has entered into a material agreement in China, the Company may be unable to enforce such agreements under the Chinese legal system. Chinese law will govern almost all of the Company's acquisition agreements, many of which may also require the approval of Chinese government agencies. Thus, the Company cannot assure investors that the target business will be able to enforce any of the Company’s material agreements or that remedies will be available outside China.

                Our business is and will continue to be subject to central, provincial, local and municipal regulation and licensing in China. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process. Compliance with foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, will increase the risk of investing in our stock.

We may have to incur unanticipated costs because of the unpredictability of the Chinese legal system.

The Chinese legal system has many uncertainties.  The Chinese legal system is based on written statutes.  Prior court decisions may be cited for reference but have limited precedential value.  Since 1979, Chinese legislation and regulations have enhanced the protections afforded to various forms of foreign investments in China.  However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China.  In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties.  In addition, the Chinese legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect.  As a result, we may not be aware of our violation of these policies and rules until sometime after the violation.  In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

It will be difficult for any shareholder to commence a legal action against our executives. Most of our assets are located in China.

                Because our directors and officer(s) reside both within and outside of the United States, it may be difficult for an investor to enforce his or her rights against them or to enforce United States court judgments against them if they live outside the United States.  Most of the Company's assets are located in China, outside of the United States.  Additionally, the Company plans to continue acquiring other energy-related entities in China in the future. It may therefore be difficult for investors in the United States to enforce their legal rights, to effect service of process upon the Company or the Company's directors or officers, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on the Company or the Company's directors and officers under federal securities laws.  Moreover, China currently does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgments of courts.

Our industry is heavily regulated and we may not be able to remain in compliance with all such regulations and we may be required to incur substantial costs in complying with such regulation.

                We are subject to extensive regulation by China’s Mining Ministry, and by other provincial, county and local authorities in jurisdictions in which our products are processed or sold, regarding the processing, storage, and distribution of our product.  Our processing facilities are subject to periodic inspection by national, province, county and local authorities.  We may not be able to comply with current laws and regulations, or any future laws and regulations.  To the extent that new regulations are adopted, we will be required to adjust our activities in order to comply with such regulations.  We may be required to incur substantial costs in order to comply.  Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material and adverse effect on our business, operations and finances.  Changes in applicable laws and regulations may also have a negative impact on our sales.

                The government regulation of our operations imposes additional costs on us, and future regulations could increase those costs or limit our ability to crush, clean and process coking coal.  China’s central, provincial and local authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability.  We are required to prepare and present to China’s central, provincial and local authorities data pertaining to the effect or impact that any proposed processing of coal may have upon the environment.  The costs, liabilities and requirements associated with these regulations may be costly and time-consuming and may delay commencement, expansion or continuation of our coal processing operations. The possibility exists that new legislation and/or regulations and orders may be adopted that may materially and adversely affect our operations, our cost structure and/or our customers’ ability to use coal.  New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us and our customers to change operations significantly or incur increased costs.  Certain sales agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use.  These factors and legislation, if enacted, could have a material adverse effect on our financial condition and results of operations.

We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities.

                Effective July 21, 2005, The People’s Bank of China announced that the Renminbi (RMB) exchange rate regime changed from a fixed rate of exchange based upon the U.S. dollar to a managed floating exchange rate regime based upon market supply and demand of a basket of currencies.  On July 26, 2005, the exchange rate against the Renminbi was adjusted to 8.11 Renminbi per U.S. dollar from 8.28 Renminbi per U.S. dollar, which represents an adjustment of approximately two percent.  As of January 4, 2010, Renminbi appreciated to approximately RMB 6.83 per U.S. Dollar.  It is expected that the revaluation of the Renminbi and the exchange rate of the Renminbi may continue to change in the future.  Fluctuations in the exchange rate between the Chinese RMB and the United States dollar could adversely affect our operating results.  Results of our business operations are translated at average exchange rates into United States Dollars for purposes of reporting results.  As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities.  Fluctuations may adversely affect the comparability of period-to-period results.  We do not use hedging techniques to eliminate the effects of currency fluctuations.  Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock prices.

Risks Related To Corporate and Stock Matters

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•    actual or anticipated fluctuations in our quarterly operating results;

•    changes in financial estimates by securities research analysts;

•    conditions in coal energy markets;

•    changes in the economic performance or market valuations of other coal energy companies;

•    announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•    addition or departure of key personnel;

•    fluctuations of exchange rates between RMB and the U.S. dollar;

•    intellectual property litigation; and

•    general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

Our corporate actions are substantially influenced by our principal stockholders and affiliated entities.

                Our management members and their affiliated entities own or have the beneficial ownership right to approximately 33 % of our outstanding common shares, representing approximately 33 % of our voting power.  These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities.  While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management.  There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

If we issue additional shares in the future, this may result in dilution to our existing stockholders.

                Our articles of incorporation, as amended, authorize the issuance of 120,000,000 shares of common stock and 2,500,000 shares of preferred stock.  Our board of directors has the authority to issue additional shares up to the authorized capital stated in the articles of incorporation.  Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future.  The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock.  If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our Company.

                The Company’s business strategy calls for strategic acquisitions of other coal-related businesses. It is anticipated that future acquisitions will require cash and issuances of our capital stock, including our common stock, warrants, preferred shares, or convertible bonds in the future. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing from either the public sector, or private financing. Equity financing would result in dilution for our stockholders. Stock issuances and equity financing, if obtained, may not be on terms favorable to us, and could result in dilution to our stockholders at the time(s) of these stock issuances and equity financings.

                The authorized preferred stock constitutes what is commonly referred to as "blank check" preferred stock.  This type of preferred stock allows the Board of Directors to divide the preferred stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval.  Preferred stock authorized in series allows our Board of Directors to hinder or discourage an attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management.  In addition, the market price of our common stock could be materially and adversely affected by the existence of the preferred stock.

Stockholders should have no expectation of any dividends.

                The holders of our common stock are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available therefore.  To date, we have not declared nor paid any cash dividends.  The board of directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

        Payment of dividends in the PRC is subject to limitations. We may not be able to pay dividends to our stockholders.

                We conduct all of our business through our consolidated subsidiaries incorporated in the PRC. We may rely on dividends paid by these consolidated subsidiaries for our cash needs, including funds necessary to pay any dividends and other cash distributions to our stockholders, and may serve debt we may incur and to pay our possible operating expenses. The payment of dividends by entities established in the PRC is subject to limitations. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in the PRC. Each of our PRC subsidiaries, including wholly foreign-owned enterprises and joint venture enterprises is also required to set aside certain amount of its after-tax profit based on PRC accounting standards each year to its general reserves or statutory capital reserve fund until possible, the aggregate amount of such reserves reaches 50% of its respective registered capital. Our statutory reserves are not distributable as loans, advances or cash dividends. In addition, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. As of April 30, 2010, our PRC subsidiaries had not allocated to these reserves. Any limitations on the ability of our PRC subsidiaries to transfer funds to us may materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

                In addition, under a new PRC tax law that became effective in January 2008 and the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Arrangement, which became effective on January 1, 2007, dividends from our PRC subsidiaries paid to us through our Hong Kong subsidiary may also be subject to a withholding tax at a rate of 5%. The withholding tax on dividends may be exempted or reduced by the State Council of the PRC. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

                We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its Annual Report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting.  In addition, beginning with our Annual Report for the year ending April 30, 2010, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act. We also expect these developments will make it more difficult and more expensive for the Company to attract and retain additional members to the Board of Directors (both independent and non-independent), and additional executives.

New governmental regulation relating to greenhouse gas emissions may subject us to significant new costs and restrictions on our operations

Climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. There are bills pending in Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances to offset emissions of greenhouse gas. In addition, several states are considering various greenhouse gas registration and reduction programs. Certain of our manufacturing plants use significant amounts of energy, including electricity and gas, and emit amounts of greenhouse gas are likely to be affected by existing proposals. Greenhouse gas regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, potentially restrict access to or the use of natural gas, require us to purchase allowances to offset our own emissions or result in an overall increase in our costs of raw materials, any one of which could significantly increase our costs, reduce our competitiveness in a global economy or otherwise negatively affect our business, operations or financial results. While future emission regulation appears likely, it is too early to predict how this regulation will affect our business, operations or financial results

Item 1B. Unresolved Staff Comments

Currently, we are in process of answering the S-1 reviewing comments.  The S-1 was submitted to the SEC for resale purposes for the prior fund raising activities.   As there were 63 SEC staff comments initially, it has been reduced to 31 questions which are in process of being answered.

Item 2. Properties

        As of April 30, 2010,

1)       We own an office property located at 898 Beijing Road, 15th floor, Kunming, China.  It is approximately 8,600 sq ft.  The space is our operational center in China.

2)       Our Seattle Corporate office lease consists of approximately 2,072 sq ft of office space, located at 130 Andover Park East, Seattle, WA  98188.  It is an operating lease expiring in September 2010.  We also have a month-to-month sublease on the second floor.  It is approximately 2,250 sq ft of office space.  In June 2010, we entered into a six-month lease agreement effective August 2010 in leasing 7,667 sq ft of office space in the same building.

3)       We own an office property, located at Suite 2503, United Plaza, Shenzhen, China, for L&L’s marketing purposes, the office has approximately 1,600 sq ft in space.  This office is about one hour by car from the Hong Kong Airport.

4)       Our Guangzhou office’s lease consists of approximately 2,000 sq ft of office space, located at suite 3401, Citic Plaza, 233 TianHe N. Road, Guangzhou, China.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings and we are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us, other than the legal proceeding described below:

Bratek v. L&L Financial Holdings, et al. On or about November 13, 2009, Ronald F. Bratek (an individual) filed a Complaint in the Superior Court of New Jersey, Mercer County, against the Company (under its former name “L&L Financial Holdings, Inc.”) and Dickson V. Lee.  The Complaint alleges claims for frauds and declaratory judgment in relation to Bratek’s past purchase of securities and warrants.  The Company believes the implication of this proceeding is not material, and disputes all of Bratek’s claims pertaining to his alleged claims regarding the exercise of his warrant within a specified time period, and will assert appropriate counterclaims..

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

                Our common stock began trading on the NASDAQ Stock Market under the symbol LLEN on February 18, 2010.  Prior to our common stock trading on the NASDAQ, our common stock has traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “LLFH” since August 2008.

                The following table sets forth, for the periods indicated, the range of high and low closing sales prices of our common stock as quoted on the NASDAQ Global Market and Over-The-Counter Bulletin Board (“OTCBB”).

Common Stock

Quarter Ended	High	Low

April 30, 2010 (Q4)	14.29	5.93
January 31, 2010 (Q3)	7.75	4.49
October 30, 2009 (Q2)	6.25	3.02
July 31, 2009 (Q1)	3.50	1.68

April 30, 2009 (Q4)	1.85	0.55
January 31, 2009 (Q3)	2.50	1.01
October 30, 2008 (Q2)	2.50	2.00
July 31, 2008 (Q1)	N/A	N/A

Dividends

                We had not declared or paid any cash dividends on our common stock.  We intend to retain earnings, if any, to finance development and expansion of the business.  As a result, we do not anticipate paying dividends on our common stock in the foreseeable future.  Payment of dividends, if any, will depend on our future earnings, capital requirements and financial position, plans for expansion, general economic conditions and other pertinent factors.

Sales of Securities

October 2009 Financing

On October 8, 2009, we entered into a Securities Purchase Agreement with accredited investors (the "October Buyers"), pursuant to which we sold issued Units (the "October Units") to the October Buyers, consisting of common stock and common stock warrants.  Each Unit purchased consisted of one share of unregistered common stock of the Company (the "Common Stock") and 6/10ths of a warrant (the "October Warrants") to purchase a share of common stock at an exercise price of $5.62 per share and expiring in October 2014 (as exercised, collectively the "October Warrant Shares").  Each Unit was priced at $3.90.  On October 8, 2009, our common stock closed at $5.58 per share on the OTCBB.  We sold a total of 1,371,021 October Units for gross proceeds of $5,346,980 and representing 1,371,021 shares of Common Stock.  Pursuant to the terms of October Warrants, the October Buyers also became entitled to purchase up to approximately 822,613 shares of Common Stock of the Company at an exercise price of $5.62 per share.  The October Warrants have a term of 60 months after the issue date of October 8, 2009.  The exercise price and number of shares issuable upon exercise of the October Warrants are subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.  The October Warrants also have a cashless exercise provision that such holders may utilize after six months from the issuance date of such warrant if a registration statement covering the shares of Common Stock underlying the October Warrants is not available to the Warrant holders and a provision which limits the October Warrant holders right to exercise the October Warrant if such exercise would result in the holder owning more than 9.99% of the Common Stock.  Laidlaw & Co. (UK) Ltd., a member of FINRA, acted as the placement agent for the transaction which was closed on October 8, 2009 at $5.58 per share of the last trading price.

November 2009 Financing

On November 6, 2009, we entered into a Securities Purchase Agreement with accredited investors (the "November Buyers"), pursuant to which the Company sold issued Units (the "November Units") to the November Buyers, consisting of common stock and common stock warrants.  Each Unit purchased consisted of one share of unregistered common stock of the Company (the "Common Stock") and 6/10ths of a warrant (the "November Warrants") to purchase a share of common stock at an exercise price of $5.62 per share and expiring in November 2014 (as exercised, collectively the "November Warrant Shares"). Each Unit was priced at $3.90.  On November 6, 2009, our common stock closed at $5.65 per share on the OTCBB.  We sold a total of 835,389 November Units for gross proceeds of $3,258,000 and representing 835,389 shares of Common Stock.  Pursuant to the terms of November Warrants, the November Buyers also became entitled to purchase up to approximately 501,236 shares of Common Stock of the Company at an exercise price of $5.62 per share.  The November Warrants have a term of 60 months after the issue date of November 6, 2009.  The exercise price and number of shares issuable upon exercise of the November Warrants are subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.  The November Warrants also have a cashless exercise provision that such holders may utilize after six months from the issuance date of such warrant if a registration statement covering the shares of Common Stock underlying the November Warrants is not available to the Warrant holders and a provision which limits the November Warrant holders right to exercise the November Warrant if such exercise would result in the holder owning more than 9.99% of the Common Stock.  The November Financing closed on November 6, 2009 at $5.65 per share of the last trading price.

Three (new) to One (old) Split of the Company’s securities in 2004.

                In 2004, we made a three (new) for one (old) split of our securities.  Total units of warrants issued were also increased in 2004 accordingly.  We have not had any other securities split since 2004.

Status of Equity Securities

                We have three kinds of equity securities; preferred stock, common stock, and warrants.  As of April 30, 2010, we have 2.5 million authorized preferred shares; none of these preferred shares are issued and outstanding.  We have 120 million authorized common shares.  There are 400,000 common shares issued but held as treasury stock by us, and there are 28,391,735 common shares issued and outstanding as of April 30, 2010.

Item 6. Selected Financial Data

	Years Ended April 30,

	2010	2009	2008
Statements of Operations Data:
Revenues	$ 109,217,838	$ 40,938,128	$ 23,381,508
Cost of Revenues	57,036,887	17,946,206	21,994,429
Gross Profit	52,180,951	22,991,922	1,387,079
Total Operating Expenses	9,855,351	3,996,795	887,464
Income from Operations	42,325,600	18,995,127	499,615
Total Other Income (Expense)	301,626	(265,356)	(25,174)
Income Before Income Taxes, Discontinued Operations, Net of Tax, and Non-Controlling Interests	42,627,226	18,729,771	474,441
Income Tax Provision	4,531,088	1,219,457	186,461
Income from Discontinued Operations, Net of Tax	834,181	145,220	806,368
Net Income Attributable to Non-Controlling Interests	7,040,555	7,315,330	119,879
Gain (Loss) on Disposal	1,017,928	(382,961)	0
Net Income	$32,907,692	$ 9,957,243	$ 974,469

Earnings per share:
Basic	$1.35	$0.46	$0.05
Diluted	$1.28	$0.46	$0.05
Weighted average shares outstanding:
Basic	24,375,508	21,492,215	20,854,212
Diluted	25,748,036	21,822,215	21,255,210

	As of April 30,

	2010	2009	2008
Balance Sheets Data:
Cash and Cash Equivalents	$ 7,327,369	$ 5,098,711	$ 948,210
Working Capital	31,973,257	20,496,386	15,393,309
Total Assets	129,161,726	54,275,375	29,740,415
Total Shareholders’ Equity	$ 78,222,442	$ 22,432,979	$ 12,238,137

Item 7. Management's Discussion and Analysis or Plan of Operation

Overview

                We currently operate three mines, three coal washing facilities, one coking and one coal wholesale operation in China.  Although China has substantial coal resources, the industry is fragmented and inefficient including many small companies who lack economies of scale to maximize capacity. China’s mining companies have been unable to produce enough coal to meet China’s growing coal demand subsequently the government has implemented a policy of consolidation to increase capacity and improve efficiency and safety. L&L acquires small mines that lack the capital and management expertise to expand to the 300,000 tons a year minimum production required. L&L has successfully integrated and expanded three mines, all of which are well on their way to meeting the 300,000 tons a year threshold. We are confident that the consolidation policy will continue and create more acquisition opportunities for L&L.

                Currently 70% of China’s energy is produced from coal resulting in China consuming over 40% of the world’s coal. It is estimated that demand will continue to increase for several decades, thus producing a favorable business environment for ongoing operations. We plan to continue leveraging on our in-China experience, U.S. management skills, and U.S. accounting knowledge to become a leading coal energy company in the coal-rich Yunnan and Guizhou Provinces.

                We plan to expand our coal business two ways first through expansion of existing operations in accordance with the consolidation policy and second through continued acquisitions of operations that lack the capital and management skills to expand to meet the minimum capacity required by the government.

                Our operations are located in inland China, which is being developed at a faster rate than the coastal areas that have historically received most of the government’s focus. We expect this development to expand the demand for our coal.

                We believe that China’s safety and environmental regulations will continue to become more onerous and will raise the barriers to entry in the coal industry.  We expect coal prices to continue to rise in 2010.

                Our results of operations discussed below include those of the LEK air compressor business, which we disposed of in January 2009 and Hon Shen Coal Co., Ltd. (“HSC”), disposed of in April 2010.

Results of Operations

Twelve months ended April 30, 2010 (“2010”) compared to the twelve months ended April 30, 2009 (“2009”), twelve months ended April 30, 2009 (“2009”) compared to the twelve months ended April 30, 2008 (“2008”)

Total Revenue

1)       During the fiscal year ended on April 30, 2010, our revenues increased by approximately 167% to $109,217,838 as compared to $40,938,128 in 2009.  Our revenues increased over the last fiscal year were through acquisitions and organically through expansion of current operations.  Organically we increased the capacity of DaPuAn and SuTsong (2 Mines) and built a coal washing facility at our DaPuAn mine site.  We acquired Hong Xing Coal washing, Zone Lin Coking and Ping Yi Mine. These acquisitions were made in the third quarter of the fiscal year, which primarily added to the 3rd and 4th quarter numbers.

 HSC operation, which we disposed of this year, was included in the discontinued operations on the financial statements. The breakdown of revenue by entity of Two Mines, KMC, and TNI operations is approximately $40.6 million, $37.1 million, and $31.5 million of sales, respectively, for the year ended April 30, 2010. As China’s economy continues to grow at 8 to9% per year, it needs additional coal, creating a shortage of coal which drives the coal prices up.  During 2009, our coal related sales increased by approximately 75% to $40,938,128 as compared to $23,381,508 in 2008.  The sales reported on the Consolidated Statements of Income excludes sales generated by LEK sales because of our spin off of the LEK air compressor operation in January of 2009, and, as a result, the LEK sales are being treated as a discontinued operation and were not included, following U.S. generally accepted accounting principles (U.S. GAAP). The increase in our sales for the year ended April 30, 2009 is mainly due to our acquisition of a controlling equity interest in the 2 Mines, which occurred May 2008.  Our revenue of $40,938,128 only represents revenue generated from our coal businesses and does not include the LEK revenue of approximately $9 million, as U.S. GAAP requires LEK’s sales to be excluded in the Consolidated Statement of Income. LEK’s net income is also reported on a separate line in the Consolidated Statement of Income.

2)       As of April 30, 2010, we controlled 100% of the KMC operations, 80% of 2 Mines, and 98% of TNI.  As of April 30, 2009, we controlled 100% of the KMC operations, and 60% of the equity ownership of 2 mines.

Cost of Sales and Gross Profit

                During the fiscal year ended April 30, 2010, our cost of sales increased by approximately 218% from $17,946,206 in 2009 to $57,036,887 in 2010.  The gross profit increased by approximately 127% from $22,991,922 in 2009 to $52,180,951 in 2010.  The gross profit margin was 47.8% in 2010 and 56.2% in 2009. Gross margins were lower primarily due to two factors.  First expansion into washing and coking are lower margin businesses, but vertical integration increases the overall value of the coal and adds stability to the supply chain. Second, expansion of capacity and increases in safety standards on new acquisitions require up front investments.

During the fiscal year ended April 30, 2009, the Company cost of sales decreased by approximately 18% from $21,994,429 in 2008 to $17,946,206 in 2009. The gross profit increased by approximately 1,558% from $1,387,079 in 2008 to $22,991,922 in 2009. The increments of gross profit were mainly due to the increase of sales of the KMC operations, and the acquisition of 2 Mines operations which has a higher gross profit margin.

Total Operating Expenses:

                Total operating expense of $9,855,351 incurred in fiscal year ended April 30, 2010, representing an increase of $5,858,556 (or 147%) as compared to $3,996,795 in 2009. The increase was due to the growth of our business and the acquisitions which led to increase in personnel, legal and professional expenses.  Total operating expenses of $3,996,795 incurred in 2009, representing an increase of $3,109,331 (or 350%) as compared to $887,464 in 2008. The increase in total operating expenses was mainly due to the newly acquired 2 Mines, which resulted in an increase of our operating expenses, as well as personal cost and selling, general and administrative expenses.

Interest Expenses

                Interest expense of $196,558 for the fiscal year ended April 30, 2010, representing a decrease of $68,628 (or 26%) from $265,186 in 2009. The decrease reflected in interest expense relates to lower average bank balances during the year.  Interest expenses of $265,186 in 2009, representing an increase of $240,251 (or 964%) from $24,935 in 2008. The increase reflected an increase in interest expenses due to debt assumed related to the newly acquired 2 Mines during 2009.

Other Expenses (Income)

                Other income of $498,184 for the fiscal year ended April 30, 2010 is comprise of the cancellation of debt owed of the sellers of the 2 Mines after renegotiations.

Income Taxes

                Income taxes of $4,531,088 for the fiscal year ended April 30, 2010, representing an increase of $3,277,030 (or 272%) from $1,219,457 in 2009. The increase reflected increment of net income for the period.  Income taxes of $1,219,457 for 2009, representing an increase of $1,032,996 (or 554%) from $186,461 in 2008. The increase reflected increment of net income for the period.

Discontinued Operations

                Income from discontinued operation of $1,852,109 for the fiscal year ended April 30, 2010 represent $1,017,928 gain from disposal of HSC and $834,181 from net income from discontinued operations, while there was $237,741 loss from discontinued operation in the year ended April 30, 2009 represent $382,961 loss on disposal of LEK and $145,220 of net income from discontinued operations.  Income from discontinued operation of $806,368 for 2008 represent net income from discontinued operation from the LEK operations.

Non-controlling Interest

                Non-controlling interest for the fiscal year ended April 30, 2010 was $7,040,555 representing a decrease of $274,775 (or 4%) from $7,315,330 for 2009.  The decrease of non-controlling interest is mainly due to increase of our equity ownership of our subsidiaries.  Non-controlling interest for 2009 was $7,315,330, representing an increase of $7,195,451(or 6,002%) from $119,879 for 2008.  The increase in non-controlling interest was mainly due to our increase in ownership from 60% to 80% related to the 2 Mines.

Net Income

                Net income of $32,907,692 for the fiscal year ended April 30, 2010, representing an increase of $22,950,449 (or 230%) from $9,957,243 in 2009.  The increase is mainly due to the acquisition of PYC, HongXing and ZoneLin, and the improved efficiencies of the operations of the subsidiaries.  Net income of $9,957,243 for 2009, representing an increase of $8,982,774 (or 922%) from $974,469 in 2008. The increase in net income was a result of increased revenue generated from sales of coal from the newly acquired 2 Mines.

Change in Liquidity and Capital Resources

                The following factors affected the Company’s liquidity status and capital resources:

                Net cash provided by operating activities was $29,619,129 for the year ended April 30, 2010.  For the year ended April 30, 2009, net cash flow provided by operating activities was $16,924,070.  The cash improvement incurred during the current year is due to an increase in net income mainly due to the acquisition of the HongXing and ZoneLin operations under TNI and PYC under KMC.  Net cash provided by operating activities was $109,814 for the year ended April 30, 2008.  The cash improvement incurred during the year ended April 30, 2009 is due to combined effects of an increase of the current year operating profit of both 2 Mines and KMC operations.

                Net cash used in investing activities was $39,584,055 during the year ended April 30, 2010, compared to $17,266,929 used in investing activities during the same period in 2009. It shows an increase of cash used to the construction-in-progress and purchase of property and equipment.  Net cash used in investing activities was $82,874 during the year ended on April 30, 2008.

               Net cash provided by financing activities was $12,140,692 during the year ended April 30, 2010, compared to $3,883,786 was used during the same period in 2009.  It shows an increase of $8,256,906 (or 213%), which was mainly due to the increase of proceeds from issuance of stock and proceeds from warrant conversion.  Net cash provided by financing activities was $727,009 for the year ended April 30, 2008 was mainly due to proceeds from issuance of stock and warrant conversion.

Off-Balance Sheet Arrangements:

                The Company does not have any off-balance sheet financing arrangements for fiscal year ended April 30, 2010 and 2009.

Contractual Obligations

At April 30, 2010, we were contractually obligated to make injection of capital per our purchase agreements as follows:

	Total	Less than 1 year	1-2 years	3-5 years	After 5 years

DaPuAn & SuTsong Mines	$ 5,027,746	$ 0	$ 0	$5,027,746	$ 0
Ping Yi Coal Mine	590,000	590,000	-	-	-
L&L Yunnan Tianneng Industry	4,000,000	4,000,000	-	-	-
Total	$ 9,617,746	$4,590,000	$ 0	$5,027,746	$ 0

Critical Accounting Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We have identified certain accounting policies that are significant to the preparation of our financial statements.  These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments.  We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Revenue Recognition - In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 13, “Revenue Recognition,” the Company recognizes revenue when it is realized or realizable and earned. The Company must meet all of the following four criteria under SAB 104 to recognize revenue:

  Persuasive evidence of an arrangement exists
  Delivery has occurred
  The sales price is fixed or determinable
  Collection is reasonably assured

                Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

                When the Company purchases coal from other mining companies, the customers pick up the coal directly from those mine premises or the coal is shipped directly from other coal mining companies.  Purchases and shipments of the coal from other mining companies are arranged at the same time.  Revenue of brokered coal is recognized at the time of delivery. The Company’s revenue recognition policies are in compliance with ASC 605, which stipulates recognition of revenue when a formal arrangement exists, the price is fixed or determinable, when coal is loaded in the mining site on truck or train, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

                When the Company purchases coal from other mining companies, the Company either picks up coal directly from those mine premises or coal is shipped directly from the mining companies to the Company.  Revenue of brokered coal is recognized at the time of delivery at the supplying mine site.

Accounts receivable - The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The accounts receivable are due primarily from customers in China, who had done business with the Company.  Historically, the Company has not experienced material losses due to uncollectible accounts receivable.  Thus, the Company deemed no bad debt allowance is necessary.

Inventories – Inventories are stated at the lower of cost and net realizable value, as determined on moving average basis of our coal products. Over time, the uncertainties involving coal prices might have an impact on the net realizable value of our inventories if instability of political issues of the Chinese government which might result in changes in the overall supply and demand of coal product which is related to our main business.

Asset Retirement Cost and Obligation – The Company follows Accounting for Asset Retirement Obligations, codified in FASB ASC Topic 410.  This Statement generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred.  Obligations normally are incurred at the time development of a mine commencement for underground mines or construction begins for support facilities and refuses areas. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value.  Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset.  Amortization of the related asset is calculated on a unit-of-production method by amortizing the total cost over the salable reserves multiplied by production during the period.

Impairment of Long-Lived Assets - The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of April 30, 2010 and 2009, there was no impairment of its long-lived assets.

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  GAAP also requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. As of April 30, 2010, income tax positions must meet a more-likely-than-not recognition threshold to be recognized.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

                Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  No material deferred tax amounts were recorded at April 30, 2010 and 2009, respectively.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

                The charge for taxation is based on the results for the reporting period as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

                The Company’s operating subsidiaries located in PRC are subject to PRC income tax. The new Chinese Enterprise Income Tax (“EIT”) law was effective on January 1, 2008. Under the new Income Tax Laws of PRC, a company is generally subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

Stock-Based Compensation - The Company records stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC 718, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

                The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of warrants granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the warrants. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee warrants, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee warrants. Although the fair value of employee warrants is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

                In September 2009 the New FASB Accounting Standards Update 2009-08 issued in Earnings Per Share (amendments to Section 260-10-S99). This update includes technical corrections to Topic 260-10-S99 Earnings Per Share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that includes redemption or an induced conversion of a portion of a class of preferred stock” and EITF Topic D-42, “The effect of the calculation of Earnings Per Share for the redemption or induced conversion of preferred stock.” The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

                ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) was issued in January 2010. This ASU amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to require new disclosures regarding transfers in and out of Level 1 and Level 2, as well as activity in Level 3, fair value measurements. This ASU also clarifies existing disclosures over the level of disaggregation in which a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. This ASU further requires additional disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 will be effective for financial statements issued by the Company for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.  We do not anticipate that the adoption of ASU No. 2010-06 will have a material impact on the consolidated financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data

L &L Energy, Inc. and Subsidiaries

Consolidated Financial Statements

For the Years Ended April 30, 2010, 2009 and 2008

Contents

Page

Report of Independent Registered Public Accounting Firm	27

Consolidated Financial Statements:

Consolidated Balance Sheets as of April 30, 2010 and 2009	28

Consolidated Statements of Income and Other Comprehensive Income
for the years ended April 30, 2010, 2009 and 2008	29

Consolidated Statement of Stockholders' Equity for the years ended
April 30, 2010, 2009 and 2008	30

Consolidated Statements of Cash Flows for the years ended
April 30, 2010, 2009 and 2008	31

Notes to Consolidated Financial Statements	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of L & L Energy, Inc.

We have audited the accompanying consolidated balance sheets of L & L Energy, Inc. and subsidiaries as of April 30, 2010 and 2009 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2010. We were also engaged to audit L & L Energy, Inc.’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). L & L Energy, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As of and during the fiscal year ended April 30, 2010, L & L Energy, Inc. did not maintain sufficient documentation of its internal control over financial reporting.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of L & L Energy, Inc. and subsidiaries as of April 30, 2010 and 2009, and the results of its operations and its cash flows for the years in the three-year period ended April 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Since L & L Energy, Inc. did not maintain sufficient documentation of its internal control over financial reporting as of and during the fiscal year ended April 30, 2010, and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on L & L Energy, Inc.’s internal control over financial reporting.

/s/ Kabani & Co. Inc.

Los Angeles, California

July 28, 2010

L & L ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30,
	2010	2,009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,327,369	$5,098,711
Accounts receivable	17,304,949	16,906,010
Prepaid and other current assets	22,670,529	12,611,760
Other receivables	7,956,069	465,821
Inventories	9,605,103	1,524,493
Total current assets	64,864,019	36,606,795

Property, plant, equipment, and mine development, net	33,657,410	6,518,802
Construction-in-progress	17,211,093	2,085,134
Intangible assets, net	5,028,253	2,507,331
Equity interest held in a subsidiary for sale	0	573,677
Long term receivable	1,259,151	0
Related party notes receivable	7,141,800	5,983,636
Total non-current assets	64,297,707	17,668,580

TOTAL ASSETS	$129,161,726	$54,275,375

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,995,513	$4,930,866
Accrued and other liabilities	1,225,294	953,395
Other payables	15,344,920	3,000,000
Taxes payable	10,387,265	6,014,922
Customer deposits	3,937,770	300,435
Due to shareholder	0	910,791
Total current liabilities	32,890,762	16,110,409

LONG-TERM LIABILITIES
Bank loans	4,146,950	3,000,000
Long-term payable	800,000	0
Asset retirement obligation	507,279	0
Total long-term liabilities	5,454,229	3,000,000

Total Liabilities	38,344,991	19,110,409

Commitments and contingencies

EQUITY:
L&L ENERGY STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 120,000,000 shares authorized: 28,791,735 and 28,391,735 shares issued and outstanding at April 30, 2010, respectively; 21,202,200 and 20,802,200 shares issued and outstanding at April 30, 2009, respectively	28,792	21,202
Additional paid-in capital	32,781,365	10,000,693
Deferred stock compensation	0	(63,667)
Accumulated other comprehensive income	699,755	669,913
Retained Earnings	45,108,530	12,200,838
Treasury stock (400,000 shares)	(396,000)	(396,000)
Total L & L Energy stockholders' equity	78,222,442	22,432,979
Non-controlling interest	12,594,293	12,731,987
Total equity	90,816,735	35,164,966
TOTAL LIABILITIES AND EQUITY	$129,161,726	$54,275,375

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED APRIL 30,

	2010	2009	2008
NET REVENUES	$109,217,838	$40,938,128	$23,381,508
COST OF REVENUES	57,036,887	17,946,206	21,994,429
GROSS PROFIT	52,180,951	22,991,922	1,387,079

OPERATING COSTS AND EXPENSES:
Salaries & wages	2,560,128	481,128	191,808
Selling, general and administrative expenses, excluding salaries and wages	7,295,223	3,515,667	695,656
Total operating expenses	9,855,351	3,996,795	887,464

INCOME FROM OPERATIONS	42,325,600	18,995,127	499,615
OTHER INCOME (EXPENSE):
Interest expense	(196,558)	(265,186)	(24,935)
Other income (expense)	498,184	(170)	(239)
Total other income (expense)	301,626	(265,356)	(25,174)

INCOME BEFORE PROVISON FOR INCOME TAXES AND NON-CONTROLLING INTEREST	42,627,226	18,729,771	474,441
LESS PROVISION FOR INCOME TAXES	4,531,088	1,219,457	186,461
INCOME FROM CONTINUED OPERATIONS BEFORE NON-CONTROLLING INTEREST	38,096,138	17,510,314	287,980
LESS: NONCONTROLLING INTEREST	7,040,555	7,315,330	119,879
NET INCOME FROM CONTINUED OPERATIONS	31,055,583	10,194,984	168,101

DISCONTINUED OPERATIONS
Gain (loss) on disposal	1,017,928	(382,961)	-
Net income from discontinued operations	834,181	145,220	806,368
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,852,109	(237,741)	806,368

NET INCOME	32,907,692	9,957,243	974,469

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	29,842	569,574	100,339

COMPREHENSIVE INCOME	$32,937,534	$10,526,817	$1,074,808

INCOME PER COMMON SHARE – basic from continued operation	$1.27	$0.47	$0.01
INCOME PER COMMON SHARE – basic from discontinued operation	$0.08	$(0.01)	$0.04
INCOME PER COMMON SHARE – basic	$1.35	$0.46	$0.05

INCOME PER COMMON SHARE – diluted from continued operation	$1.21	$0.47	$0.01
INCOME PER COMMON SHARE – diluted from discontinued operation	$0.07	$(0.01)	$0.04
INCOME PER COMMON SHARE – diluted	$1.28	$0.46	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	24,375,508	21,492,215	20,854,212

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - diluted	25,748,036	21,822,215	21,255,210

The accompanying notes are an integral part of these consolidated financial statements.

L&L ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED APRIL 30, 2010, 2009 AND 2008

					Accumulated
			Additional	Deferred	Other
	Common Stock		Paid-in	Compensa-	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	tion	Income	Earnings	Stock	Total
Balance as of May 1, 2007	$19,706,584	$19,706	$9,147,847	$(147,667)	$107,883	$1,269,126	$-	$10,396,895
Issuance of Shares	555,018	555	245,176	-	-	-	-	245,731
Warrants converted to shares	596,362	596	480,248	-	-	-	-	480,844
Issuance of common stock for service	201,750	202	105,539	-	-	-	-	105,741
Amortization of deferred compensation	-	-	-	42,000	-	-	-	42,000
Foreign currency translation adjustment	-	-	-	-	(7,544)	-	-	(7,544)
Net income	-	-	-	-	-	974,469	-	974,469
Balance as of April 30, 2008	21,059,714	$21,059	$9,978,810	$(105,667)	$100,339	$2,243,595	$-	$12,238,136

Issuance of Shares	698,015	698	854,496	-	-	-	-	855,194
Warrants converted to shares	92,374	93	64,885	-	-	-	-	64,978
Issuance of common stock for acquisition	400,000	400	1,599,600	-	-	-	-	1,600,000
Issuance of common stock for service	663,713	664	1,273,404	-	-	-	-	1,274,068
Cancellation of Shares	(1,711,616)	(1,712)	(4,166,502)	-	-	-	-	(4,168,214)
Amortization of deferred compensation	-	-	-	42,000	-	-	-	42,000
Shareholder sold 400,000 shares to the
Company for $1	-	-	396,000	-	-		(396,000)	-
Foreign currency translation adjustment	-	-	-	-	569,574	-	-	569,574
Net income	-	-	-	-	-	9,957,243	-	9,957,243
Balance as of April 30, 2009	$21,202,200	$21,202	$10,000,693	$(63,667)	$669,913	$12,200,838	$(396,000)	$22,432,979

Issuance of common stock for cash	3,258,911	3,259	9,173,972	-	-	-	-	9,177,231
Exercise 3,211,176 warrants	3,211,176	3,211	3,912,744	-	-	-	-	3,915,955
Cashless exercise of 511,700 warrants	295,348	296	(296)	-	-	-	-	-
Beneficial conversion feature for convertible debt	-	-	100,000	-	-	-	-	100,000
Conversion of $100,000 note and $4,000 interest	160,000	160	103,840	-	-	-	-	104,000
Issue 29,902 shares for compensation	29,902	30	139,148	-	-	-	-	139,178
Issue 634,198 shares for services	634,198	634	1,287,485	-	-	-	-	1,288,119
Issuance of 336,000 warrants for compensation	-	-	302,955	-	-	-	-	302,955
Increase controlling interest in subsidiary	-	-	7,760,824	-	-	-	-	7,760,824
Amortization of deferred compensation	-	-	-	63,667	-	-	-	63,667
Foreign currency translation adjustment	-	-	-	-	29,842	-	-	29,842
Net income	-	-	-	-	-	32,907,692	-	32,907,692
Balance as of April 30, 2010	$28,791,735	$28,792	$32,781,365	$-	$699,755	$45,108,530	$(396,000)	$78,222,442

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$32,907,692	$9,957,243	$974,469
Adjustments to reconcile net income to net cash provided by operating activities:
Income from non-controlling interest	7,040,555	7,315,330	119,879
Depreciation and amortization	1,398,727	481,863	16,010
Stock compensation	302,955	-	-
Amortization of debt discount	100,000	-	-
Gain on sale of subsidiary	(1,017,928)	382,961	-
Amortization for deferred compensation	63,667	42,000	42,000
Issuance of common stock for services	139,178	1,310,453	105,741
Changes in assets and liabilities, net of businesses acquisitions:
Accounts receivable	(95,469)	(16,403,858)	11,934
Prepaid and other current assets	(10,237,627)	(12,020,070)	89,086
Inventories	(7,459,437)	(188,004)	(743,302)
Other receivable	(9,766,579)	-	-
Long term receivable	(1,259,151)	-	-
Accounts payable and other payable	9,208,435	7,667,605	162,915
Customer deposit	4,185,463	(11,244)	147,951
Accrued and other liabilities	275,517	1,468,957	133,750
Taxes payable	3,833,131	3,811,741	1,016,652
Net cash provided by (used in) discontinued operation	-	13,109,093	(1,967,271)
Net cash provided by operating activities	29,619,129	16,924,070	109,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(18,310,477)	(7,820,446)	-
Acquisition of intangible assets	-	(2,507,331)	-
Construction-in-progress	(15,125,959)	(2,085,133)	-
Change in non-controlling interest due to acquisition and disposal	(427,894)	(2,451,697)	853,025
Acquisition of businesses, net of cash acquired	(4,561,561)	-	-
Increase in investments	-	(1,405,461)	(43,376)
Increase in related party receivable	(1,158,164)	(956,861)	(726,775)
Net cash (used in) provided by investing activities	(39,584,055)	(17,226,929)	82,874

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term payable	-	3,000,000	-
Payment on bank loans	(141,703)	-	-
Payment to shareholder	(910,791)	-	-
Proceeds form issuance of convertible debt	100,000	-	-
Proceeds from issuance of common stock	9,865,629	833,786	246,165
Payments for costs related to issuance of common stock	(688,398)	-	-
Warrants converted to common stock	3,915,955	50,000	480,844
Net cash provided by financing activities	12,140,692	3,883,786	727,009

Effect of exchange rate changes on cash and cash equivalents	52,892	569,574	(31,350)

INCREASE IN CASH AND CASH EQUIVALENTS	2,228,658	4,150,501	888,347
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,098,711	948,210	59,863
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,327,369	$5,098,711	$948,210

SUPPLEMENTAL NON CASH FLOW INFORMATION:
INTEREST PAID	$196,558	$265,186	$24,935
INCOME TAX PAID	$158,746	$1,219,457	$186,461

NON-CASH INVESTING AND FINANCING ACTIVITY:
The Company issued 400,000 shares to acquire 60% interest in L&L Coal Partners	$-	$1,600,000	$-
1,708,283 shares returned by subsidiary as part of spin off	$-	$4,168,214	$-
Increase controlling interest in subsidiary	7,760,824
Issue 160,000 shares on conversion of $100,000 note and accrued interest	$104,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

L & L Energy, Inc.

Notes to Consolidated Financial Statements

For the Years Ended April 30, 2010, 2009 and 2008

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

                L & L ENERGY, INC. (“L&L” and/or the “Company”) was incorporated in Nevada, and is headquartered in Seattle, Washington.  Effective on January 4, 2010, the State of Nevada approved the Company’s name change from L&L International Holdings, Inc. to L & L Energy, Inc.  The Company is a coal (energy) company, and started its operations in 1995.  Coal sales are made entirely in China, from coal mining, clean coal washing, coking and coal wholesales operations.  At the present time, the Company conducts its coal (energy) operations in Yunnan and Guizhou provinces, southwest China.  As of April 30, 2010, the Company has three operating subsidiaries; KMC which has coal wholesale operations and Ping Yi Coal Mine (mining operations “PYC”), two coal mining operations (DaPuAn Mine and SuTsong Mine) including DaPuAn’s coal washing operations (the “2 Mines” or “LLC”), and L&L Yunnan Tianneng Industry Co. Ltd. (including Hong Xing coal washing and ZoneLin coking operations) (“TNI”).  On August 1, 2009, the Company increased its ownership of the two coal mining operations (the “2 Mines”), from 60% to 80%.

                KMC acquired 100% equity of PYC on January 18, 2010 with an effective acquisition date of November 1, 2009.  L&L formed a new subsidiary TNI in the Yunnan province, China, which owns 98% of controlling interest of TNI.  Through TNI, L&L acquired 100% equity of ZoneLin Coal Coking Factory in China (“ZoneLin”) on February 3, 2010 with an effective acquisition date of November 1, 2009; and acquired 100% equity of SeZone County Hong Xing Coal Washing Factory (“Hong Xing”) on January 1, 2010 with an effective acquisition date of November 30, 2009.

                The Company disposed of its majority interest of LEK air-compressor operations in January of 2009.  The Company acquired 93% equity interest in Hon Shen Coal Co., Ltd. (“HSC”) in July 2009 and October 2009, then disposed of HSC to Guangxi Luzhou Lifu Machinery Co. Limited in April 2010 resulting a discontinued operation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and summary of significant accounting policies

                The Company prepares its Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S.  In doing so, the Company has to make estimates and assumptions based on the U. S. generally accepted accounting principles (“US GAAP”).  Many of our estimates and assumptions involved in the application of US GAAP may have a material impact on reported financial condition, and operation performance and on the comparability of such reported information over different reporting periods.

                Principles of Consolidation - The fully consolidated financial statements include the accounts of the Company, and its 100% ownership of KMC subsidiary including coal wholesale and PYC coal mine, 80% of operations of LLC “2 Mines” including both coal mining and coal washing, and 93% of HSC (disposed in year ended April 30, 2010), and 98% of TNI (coal washing and coking operations).  All significant inter-company accounts and transactions are eliminated.

                Cash and Cash Equivalents - Cash and cash equivalent consist of cash on deposit with banks and cash on hand.  The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United States. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not insured and amounted to $2,428,509 and $639,832 at April 30, 2010 and 2009, respectfully. As of April 30, 2010 and 2009, the Company had deposits in excess of federally insured limits totaling $2,529,565 and $0, respectfully, in the US Banks. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

                Revenue Recognition - In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 13, “Revenue Recognition,” the Company recognizes revenue when it is realized or realizable and earned. The Company must meet all of the following four criteria under SAB 104 to recognize revenue:

  Persuasive evidence of an arrangement exists
  Delivery has occurred
  The sales price is fixed or determinable
  Collection is reasonably assured

                Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

                Accounts receivable - The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of April 30, 2010 and 2009, the Company determined that no reserve for accounts receivable was necessary.  No allowance for doubtful accounts or sales returns deemed necessary.

                Inventories - Inventories are stated at the lower of cost and net realizable value, as determined on moving average basis.

                Use of Estimates - The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We base these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results may differ from management’s estimates.

                Noncontrolling Interest - In 2009, the Company purchased 60% interests in 2 Mines and subsequently increased the ownership to 80% during 2010.  Certain amounts presented for prior periods previously designated as minority interest have been reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, which established new standards governing the accounting for and reporting of noncontrolling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCI prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Minority interest” balance previously included in the “Other liabilities” section of the consolidated balance sheets to a new component of equity with respect to NCI in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statements of income and other comprehensive income, largely identifying net income including NCI and net income attributable to the Company.

The net income (loss) attributed to the NCI has been separately designated in the accompanying statements of income and other comprehensive income. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

            Foreign Currency Translation - The accounts of the Company’s Chinese subsidiaries are maintained in the RMB and the accounts of the U.S. parent company are maintained in the USD.   The accounts of the Chinese subsidiaries were translated into USD in accordance with ASC Topic 830, Foreign Currency Matters, with the RMB as the functional currency for the Chinese subsidiaries.  According to ASC 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Comprehensive Income.  Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

            Asset Retirement Cost and Obligation - Asset retirement costs are accounted for in accordance with ASC Topic 410-20, Asset Retirement Obligations.  Pursuant to ASC 410-20, the Company recognizes the fair value of the liability for an asset retirement obligation, which is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The fair value of the liability is estimated using projected discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value, which is the estimate of the obligation at the asset retirement date. The liability is accreted to its present value each period, and the capitalized cost is depreciated or depleted over the useful lives of the respective assets.  If the liability is settled for an amount other than the recorded amount, a gain or loss would be recognized at such time.

                Property, Plant, Equipment, and Mine Development - Property, plant equipment and Mine Development are stated at cost, less accumulated depreciation. Costs of mine development, expansion of the capacity of or extending the life of our mine are capitalized and principally amortized using the units-of-production method over the actual tons of coals produced directly benefiting from the capital expenditure. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives.  Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Building, mining structure, and plant are related to our coal mining related operations. The mining structure includes the main and auxiliary mine shafts, underground tunnels, and other integrant mining infrastructure. Depreciation for the mine shafts is provided to write off the cost of the mining structure using the units of production method based on salable reserves.

                The estimated useful lives for each category of the fixed assets are as follows:

Building, Mining Structure and Plant	20 to 25 Years
Motor Vehicles and Equipment	5 Years
Machinery	10 to 12.5 Years

                Impairment of Long-Lived Assets - The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of April 30, 2010 and 2009, there was no impairment of its long-lived assets.

Intangibles - The Company applies Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other Intangible Assets, to record goodwill and intangible assets.  In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or more frequently when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists. The Company believes that as of April 30, 2010 and 2009, there was no impairment of its goodwill.

                Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  GAAP also requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. As of April 30, 2010, income tax positions must meet a more-likely-than-not recognition threshold to be recognized.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

                Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  No material deferred tax amounts were recorded at April 30, 2010 and 2009, respectively.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

                The charge for taxation is based on the results for the reporting period as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

                The Company’s operating subsidiaries located in PRC are subject to PRC income tax. The new Chinese Enterprise Income Tax (“EIT”) law was effective on January 1, 2008. Under the new Income Tax Laws of PRC, a company is generally subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

                Stock-Based Compensation - The Company records stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC 718, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

                The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of warrants granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the warrants. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee warrants, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee warrants. Although the fair value of employee warrants is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

            Fair Value Measurements - For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other receivable, accounts payable and other payables, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables, certain other current assets and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•         Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•         Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•         Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

                Earnings Per Common Share - Earnings per share is calculated in accordance with the ASC Topic 260, Earnings Per Share.  Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

                Concentration of Risk - For the year ended April 30, 2010, we had one major customer who purchased 21% of the Company’s total sales and represented $250,367 or 1.5% of accounts receivable.  In addition, we had one major supplier provided 13% of our total purchases.  This supplier represents $335,652 or 17% of the accounts payable.

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

Advertising Costs - The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the years ended April 30, 2010, 2009, and 2008 were not significant.

Statement of Cash Flows - In accordance with ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Reclassification - Certain reclassifications have been made to the 2009 and 2008 consolidated financial statements to conform to the 2010 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

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

                In September 2009 the New FASB Accounting Standards Update 2009-08 issued in Earnings Per Share (amendments to Section 260-10-S99). This update includes technical corrections to Topic 260-10-S99 Earnings Per Share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that includes redemption or an induced conversion of a portion of a class of preferred stock” and EITF Topic D-42, “The effect of the calculation of Earnings Per Share for the redemption or induced conversion of preferred stock.” The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

                ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) was issued in January 2010. This ASU amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to require new disclosures regarding transfers in and out of Level 1 and Level 2, as well as activity in Level 3, fair value measurements. This ASU also clarifies existing disclosures over the level of disaggregation in which a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. This ASU further requires additional disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The Company does not believe that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 3. BUSINESS COMBINATIONS

The Company has been actively acquiring smaller coal companies who lack the capital and/or management expertise to maximize growth and safety. The Company will continue to seek opportunities to purchase other mining operations as well as coal washing and coal coking operations.

Hon Shen Coal Co. LTD (“HSC”)

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

                   The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:
Current assets	$3,162
Fixed assets	2,137,251
Intangible assets	405,007
Fair value of assets	2,545,420
Less: Fair value of liabilities	(297,028)
Net assets acquired	$2,248,392

Non-controlling interest	$786,937

                L&L executed an Acquisition and Capital Increase Agreement (hereinafter the “Agreement”), effective on October 23, 2009.  Pursuant to the Agreement, L&L increased its equity interest in HSC’s coal washing facility from a 65% equity ownership interest to a 93% equity ownership interest, and acquired an additional 93% equity ownership interest in the coking facilities (another distinctive operation of HSC). Thus, L&L reaches an overall 93% ownership in HSC’s entire operations of coal, washing and coking operations. The Company paid $427,894 to acquire additional interest in the coal washing facility.

                   The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition for the HSC coking facility:

Allocation of purchase price:
Current assets	$542,148
Property, plant and equipment	2,734,277
Intangible assets	1,048,097
Fair value of assets	4,324,522
Less: Fair value of liabilities	(2,204,983)
Net assets acquired	$2,119,539

Non-controlling interest	$148,368

Sale of HSC

                The Company determined that management’s time could be better expended on other prospective acquisitions that would provide a better return to its shareholders; therefore, on April 18, 2010, the Company executed an Equity Sale and Purchase Agreement with Guangxi Liuzhou Lifu Machinery Co, Ltd, selling its 93% equity ownership in Hon Shen Coal Co. Ltd ("HSC") for a total of 41,000,000 RMB or approximately US $6 Million. The Company’s original purchase price was approximately US $3.86 Million in aggregate for 93% equity.  Guangxi Liuzhou Lifu Machinery Co, Ltd agrees to assume 23,800,000 RMB or approximately $3.48 million and pay the remaining 17,200,000 RMB or approximately $2.52 million in three installments, (1) 3,440,000 RMB (approximately $500,000 USD) within six months of the sale, (2) 5,160,000 RMB (approximately $760,000 USD) between six months and twelve months after the sale, and (3) 8,600,000 RMB (approximately $1,260,000) between twelve and twenty-four months after the sale.  If Buyer cannot pay L&L according to the above schedule, a 1% penalty will be assessed for any deadline that is missed.  Additionally interest of 3.5 % will be assessed beginning on delinquency date.  The $1,259,151 due within twelve months is recorded in other receivable on the consolidated balance sheets and the $1,259,151 due within 24 months is recorded as long term receivable on the consolidate balance sheets.  The Company recorded $834,181 as income from discontinued operations and recognized a gain of $1,017,928 on the sale.

Ping Yi Mine

On January 18, 2010, KMC acquired 100% of the Ping Yi Coal Mine (“PYC”), with an effective date of November 1, 2009.  The purchase price of the acquisition contract is 27,042,593 RMB (equivalent to US$3,955,041) with the first payment of 23,042,593 RMB (equivalent to US $3,369,390).  The remaining balance of 4,000,000RMB (equivalent to US $585,651) will be paid in 2 years after signing the contract. In February, the Company made the second payment of 1,000,000 RMB (equivalent to US$146,412) to decrease the remaining balance to 3,000,000 RMB (equivalent to US$439,239).

                The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:
Current assets	$2,305,108
Property, plant and equipment	4,637,560
Intangible assets	1,909,019
Fair value of assets	8,851,687
Less: Fair value of liabilities	(4,896,646)
Net assets acquired	$3,955,041

The following un-audited pro forma consolidated financial information for the year ended April 30, 2010, 2009, and 2008, as presented below, reflects the results of operations of the Company assuming the PYC acquisition occurred on May 1, 2009. These pro forma results have been prepared for information purposes only and do not purport  to be indicative of what operating results would have been had the acquisition actually taken place on May 1, 2009, and may not be indicative of future operating results.  We do not have the year ended April 30, 2008 data for PYC.

	Historical Information of the Company for the twelve month period ended April 30, 2010	Historical Information of the Acquired Entity (PYC) for the twelve month period ended April 30, 2010	Pro forma Statement of Income for the twelve month period ended April 30, 2010
Sales	$85,335,863	$22,679,872	$108,015,736
Cost of sales	(45,624,169)	(10,321,773)	(55,945,942)
Gross profit	39,711,694	12,358,100	52,069,794
Total operating expenses	(9,296,312)	(1,382,858)	(10,679,169)
Income from operations	30,415,383	10,975,242	41,390,625
(Gain)/Loss on disposal	1,303,447	0	1,303,447
Other income (expense)	304,828	(59,932)	244,895
Income from continued operations before tax provision and non-controlling interest	32,023,657	10,915,310	42,938,967
Income tax	(1,553,175)	(2,719,952)	(4,273,126)
Income from continued operations before non-controlling interest	30,470,483	8,195,358	38,665,841
Non-controlling Interest	(7,033,587)	0	(7,033,587)
Net income from continued operation	23,436,896	8,195,358	31,632,253
Net income from discontinued operation	1,303,447	0	1,303,447
Net income	$24,740,343	$8,195,358	$32,935,700

	Historical Information of the Company for the twelve month period ended April 30, 2009	Historical Information of the Acquired Entity (PYC) for the twelve month period ended April 30, 2009	Pro forma Statement of Income for the twelve month period ended April 30, 2009
Sales	$40,938,128	$4,014,273	$44,952,401
Cost of sales	(17,542,676)	(2,100,570)	(19,643,246)
Gross profit	23,395,452	1,913,703	25,309,155
Total operating expenses	(3,996,795)	(1,534,165)	(5,530,960)
Income from operations	19,398,657	379,538	19,778,195
Other income (expense)	(265,356)	(8,914)	(274,270)
Income from continued operations before tax provision and non-controlling interest	19,133,301	370,624	19,503,925
Income tax	(1,622,987)	(8,079)	(1,631,066)
Income from continued operations before non-controlling interest	17,510,314	362,545	17,872,859
Non-controlling interest	(7,315,330)	0	(7,315,330)
Net income from continued operation	10,194,984	362,545	10,557,529
Net income from discontinued operation	(237,741)	0	(237,741)
Net income	$9,957,243	$362,545	$10,319,788

	Historical Information of the Company for the twelve month period ended April 30, 2008	Historical Information of the Acquired Entity (PYC) for the twelve month period ended April 30, 2008	Pro forma Statement of Income for the twelve month period ended April 30, 2008
Sales	$ 23,381,508	$ -	$ 23,381,508
Cost of sales	(21,994,429)	-	(21,994,429)
Gross profit	1,387,079	-	1,387,079
Total operating expenses	(887,464)	-	(887,464)
Income from operations	499,615	-	499,615
Other income (expense)	(25,174)	-	(25,174)
Income from continued operations before tax provision and non-controlling interest	474,441	-	474,441
Income tax	(186,461)	-	(186,461)
Income from continued operations before non-controlling interest	287,980	-	287,980
Non-controlling interest	(119,879)	-	(119,879)
Net income from continued operation	168,101	-	168,101
Net income from discontinued operation	806,368	-	806,368
Net income	$ 974,469	-	$ 974,469

L&L Yunnan Tianneng Industry Co. LTD (“TNI”)

On January 1, 2010, the Company through its 98% owned subsidiary, TNI, acquired 100% equity of SeZone County Hong Xing Coal Washing Factory (“Hong Xing”) with an effective date of November 30, 2009.  The acquisition price of 6,828,500 RMB (equivalent to US $1,000,000) was contributed by the Company to TNI.

The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:
Current assets	$186,017
Property, plant and equipment	1,098,381
Intangible assets	169,946
Fair value of assets	1,454,344
Less: Fair value of liabilities	(454,344)
Net assets acquired	$1,000,000

Non-controlling interest	$20,000

On February 3, 2010, the Company through its 98% owned subsidiary, TNI, acquired 100% equity of Luping County ZoneLin Coal Coking Factory in China (“Zonelin”).  The purchase price of the acquisition contract is 13,675,000 RMB (equivalent to US$2,000,000).  The first payment of 6,837,500 RMB (equivalent to US $1,000,000) has been paid, and the remaining balance of 6,837,500 RMB (equivalent to US $1,000,000) will be paid in 2 years after signing the contract.

The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:
Current assets	$3,170,432
Property, plant and equipment	2,892,758
Intangible assets	662,472
Fair value of assets	6,725,662
Less: Fair value of liabilities	(4,725,662)
Net assets acquired	$2,000,000

Non-controlling interest	$40,000

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

                Prepaid expenses and other current consist of the following at April 30:

Description	2010	2009
Advances to suppliers	$11,327,289	$11,451,314
Bill receivable	8,713,763	-
Advances to employees	2,580,222	1,050,215
Other	49,255	110,231
	$22,670,529	$12,611,760

NOTE 5. OTHER RECEIVABLES

                Other receivables consist of the following at April 30:

Description	2010	2009
Short term loans to business associates	$6,608,247	$-
HSC receivable (note 3)	1,259,151	-
Other	88,671	465,821
	$7,956,069	$465,821

NOTE 6. INVENTORIES

                Inventories are primarily related to coal located at KMC, 2 Mines, and TNI.  Inventories consist of the following as of April 30:

Description	2010	2009
Raw coal	$9,054,714	$574,607
Washed coal	395,233	-
Coke coal	155,156	949,886
	$9,605,103	$1,524,493

NOTE 7. PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

                Property, plant, equipment and mine development consist of the following as of April 30:

	2010	2009

Mine development	$4,064,987	$1,275,660
Building and improvements	2,025,661	188,625
Machinery and equipment	29,906,319	6,095,840
RuiLi Project (property, at cost)	-	400,687
	35,996,967	7,960,812
Accumulated depreciation	(2,339,557)	(1,442,010)
Property, Plant and Equipment, net	$33,657,410	$6,518,802

        Depreciation expense was $1,033,116, $481,863, and $16,010 for the years ended April 30, 2010, 2009, and 2008, respectively.

NOTE 8. CONSTRUCTION IN PROGRESS

                Construction in progress includes mine development, ventilation and electrical system improvements for the PYC mine, building of staff quarters, and beginning construction of a sewage treatment system and road expansion for the washing facilities.  Construction in progress was $17,211,093 and $2,085,134 at April 30, 2010 and 2009, respectfully.

NOTE 9. INTANGIBLE ASSETS

                Mineral rights represent the exclusive right, granted by the Chinese government, to operate the 2 Mines and PYC.  The rights were acquired in the first quarter of 2008 as a result of the acquisition of the “2 Mines” on May 1, 2008 and on November 1, 2009, respectively.  The Company has elected to use units of production method of amortization to amortize its mineral rights.

The Company has allocated to intangible assets of $2,668,305 of the price paid for various acquisitions made during the year ended April 30, 2010.  Customer relationship and technology assets are being amortized over a period of 7 years.  Amortization expense was $143,712 for the year ended April 30, 2010.  No amortization expense was recorded for the years ended April 30, 2009 and 2008.

Intangible assets consist of the following at April 30,

	2010	2009
Mining rights	$3,832,288	$2,507,331
Customer relationship	831,428	-
Technology	260,002	-
Goodwill	248,247	-
	5,171,965	2,507,331
Accumulated amortization	(143,712)	-
	$5,028,253	$2,507,331

The following table provides an estimate of the annual amortization expense for the next five years:

		Customer
	Mining	Relationship
	Rights	and Technology	Total
2011	$50,809	$143,712	$194,521
2012	50,809	143,712	194,521
2013	50,809	143,712	194,521
2014	50,809	143,712	194,521
2015	50,809	143,712	194,521

NOTE 10. ASSET RETIREMENT OBLIGATION

The Company accounts for asset retirement obligations in accordance with, ASC 410-20-25, Accounting for Asset Retirement Obligations.  This statement generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred.  Obligations normally are incurred at the time development of a mine commences for underground mines or construction begins for support facilities and refuses areas.  The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value.  Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset.  Amortization of the related asset is calculated on a unit-of-production method.  The Company reviews the asset retirement obligation at least annually and makes necessary adjustments for permitted changes as granted by government authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset.

                As for the 2 mines, Yunnan Province government authority established 3 RMB per extracted ton for natural resource surcharge for mine clean up.  The Company expects to extract approximately ten million tons of coal over the remaining forty years of mining rights.  The interest rate used in the net present value calculation is 8%.  As for the Ping Yi Mine, Gui Zhou Province government established 2 RMB per extracted ton for natural resource surcharge for mine clean up.  The Company expects to extract approximately 13.5 million tons of coal over the remaining fifty years of mining rights.  The interest rate used in the net present value calculation is 8%.

                The following is a summary of the change in the carrying amount of the asset retirement obligation during the years ended April 30, 2010 and 2009.

	2010	2009

Beginning balance at May 1	$-	$-
Liabilities incurred during the period	285,380	-
Increase in estimated costs	-	-
Liabilities settled during the period	-	-
Accretion of interest	221,899	-
	$507,279	$-

NOTE 11 – OTHER PAYABLES

                Other Payables consist of the following at April 30:

Item	April 30, 2010	April 30, 2009
Payable to previous owners of ZoneLin (less non-current)	$ 200,000	$ -
Payable to previous owners of Ping Ying Coal Mine	433,670	-
Payable to business associates (1)	9,098,023	-
Others (1)	5,613,227	3,000,000
Total current other payables	15,344,920	3,000,000
Payable to previous owners of ZoneLin (non-current) (2)	800,000	-
Other non-current	-	3,000,000
	$ 16,144,920	$ 6,000,000

(1)     Payments are short-term, it will be settled before 12/2010.

(2)     Four annual installments will be paid.

NOTE 12 – TAXES PAYABLE

                                Taxes payable consist of the following at April 30:

Description	2010	2009
VAT payable	$5,109,967	$4,031,541
Income tax payable	3,878,426	1,429,919
Other taxes payable	1,398,872	553,462
	$10,387,265	$6,014,922

NOTE 13. BANK LOANS

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

NOTE 14.  CONVERTIBLE DEBT

          On May 12, 2009, the Company issued to Silver Rock II, Ltd. an 8% convertible debenture due on May 6, 2012.

The interest is paid semi-annually in L & L Common Shares.  The debt can be converted at (1) $0.65 if converted in the period between the Commencement Date and six months thereafter, (2) $1.20, if converted between the date of six months after Commencement Date and that of one year after Commencement date, or (3) 80% of the three months average closing price, if converted after one year from Commencement Date.  The closing share price at May 12, 2009 was $1.85.

In addition, the Company issued 500,000 warrants.  The warrants expire on May 06, 2012, and have an exercise price of $1.40 per share. At May 12, 2009, the Company determined the fair value of the warrants to be $543,123, respectively using the Black Sholes model with the following assumptions:

  risk free rate of return of 1.34%
  volatility of 80%;
  dividend yield of 0%;
  expected term of 3 years.

The Company determined that the convertible debt contained an embedded beneficial conversion feature as the conversion price of $0.10 was less than the $1.85 closing market price for the Company’s common stock on the date of the agreement.  The Company calculated the beneficial conversion feature to be $269,066; however, the Company is only able to record a debt discount of up to the principal of the convertible debt.  Silver Rock II, LTD converted the debt in November 2009 for 153,846 shares of the Company’s common stock.  The Company fully amortized the $100,000 discount due to the conversion of the note.  The amortization is recorded as interest costs in the consolidated statements of income.

NOTE 15.  INCOME TAXES

                The Company’s main operations are located in China.  The Company is subject to corporate income taxes primarily in two taxing jurisdictions, China, and the United States of America.  The income of the Company is mainly generated via its 2 Mines , KMC, and TNI which are foreign entities located in China.  The Company incurs tax liability for the coal operations charged at 25% of net profit.  As the 2 Mines (DaPuAn Mine and SuTsong Mine) are in a heavily regulated resource business in China, and HongXing and ZoneLin are in a form of proprietorship (are not incorporated as a corporation), thus they are subject a special tax rate equal to a 5% of total revenue proceeds, subject to provisional adjustments when the coal sale changes.  As no cash or funds were repatriated from China to the U.S., the Company’s income was not subject to the U.S. federal taxation, under subpart F, income from controlled foreign company, of the U.S. Internal Revenue Code.

                There is immaterial amount of deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities.  For the years ended on April 30, 2010 and 2009, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

                The Company’s income tax liability for the years ended April 30, 2010 and 2009 was $3,878,426 and $1,429,919, respectively.  These tax payables to Chinese local governments can be postponed temporarily as we are a U.S. company bringing in U.S. management skills and investing capital to increase coal production and safety standards, beneficial to the Chinese local communities.  According to Chinese law, a new joint venture located in the western part of China may benefit under the “Go-West” policy to enjoy a special Chinese tax rebates from the government, thus there is a high probability that the 2 Mines, KMC and TNI tax liability payments may be delayed or mitigated.

                The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Income and Comprehensive Income:

The significant component for income taxes is described for both US and PRC operation as of April 30, 2010 and 2009 are described below.

a) United States of America

                As of April 30, 2010, the Company in the United States had $6,558,089 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years.  The deferred tax assets at April 30, 2010 consist mainly of net operating loss carry forwards.  Due to the uncertainty of the realization of the related deferred tax assets of $2,298,331, a reserve equal to the amount of deferred income taxes has been established at April 30, 2010.  The Company has provided 100% valuation allowance to the deferred tax assets as of April 30, 2010.

b) People’s Republic of China (PRC)

                Pursuant to the PRC Income Tax Laws, the Company's subsidiaries are generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 25% for KMC.  The LLC and TNI entities are owned in the form of partnerships, thus, the statutory rate is 5%.

The following table sets forth the significant components of the provision for income taxes for operation in PRC as of April 30:

	2010	2009	2008
Net taxable income for KMC	$1,769,747	$1,027,655	$745,844
Income tax at 25%	442,437	256,914	186,461

Net taxable income for PYC	11,855,915	-	-
Income tax at 25%	2,943,313	-	-

Net taxable income for TNI	3,136,860	-	-
Income tax at 5%	156,843	-	-

Net taxable income for LLC	31,232,608	19,254,868	-
Income tax at 3% and 5% for
2010 and 2009, respectfully	988,495	962,543	-
	$4,531,088	$1,219,457	$186,461

NOTE 16.  RELATED PARTY TRANSACTIONS

                 The Company loaned money to various entities who have non-controlling interests with the Company.  Those loans are notes receivables, secured by assets and machinery of the various mines or businesses indicated below.  Because the borrowers under the notes have business in which the Company has an interest, the Company believes the borrowers are considered as related parties.  Total amount of the relation party transaction is approximately $10 million as of April 30, 2010 which is tabled below.  While in the prior year, as of April 30, 2009, total related party transaction amounts to approximately $5.0 million including approximately $4.3 million is a loan to a non controlling interest shareholders of 2 Mines, approximately $1,7 million for an advance to a KMC manager for the development of the Tian-Ri Coal Mine, and approximately $911,000 owed to CEO of the Company.

Borrowers	USD	Maturity	Collateralized by
Associates to DaPuAn	$ 930,697	May 1, 2015	Mine Assets
Lieurkong Machinery	460,393	May 1, 2015	Machinery
Kunming Kemandi Technology Dev. Co LTD	181,372	May 1, 2015	Machinery
Associates to Tian Ri Coal Mine	1,464,129	May 1, 2015	Mining equipment
Associates to SuTsong	2,637,683	May 1, 2015	Mine Assets
Yunnan Tinnan Co. Ltd.	1,464,129	May 1, 2015	Machinery
Others	3,397	Various dates
	$ 7,141,800

NOTE 17. STOCKHOLDERS’ EQUITY

                On August 20, 2008, the Company issued 400,000 shares of common stock (valued at $4.00 per share) for 60% equity in connection with the purchase of the 2 Mines (DaPuAn Mine and SuTsong Mine, called L&L Coal Partners).

                On January 23, 2009, the Company disposed of its air compressor subsidiary LEK. As a result of the disposal, LEK returned shares to the Company.  The Company cancelled 1,711,616 shares of common stock received from LEK during the quarter ended January 31, 2009.

                During the year ended April 30, 2009, the Company sold 663,363 shares of common stock to various investors with an average price of $1.23 per share.  Investors exercised 92,374 warrants with the average exercise price of $0.70 per warrant.  The Company issued 698,015 shares of its common stock for goods and services.

On May 6, 2009, the Company issued a convertible note to Silver Rock in the amount of $100,000.  The company determined that the convertible note contained a beneficial conversion feature which was not required to be bifurcated from the debt instrument.  The Company recorded a debt discount of $100,000 with a corresponding entry to additional paid in capital. (see Note 14)  On November 6, 2009, Silver Rock converted their $100,000 convertible note and $4,000 of accrued interest for 160,000 shares at a conversion price of $0.65.

On August 1, 2009, after renegotiations with the Company, the owners of non-controlling interest assigned 20% of the 2 Mines to the Company.  The fair value of the additional interest was $7,298,126 on the agreement date. In addition, the Company increased its interest in HSC from 65% to 93%.  The Company paid $427,894 to acquire additional interest with a fair value of $890,592. The Company recorded an $7,760,824 increase in addition-paid-capital for these two transactions.

                On October 8, 2009, the Company sold 1,371,021 shares of our common stock at $4.89 for gross proceeds of $5,346,980 to accredited investors.  Additionally, the Company issued 822,613 five year warrants to purchase shares of common stock of the Company at an exercise price of $5.62 per share.  The Company paid $427,758 for fees associated with the equity issuance and issued to a placement agent109,682 five year warrants with an exercise price of $6.11.

                On November 6, 2009, the Company sold 835,389 shares of our common stock at $4.89 for gross proceeds of $4,081,185 to accredited investors.  Additionally, the Company issued 501,236 five year warrants to purchase shares of common stock of the Company at an exercise price of $5.62 per share.  The Company paid $260,460 for fees associated with the equity issuance and issued to a placement agent 66,832five year warrants with an exercise price of $6.11.

                During the year ended April 30, 2009, the Company issued 1,052,501 shares of common stock for gross proceeds of $568,992 at an average price of $1.19.

                During the year ended April 30, 2010, the Company issued 29,920 warrants valued at $139,178 to directors and officers as compensation.

                During the year ended April 30, 2010, the Company issued 634,198 shares of common stock for services with a value of $1,287,485.

During the year ended April 30, 2010, 3,211,176 warrants were exercised at an average exercise price of $0.22 for cash proceeds of 3,912,744.

During the year ended April 30, 2010, 511,700 warrants were exercised in accordance with the cashless exercise provisions resulting in the issuance of 295,348 shares.

NOTE 18. WARRANTS

Warrants Issued for Compensation

                The Company has no qualified employee stock option plan; however, the Company has authorized 1,100,000 Class D warrants to be issued to executives and 4,000,000 Class E warrants to be issued to Directors.

During the year ended April 30, 2010, the Company issued 96,000 Class D warrants and $240,000 Class E warrants.  The warrants were fully vested as of April 30, 2010 and expire five years after issuance.  The weighted average grant date fair value for the warrants granted in the year ended April 30, 2010 was $0.90.  The fair value was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

April 30, 2010
Expected life (years)	2.83 to 3 .0
Risk-free interest rate	1.29% to 1.57%
Expected volatility	80%
Expected dividend yield	0%

Following is a summary of the status of warrants outstanding at April 30, 2010:

                As of April 30, 2010, all warrants issued for compensation were exercisable.

Warrants Issued to Investors

On May 12, 2009, the Company issued 500,000 seven year warrants to purchase shares of the Company’s common stock pursuant to a security purchase agreement.  The exercise price is $5.62 per common stock and is exercisable immediately.

On June 28, 2009, The Company issued to various investors 3,498,800 one year warrants to purchase shares of the Company’s common stock pursuant to a stock purchase agreement.  The warrants are immediately exercisable and the exercise price varies between $1.00 and              $2.60 depending on the class of warrant.

On October 8, 2009, the Company issued to various investors 882,613 five year warrants to purchase shares of the Company’s common stock pursuant to a stock purchase agreement.  The exercise price is $5.62 per common stock and is exercisable immediately.  In connection            with the stock issuance, the Company issued 109,682 five year warrants to the placement agent with an exercise price of $6.11 that are immediately exercisable.

On November 6, 2009, the Company issued to various investors 501,236 five year warrants to purchase shares of the Company’s common stock pursuant to a stock purchase agreement.  The exercise price is $5.62 per common stock and is exercisable immediately.  In connection            with the stock issuance, the Company issued 66,832 five year warrants to the placement agent with an exercise price of $6.11 that are immediately exercisable.

The table below is a summary of all warrants activity as of April 30, 2010.

Warrants Roll-forward Summary

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Units	Price	Value
Outstanding at April 30, 2008	2,780,348	$1.62
Issued	1,085,263	$2.50
Exercised	(92,374)	$0.71
Cancelled	-	-
Expired	(1,611,725)	$0.81
Outstanding at April 30, 2009	2,161,512	$2.50
Issued	5,835,163	$2.75
Exercised	(3,722,876)	$1.83
Cancelled	(888,583)	$3.00
Expired	-
Outstanding at April 30, 2010	3,385,216	$2.09	$46,778,928
Exercisable at April 30, 2010	3,385,216	$2.09	$46,778,928

NOTE 19. NON-CONTROLLING INTEREST

                As described in Note 1, to the consolidated financial statements, the Company has the majority controlling interest of L&L Coal Partners (2 coal mining operations) and TNI.  During the fiscal year 2010, the Company increased its ownership interest in L&L Coal Partners to 80% from 60% at April 30, 2009.  The equity related to non-controlling interest as of April 30, 2010 represent 20% third party interest in L&L Coal Partners and 2% third party interests in TNI.

Included below is a schedule of changes in ownerships interest for the year ended April 30, 2010:

	2010	2009

Beginning balance at May 1	$12,731,987	$7,868,354
Non-controlling interest related to acquisitions	995,305	-
Net income related to non-controlling interest	7,040,555	7,315,330
Increase in controlling interest	(7,760,824)	(2,451,697)
Non-controlling interest related to disposal	(412,730)	-
Ending balance at April 30	$12,594,293	$12,731,987

NOTE 20. EARNINGS PER SHARE

                The Company only has common shares and warrants issued and outstanding as of April 30, 2010.  Under the treasury stock method of Earnings Per Share, the Company computed the diluted earnings per share, as if all issued warrants were converted to common stock, and cash proceeds were used to buy back common stock.

	For the Years Ended April 30,
	2010	2009	2008

Net income	$32,907,692	$9,957,243	$974,469
Number of Shares	24,375,508	21,492,215	20,854,212
Per Share - Basic	$1.35	$0.46	$0.05

Effect of dilutive shares	1,372,528	330,000	400,998
Number of dilutive shares	25,748,036	21,822,215	21,255,210
Per Share - Diluted	$1.28	$0.46	$0.05

NOTE 21. COMMITMENTS AND CONTINGENCIES

Operating Leases

                The Company has two operating leases for the Seattle office and GuangZhou office.  Both are non-cancelable leases, expiring in September of 2010 and November 2011, respectively.  The Company entered into a six-month lease agreement effective August 2010 in leasing office space in the Seattle office building.    The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises.  The future minimum rental payments for 2011 and 2012 are $147,423 and $32,226, respectfully.

Commitments

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

NOTE 22. SEGMENT INFORMATION

                The Company reports its operations primarily through the following reportable operating segments: coal mining, coal wholesaling, coking coal washing revenue. The Company’s chief operating decision maker uses operating income as the primary measure of segment profit and loss.

	For the years ended April 30,

Revenues from unrelated entities	2010	2009	2008
Coal mining revenue	$64,496,505	$27,406,869	$-
Coal wholesale revenue	13,245,394	13,531,259	23,381,508
Coking revenue	13,157,391	-	-
Coal washing revenue	18,318,548	-	-
	$109,217,838	$40,938,128	$23,381,508

Intersegment revenues	2010	2009	2008
Coal mining revenue	$3,450,576	$-	$-
Coal wholesale revenue	-	-	-
Coking revenue	-	-	-
Coal washing revenue	-	-	-
	$3,450,576	$-	$-

Total revenues	2010	2009	2008
Coal mining revenue	$67,947,081	$27,406,869	$-
Coal wholesale revenue	13,245,394	13,531,259	23,381,508
Coking revenue	13,157,391	-	-
Coal washing revenue	18,318,548	-	-
Less intersegment revenues	(3,450,576)	-	-
	$109,217,838	$40,938,128	$23,381,508

Net income	2010	2009	2008
Coal mining	$28,829,427	$13,531,259	$23,381,508
Coal wholesale	1,327,310	-	-
Coking	1,170,982	-	-
Coal washing	5,106,648	-	-
Parent Company	(3,526,675)	(3,574,016)	(22,407,039)
	$32,907,692	$9,957,243	$974,469

Depreciation expense	2010	2009	2008
Coal mining	$758,913	$440,467	$14,409
Coal wholesale	24,607	-	-
Coking	143,708	-	-
Coal washing	59,893	-	-
Parent Company	45,995	41,396	1,601
	$1,033,116	$481,863	$16,010

	2010	2009
Total assets
Coal mining	$95,128,900	$37,873,037
Coal wholesale	13,678,836	10,841,114
Coal coking	6,969,256	-
Coal washing	17,958,153	-
Parent company (intercompany)	(4,573,419)	5,561,224
	$129,161,726	$54,275,375

NOTE 23. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table contains selected statements of operations information, which is unaudited and should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report.  The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.  Operating results for each quarter of 2010 and 2009 are summarized as follows:

	Quarterly Periods Ended
	July 31	October 31,	January 31,	April 30,
	2009	2009	2009	2010
Net Revenue	$12,745,050	$24,482,676	$37,956,263	$34,033,849
Gross Profit	$6,060,410	$12,673,264	$16,048,159	$17,399,118
Income from operations	$4,906,525	$9,149,661	$13,062,115	$15,207,299
Other income (expense)	$(96,760)	$(498,993)	$47,765	$849,614
Net income	$2,694,129	$6,946,781	$9,558,125	$13,708,657
Earnings per shares (basic)	$0.13	$0.31	$0.37	$0.54
Earnings per shares (dilutive)	$0.13	$0.29	$0.34	$0.52

	Quarterly Periods Ended
	July 31	October 31,	January 31,	April 30,
	2008	2008	2008	2009
Net Revenue	$10,665,981	$10,244,949	$9,989,470	$10,037,728
Gross Profit	$5,741,686	$5,703,303	$5,668,334	$5,878,599
Income from operation	$4,687,297	$4,556,679	$4,159,034	$5,592,117
Other income (expense)	$69,115	$111,108	$257,020	$(171,887)
Net income	$2,580,365	$2,353,872	$1,768,007	$3,254,999
Earnings per shares (basic)	$0.12	$0.11	$0.08	$0.15
Earnings per shares (dilutive)	$0.12	$0.10	$0.08	$0.16

NOTE 24. RESTRICTED NET ASSETS

                The Company’s operations are primarily conducted through its PRC subsidiaries, which may only pay dividend out of their retained earnings determined in accordance with the accounting standards and regulations in the PRC and after it has met the PRC requirements for appropriation to statutory reserves.

                In addition, the Company’s businesses and assets are primarily denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These currency exchange control procedures imposed by the PRC government authorities may restrict the ability of the Company’s PRC subsidiaries to transfer their net assets to the Company through loans, advances or cash dividends, which consisted of paid-up capital, retained earnings and statutory reserves and which aggregate amount of approximately $90 million as of April 30, 2010 exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed parent company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X, and are as follows.

 PARENT COMPANY FINANCIAL INFORMATION OF L & L ENERGY, INC.

 Condensed Balance Sheets (000s)

	As of April 30,
Current assets	2010	2009

Cash and bank	$3,290	$62
Prepayments	2,196	3,021
Other receivable	2,574	1,499
Total current assets	8,060	4,582

Properties plant and equipment	144	405
Due from minority shareholders	975	-
Investments	83,317	26,680
Total long term assets	84,436	27,085

Total assets	$92,496	$31,667

Current liabilities
Accounts payable and accrued expenses	$636	$8,324
Other payables	13,638	-
Due to controlling shareholder	-	911
Total current liabilities	14,274	9,234
Equities
Shares capital	29	21
Paid in Capital	32,781	9,605
Deferred stock compensation	-	(64)
Treaury stock	(396)	-
Foreign currency translation	700	670
Retain earnings	45,108	12,201
Total equities	78,222	22,433
Total liabilities and equities	$92,496	$31,667

PARENT COMPANY FINANCIAL INFORMATION OF L & L ENERGY, INC.

– CONTINUED

 Condensed Statements of Income (000s)

	Year ended April 30,
	2010	2009
Administrative expenses	$(2,857)	$(404)
Consulting Expenses	-	(730)
Personnel costs	(2,560)	(384)
Finance charges	(121)	(31)
Other income	529	-
Gain/(Loss) on disposal	1,303	(383)
Equity in income of subsidiaries	36,364	11,889
Net income Continued Operation	$(3,706)	$(1,932)

PARENT COMPANY FINANCIAL INFORMATION OF L & L ENERGY, INC.

– CONTINUED

Condensed Statements of Cash Flows (000s)

	2010	2009
Net cash provided by operating activities	$36,175	$14,522
Net cash used in investing activities	(58,130)	(14,766)
Net cash provided by financing activities	25,184	238
Cash and cash equivalents, beginning of year	62	68
Cash and cash equivalents, end of year	$3,290	$62

Note to Condensed Parent Company Financial Information:

The Company records its investment in subsidiaries under the equity method of accounting as prescribed in ASC Topic 323, “Investments – Equity Method and Joint Ventures”. Such investment and long-term loans to subsidiaries are presented on the balance sheet as “Investments in subsidiaries” and the income of the subsidiaries is presented as “Equity in income of subsidiaries” on the statement of income.

These supplemental condensed parent company financial statements should be read in conjunction with the notes to the Company’s Consolidated Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of April 30, 2010 and 2009, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                 None.

Item 9A.  Controls and Procedures

Evaluation of disclosure Controls and Procedures

                The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer and acting chief financial officer, to allow timely decisions regarding required disclosures.

                Our chief executive officer and acting chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2010 and, based on this evaluation, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures were ineffective as of April 30, 2010.

Management’s Report on Internal Control over Financial Reporting

                Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

                Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

                Management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting needs to strengthen on documentation of operations as the Company grew at a very fast pace, with four (4) material acquisitions made in the past twelve months, which requires substantial amount of documentation on internal controls of those newly acquired entities.  Despite the effort of completion of  internal control documentation in progress, the management has recruited additional professionals, including CPAs, CIA, an experienced PhD who is a quantitative operational specialist, IT professionals, and outside internal control firm to speed up documentation process, the Company is to hire additional outside consultant(s) to help complete the completion of documentation on internal controls, to make the internal controls effective.  Thus, the internal control has deficiency on documentation and was ineffective as of April 30, 2010.

                The effectiveness of the Company’s internal control over financial reporting as of April 30, 2010 has been audited by Kabani & Co. Inc., an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

                During the fourth fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

                None.

Part III

Item 10. Directors and Executive Officers and Corporate Governance

                Board of Directors consists of six Independent Directors and one regular Director.

                Mr. Dickson V. Lee, Chairman - Mr. Lee founded the company in 1995. He has extensive management experience with KPMG and other US companies in New York.  Mr. Lee obtained his CPA in 1983 and is currently licensed in Washington state. Mr. Lee, is fluent in Mandarin, Cantonese, and English, served as a judicial member of the Hong Kong SEC Insider Dealing Tribunal (a trial court) for six years. He earned his MBA from Dalhousie University and travels frequently between the US and China.

                Ms. Shirley Kiang, MBA, Independent Director - Ms. Kiang spent over two decades as a senior executive for various high-tech firms in Silicon Valley and Asia, providing guidance in corporate governance and financial analysis.  Ms. Kiang is fluent in Mandarin, Cantonese, and English and has close contacts in China and Taiwan.  Ms. Kiang holds a bachelor's degree in psychology and an MBA from the University of Massachusetts. She has been a board member since 1998, and is Chairperson of the Compensation Committee

                Mr. Joseph J. Borich, MBA, Independent Director - Mr. Borich is Executive Director of the Washington State China Relations Council, which represents over 160 American corporations - including Boeing, Microsoft, and other Fortune 500 companies - with interests or holdings in China. Mr. Borich was the American Consul General to Shanghai in the 1990's, and has held a number of positions within the US State Department.  He serves as Chairperson of the Nomination Committee. Mr. Ian Robinson CPA, Chair of Compensation Committee

                Mr. Ian Robinson CPA, Independent Director - Mr. Robinson a former partner at Ernst & Young and serves as the Chairman of the Audit Committee. Mr. Robinson serves as a Board Member of several US and Hong Kong publicly listed companies, has over forty years of experience in auditing and public reporting. He is a Fellow of the CPA Society of Australia and Hong Kong and travels frequently between the US and Hong Kong.

                Mr. Dennis Bracy, Independent Director - Mr. Bracy is the CEO of the US-China Clean Energy Forum and Chair of the Washington State China Relations Council.  A former advisor to executives, Senators, Governors and other public officials, he is considered a leading energy strategist.  His clients have included the US Department of Energy, Pacific Northwest National Laboratory, Boeing, Microsoft, and Demand Energy Networks.  He earned his bachelor’s degree from the University of St. Louis.

                Mr. Edward L. Dowd, Jr, Independent Director - Mr. Dowd is a federal litigation attorney who has represented numerous clients before the SEC and the Department of Justice.  He served six years as a US Attorney and was a former partner of Bryan Case, LLP.  Mr. Dowd has also served as Chair of the Attorney General’s Committee on Environmental Issues for five years.  His current focus involves corporate compliance and defense, environment and commercial litigation, public corruption, extortion, commercial, and securities cases.  He is a partner of Dowd Bennett, LLP in St. Louis, MO.

                Mr. Robert Lee, Director - Mr. Lee is fluent in Mandarin and English and is highly involved in the company's corporate strategic planning and due diligence efforts. Mr. Lee has a strong operational and engineering background and provides stewardship and vision to the management team. Robert studied engineering and mathematics at Michigan State University and is associated with the Michigan state government.

                Executive Officers

                Mr. Dickson V. Lee, Chairman and CEO - Mr. Lee founded the company in 1995. He has extensive management experience with KPMG and other US companies in New York.  Mr. Lee obtained his CPA in 1983 and is currently licensed in Washington State. Mr. Lee is fluent in Mandarin, Cantonese, and English, served as a judicial member of the Hong Kong SEC Insider Dealing Tribunal (a trial court) for six years. He earned his MBA from Dalhousie University and travels frequently between the US and China.

                Ms. Jung Mei (Rosemary) Wang, CPA, Acting CFO – Ms. Wang is a CPA, with over 20 years of auditing experience on US GAAP, taxation and internal controls.  Currently, Ms. Wang also serves as a managing partner of a California based accounting firm. She is speaks both Mandarin and English, and has extensive knowledge of China. Ms. Wang received her MBA degree in Finance and a Master of Taxation degree from San Jose State University.

                Mr. Clayton Fong, EVP US Operations - Mr. Fong has served at senior levels in the White House and the California Governor's Office. He served President George HW Bush as Deputy Assistant to the President for Public Liaison,  Deputy Director of the US Office of Consumer Affairs and Deputy Associate Director of Presidential Personnel. He was also the CEO of an organization with a payroll of over 1000 employees in 11 offices nationwide. Mr. Fong has extensive experience in management, human resources, marketing, government affairs and international business.

                Corporate Governance

                We have adopted a Code of Ethics that applies to our directors, officers and employees.  This Code is available on our website, www.llenergyinc.com, under “Corporate Governance.” The information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.  Any amendments to or waivers of the code of ethics granted to the our directors, officers and employees will be published promptly on our website or by other appropriate means in accordance with SEC rules.

Item 11.  Executive and Director Compensation

                The Summary Compensation Table for the year ended April 30, 2010 is summarized as follows:

Summary Executive Compensation Table

Name and Principal Position	Year	Base Salary	Stock Awards	Warrant Awards	Non-Equity Awards	Total

Dickson V. Lee, Chairman of the Board and Chief Executive Officer	2010	$ 174,503	$ -	$ 41,729	$ 16,667	$ 232,899

Ms. Jung Mei (Rosemary) Wang, CPA, Acting Chief Financial Officer	2010	$ 92,091	$ 21,000	$ 83,511	$ 9,100	$ 205,702

Clayton Fong, Executive Vice President - US Operations (1)	2010	$ 75,000	$ 49,000	$ -	$ 5,865	$ 129,865

(1)     Compensation prorated for seven months

                The Summary Compensation Table for the year ended April 30, 2010 is summarized as follows:

Summary Director Compensation Table

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Warrants Awards	Total

Dickson V. Lee	2010	$ 22,500	$ 22,500	$ 35,510	$ 80,510
Shirley Kiang	2010	$ 36,000	$ 9,000	$ 35,510	$ 80,510
Joseph J. Borich	2010	$ 36,000	$ 9,000	$ 35,510	$ 80,510
Ian Robinson	2010	$ 36,000	$ 9,000	$ 35,510	$ 80,510
Dennis Bracy (1)	2010	$ 17,167	$ 4,292	$ -	$ 21,458
Robert Lee	2010	$ 20,000	$ 20,000	$ 35,510	$ 75,510
Edward Dowd (2)	2010	$ 9,733	$ 2,434	$ -	$ 12,168

(1) Compensation is $20,000 (pro rata - 6 months out of 12 months) plus $1,458 for chair of Green Energy Committee as of 1/18/10
(2) Compensation is $12,167 (pro rata - 3.65 months out of 12 months)

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

                The following table sets forth information as of April 30, 2009 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.

		Shares Beneficially Owned
	Common Stock	Right to Acquire (1)	Percent (2)

5% Beneficial Owner

T Squared Investment LLC	1,748,800	1,748,800	6.0%

Director or Executive Officers

Dickson Lee	6,928,396	254,000	24.7%
Joseph J Borich	48,944	98,000	*
Dennis Bracy	864	-	*
Edward Dowd	526	-	*
Shirley Kiang	127,946	109,666	*
Paul Lee	64,666	10,000	*
Robert Lee	857,740	77,000	3.2%
Ian Robinson	13,944	58,000	*
Jung-Mei (Rosemary) Wang	27,200	52,000	*

*Represent less than 1% of the Company’s shares of Common Stock

(1) Includes shares of warrants exercisable as of April 30, 2010.

(2) Percent is based upon the 29,050,401 shares outstanding at April 30, 2010 and the shares which such directors and executive officers have the right to acquire upon warrant exercisable as of April 30, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

                Robert Lee, Board Member, is the brother of Dickson Lee, Chief Executive Officer.

Item 14. Principal Accountant Fees and Services

Item	Fiscal Year of 2010	Fiscal Year of 2009

Audit Related Fees:
Audit Fess	$ 250,000	$ 110,000
Quarterly and other fees	60,000	50,000
Total audit fees	$ 310,000	$ 160,000

Part IV

Item 15. Exhibits and Financial Statement Schedules

  Independent auditor’s report on Financial Statements.

The following list describes the exhibits filed as part of this report on Form 10-K:

EXHIBIT                                        DESCRIPTION

NUMBER

21.1                    Subsidiaries of the Company

23.1                    Consent of Independent Registered Public Accounting Firm

31.1                    Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                    Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                    Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                    Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L & L ENERGY, INC.

Date: July 28, 2010	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee
	Title:	Chief Executive Officer

Each person whose individual signature appears below hereby authorizes and appoints Dickson V. Lee with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dickson V. Lee	CEO & Chairman (Principal Executive Officer)	July 28, 2010
Dickson V. Lee

/s/ Jung Mei Wang	Acting Chief Financial Officer (Principal Accounting and Financial Officer)	July 28, 2010
Jung Mei Wang

/s/ Shirley Kiang	Director	July 28, 2010
Shirley Kiang

/s/ Joseph J. Borich	Director	July 28, 2010
Joseph J. Borich

/s/ Ian Robinson	Director	July 28, 2010
Ian Robinson

/s/ Dennis Bracy	Director	July 28, 2010
Dennis Bracy

/s/ Edward Dowd	Director	July 28, 2010
Edward Dowd

/s/ Robert Lee	Director	July 28, 2010
Robert Lee

EXHIBIT 21.1

L&L ENERGY, INC.
SUBSIDIARIES OF THE COMPANY
(as of April 30, 2010)

Legal Entity Name	Jurisdiction of Incorporation

L&L Coal Partners.	P.R.C.
Kunming Biaoyu Industrial Boiler Co., Ltd	P.R.C.
L&L Yunnan Tianneng Industry Co. Ltd	P.R.C.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-143224, No. 333-118367, No. 333-91244, No. 333-79881, No. 333-31015) of L & L Energy, Inc. of our report dated July 28, 2010, relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in this Form    10-K.

/s/ Kabani & Co. Inc.

Kabani & Co. Inc.

July 28, 2010

EXHIBIT 31.1

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

I, Dickson V Lee, certify that:

1. I have reviewed this annual report on Form 10-K of L&L Energy, Inc.;

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

L&L ENERGY, INC.

Date: July 28, 2010	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 31.2

CERTIFICATIONS OF ACTING CHIEF FINANCIAL OFFICER

I, Jung Mei Wang certify that:

1. I have reviewed this annual report on Form 10-K of L&L Energy, Inc.;

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

L&L ENERGY, INC.

Date: July 28, 2010	By:	/S/ Jung Mei Wang
	Name:	Jung Mei Wang, CPA
	Title:	Acting CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-K of L&L Energy, Inc. (the “Registrant”) for the year ended April 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: July 28, 2010	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-K of L&L Energy, Inc. (the “Registrant”) for the period ended January 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jung Mei (Rosemary) Wang, Acting Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: July 28, 2010	By:	/S/ Jung Mei Wang
	Name:	Jung Mei Wang, CPA
	Title:	Acting CFO