Form 10-Q
period 2010-09-08
L & L ENERGY, INC.
filed 2010-09-09
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE FIRST QUARTER ENDED ON JULY 31, 2010

OR

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-32505

L & L ENERGY, INC.

 (Exact name of small Business Issuer as specified in its charter)

NEVADA	91-2103949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

130 Andover Park East, Suite 200, Seattle, WA	98188
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer [  ]     Accelerated filer [ X ]    Non-accelerated filer [  ]     Smaller reporting company []

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 8, 2010 there were 29,918,550 shares of common stock outstanding, with par value of $0.001.

L & L ENERGY, INC.

Form 10-Q Quarterly Report

	Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements - Unaudited
	Consolidated Balance Sheets
	As of July 31, 2010 (Unaudited) and April 30, 2010	3
	Consolidated Statements of Income and Comprehensive Income
	For the Three Months Ended July 31, 2010 and 2009 (Unaudited)	4
	Consolidated Statements of Cash Flow
	For the Three Months Ended July 31, 2010 and 2009 (Unaudited)	5
	Notes to the Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 1B.	Unresolved Staff Comments	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

Signatures		34

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

L & L ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF July 31, 2010 and April 30, 2010
(Unaudited)
	July 31, 2010	April 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,476,634	$7,327,369
Accounts receivable	16,113,257	17,304,949
Prepaid and other current assets	15,865,361	22,670,529
Other receivables	7,893,019	7,956,069
Inventories	11,758,019	9,605,103
Total current assets	61,106,290	64,864,019

Property, plant, equipment, and mine development, net	35,236,597	33,657,410
Construction-in-progress	31,201,530	17,211,093
Intangible assets, net	5,221,766	5,028,253
Long term receivable	1,259,370	1,259,151
Related party notes receivable	7,082,039	7,141,800
Total non-current assets	80,001,302	64,297,707

TOTAL ASSETS	$141,107,592	$129,161,726

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,234,722	$1,995,513
Accrued and other liabilities	755,330	1,225,294
Other payables	6,966,193	15,344,920
Taxes payable	11,822,698	10,387,265
Customer deposits	4,770,432	3,937,770
Total current liabilities	29,549,375	32,890,762

LONG-TERM LIABILITIES
Bank loans	3,407,080	4,146,950
Long-term payable	800,000	800,000
Asset retirement obligation	1,225,312	507,279
Total long-term liabilities	5,432,392	5,454,229

Total Liabilities	34,981,767	38,344,991

Commitments and contingencies
EQUITY:
L&L ENERGY STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 120,000,000 shares authorized: 29,660,449 and 28,791,735 shares issued and outstanding at July 31, 2010 and April 30, 2010, respectively	29,661	28,792
Additional paid-in capital	34,718,042	32,781,365
Accumulated other comprehensive income	1,738,587	699,755
Retained Earnings	56,047,044	45,108,530
Treasury stock (400,000 shares)	(396,000)	(396,000)
Total stockholders' equity	92,137,334	78,222,442
Non-controlling interest	13,988,491	12,594,293
Total equity	106,125,825	90,816,735
TOTAL LIABILITIES AND EQUITY	$141,107,592	$129,161,726

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE PERIODS ENDED JULY 31, 2010 and 2009
(Unaudited)
For the Three Months Periods Ended July 31,
	2010	2009
NET REVENUES	$55,329,939	$11,185,753
COST OF REVENUES	36,724,263	5,312,458
GROSS PROFIT	18,605,676	5,873,295

OPERATING COSTS AND EXPENSES:
Salaries & wages	780,672	325,237
Selling, general and administrative expenses, excluding salaries and wages	3,225,609	815,475
Total operating expenses	4,006,281	1,140,712

INCOME FROM OPERATIONS	14,599,395	4,732,583
OTHER INCOME (EXPENSE):
Interest expense	(70,540)	(3,600)
Other (expense) income	(12,843)	(3,163)
Total other (expense) income	(83,383)	(6,763)

INCOME BEFORE PROVISON FOR INCOME TAXES	14,516,012	4,725,820
LESS PROVISION FOR INCOME TAXES	2,183,300	338,761
INCOME FROM CONTINUED OPERATIONS BEFORE NON-CONTROLLING INTEREST	12,332,712	4,387,059
LESS: NONCONTROLLING INTEREST	1,394,198	1,864,265
NET INCOME FROM CONTINUED OPERATIONS	10,938,514	2,522,794

DISCONTINUED OPERATIONS
GAIN/(LOSS) FROM SUBSIDIARY DISPOSED OF	-	171,335
TOTAL INCOME/(LOSS) FROM DISCOUNTED OPERATIONS	-	171,335

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	10,938,514	2,694,129

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain( loss)	(1,038,832)	(38,105)
COMPREHENSIVE INCOME	$9,899,682	$2,656,024

INCOME PER COMMON SHARE – basic from continued operation	$0.38	$0.12
INCOME PER COMMON SHARE – basic from discontinued operation	$-	$0.01
INCOME PER COMMON SHARE – basic	$0.38	$0.13

INCOME PER COMMON SHARE – diluted from continued operation	$0.36	$0.12
INCOME PER COMMON SHARE – diluted from discontinued operation	$-	$0.01
INCOME PER COMMON SHARE – diluted	$0.36	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	29,037,451	21,167,409

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - diluted	30,407,090	21,307,409

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED JULY 31, 2010 and 2009
(Unaudited)
	For the Three Months Periods Ended July 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including non-controlling interest	$10,938,514	$2,522,794
Adjustments to reconcile net income to net cash provided by operating activities:
Income from non-controlling interest	1,394,198	1,864,265
Depreciation and amortization	3,111,736	768,114
Amortization for deferred compensation	-	10,500
Issuance of common stock for services	430,546	619,262
Changes in assets and liabilities, net of businesses acquisitions:
Accounts receivable	1,191,692	1,090,178
Prepaid and other current assets	6,945,169	1,169,610
Inventories	(2,152,916)	(1,176,975)
Deferred tax asset	-	154
Other receivable	63,050	0
Accounts payable	3,239,209	24,347
Accrued and other liabilities	(469,964)	278,106
Customer deposit	832,662	194,271
Loan to associate	-	(204,660)
Taxes payable	1,435,432	(569,906)
Other payable	(8,378,727)	0
Net cash provided by(used in) discontinued operation	-	485,608
Net cash provided by operating activities	18,580,601	7,075,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,582,067)	(2,909,227)
Acquisition of intangible assets	(429,298)	-
Change in intangible assets	-	3,671
Change in fixed assets	-	(20,018)
Construction-in-progress	(13,990,438)	(4,200,333)
Change in non-controlling interest due to acquisition and disposal	-	760,906
Loan to related party	(80,239)	-
Increase in investments	-	(12,437)
Net cash (used in) provided by investing activities	(18,082,042)	(6,377,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on bank loans	(739,870)	-
Proceeds from issuance of common stock	-	201,313
Proceeds from warrant extension	50,000	-
Warrants converted to common stock	1,457,000	475,000
Net cash provided by financing activities	767,130	676,313

Effect of exchange rate changes on cash and cash equivalents	883,576	(38,105)

INCREASE IN CASH AND CASH EQUIVALENTS	2,149,265	1,336,438
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,327,369	5,098,711
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,476,634	$6,435,149

SUPPLEMENTAL NON CASH FLOW INFORMATION:
INTEREST PAID	$59,200	$3,598
INCOME TAX PAID	$747,848	$352,634

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JULY 31, 2010 AND 2009

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L ENERGY, INC. (“L&L” and/or the “Company”) was incorporated in Nevada, and is headquartered in Seattle, Washington.  Effective on January 4, 2010, the State of Nevada approved the Company’s name change from L&L International Holdings, Inc. to L & L Energy, Inc.  The Company is a coal (energy) company, and started its operations in 1995.  Coal sales are generated entirely in China, from coal mining, clean coal washing, coking and coal wholesales operations.  At the present time, the Company conducts its coal (energy) operations in Yunnan and Guizhou provinces, southwest China.  As of July 31, 2010, the Company has three operating subsidiaries; KMC, which has coal wholesale operations and Ping Yi Coal Mine (mining operations “PYC”); two coal mining operations (DaPuAn Mine and SuTsong Mine) including DaPuAn’s coal washing operations (the “2 Mines” or “LLC”); and L&L Yunnan Tianneng Industry Co. Ltd. (including Hong Xing coal washing and ZoneLin coking operations) (“TNI”).  On August 1, 2009, the Company increased its ownership of the two coal mining operations (the “2 Mines”), from 60% to 80%.

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

The Company acquired 93% equity interest in Hon Shen Coal Co., Ltd. (“HSC”) in July 2009 and October 2009, then disposed of HSC to Guangxi Luzhou Lifu Machinery Co. Limited in April 2010.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial information - The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended July 31, 2010 may not necessarily indicative of the results of operations which might be expected for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained herein. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended April 30, 2010.

Principles of Consolidation - The fully consolidated financial statements include the accounts of the Company, and its 100% ownership of KMC subsidiary including coal wholesale and PYC coal mine, 80% of operations of LLC “2 Mines” including both coal mining and coal washing, and 98% of TNI (coal washing and coking operations).  All significant inter-company accounts and transactions were eliminated in consolidation.

Cash and Cash Equivalents - Cash and cash equivalent consist of cash on deposit with banks and cash on hand.  The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China (“PRC”) and with banks in the United States. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States.

Balances at financial institutions or state owned banks within the PRC are not insured and amounted to $7,647,587 and $2,428,509 at July 31, 2010 and April 30, 2010, respectively. As of July 31, 2010 and April 30, 2010, the Company had deposits in excess of federally insured limits totaling $1,166,956 and $2,529,565, respectively, in the U.S. Banks. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Accounts receivable - The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of July 31, 2010 and April 30, 2010, the Company determined that no reserve for accounts receivable was necessary.

Inventories - Inventories are stated at the lower of cost and net realizable value, as determined on moving average basis.

Use of Estimates - The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In regards to Asset Retirement Obligations (AROs,) the revisions to estimated cash flows pertain to revisions in the estimated amount and timing of required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages and third-party unit costs as of July 31, 2010. We base these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results may differ from management’s estimates.

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

Property, Plant, Equipment, and Mine Development - Property, plant equipment and mine development are stated at cost, less accumulated depreciation. Costs of mine development, expansion of the capacity of or extending the life of the Company’s mine are capitalized and principally amortized using the units-of-production method over the actual tons of coals produced directly. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over their estimated useful lives.  Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Building, mining structure, and plant are related to our coal mining related operations. The mining structure includes the main and auxiliary mine shafts, underground tunnels, and other integrant mining infrastructure. Depreciation for the mine shafts is provided to write off the cost of the mining structure using the units of production method based on salable reserves.

                The estimated useful lives for each category of the fixed assets are as follows:

Building, Mining Structure and Plant	20 to 25 Years
Motor Vehicles and Equipment	5 Years
Machinery	10 to 12.5 Years

Construction-in-progress - Construction-in-progress consists of amounts expended for mine construction. Once building construction is completed, the cost accumulated in construction-in-progress is transferred to property, plant, equipment and mine development.

Impairment of Long-Lived Assets - The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of July 31, 2010 and April 30, 2010, there was no impairment of its long-lived assets.

Intangibles - The Company applies Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other Intangible Assets, to record goodwill and intangible assets.  In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or more frequently when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists. The Company believes that as of July 31, 2010 and April 30, 2010, there was no impairment of its goodwill.

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  GAAP also requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. As of July 31, 2010, income tax positions must meet a more-likely-than-not recognition threshold to be recognized.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  No material deferred tax amounts were recorded at July 31, 2010 and April 30, 2010, respectively.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Concentration of Risk - For the three months ended July 31, 2010, we had one major customer who purchased 13% of the Company’s total sales and represented $6,923,993 or 42% of accounts receivable.  In addition, we had one major supplier provided 11% of our total purchases.  This supplier represents $733, 342 or 14% of the accounts payable.

For the period ended July 31, 2009, we had five major customers who purchased over 10% of the Company’s total sales. They collectively accounted for approximately 83% (approximate $12.7 million) of our total sales and approximately 74% (approximate $9.2 million) of accountant receivables. In addition, there are three major suppliers each provided over 10% of our total purchases. These suppliers collectively supplied approximately 48% (approximately $3.8 million) of the Company’s purchases and 35% (approximate $0.8 million) of total accounts payable.

Advertising Costs - The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three months ended July 31, 2010, 2009 were not significant.

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

New accounting pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-15 ("ASU 2009-15") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending April 30, 2011. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on August 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on May 1, 2011.

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current as of July 31, 2010 and April 30, 2010 consist of:

Description	July 31, 2010	April 30, 2010
Advances to suppliers	$ 12,946,847	$ 11,327,289
Bill receivable	-	8,713,763
Advanced to employees	2,897,863	2,580,222
Other	20,651	49,255
Total	$ 15,865,361	$ 22,670,529

NOTE 4.  OTHER RECEIVABLES

        Other receivables consist of the following:

Description	July 31, 201010	April 30, 2010
Short term loans to business associates	$ 6,633,868	$ 6,608,247
HSC receivable	1,259,151	1,259,151
Other	-	88,671
Total	$ 7,893,019	$ 7,956,069

NOTE 5. INVENTORIES

Inventories are primarily related to coal located at KMC, 2 Mines, PYC and TNI. Inventories consist of the following:

Description	July 31, 2010	April 30, 2010
Raw Coal	$ 6,713,700	$ 9,054,714
Washed Coal	3,182,513	155,156
Coke Coal	1,861,806	395,233
Total	$ 11,758,019	$ 9,605,103

NOTE 6. PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

Property, plant, equipment and mine development consist of the following:

Description	July 31, 2010	April 30, 2010
Mine development	$ 21,453,640	$ 21,098,410
Building and improvements	4,703,190	2,025,661
Machinery and equipment	14,219,368	12,872,896
Total	40,376,198	35,996,967
Accumulated depreciation	(5,139,601)	(2,339,557)
Property, Plant and Equipment, net	$ 35,236,597	$ 33,657,41

Depreciation expense was $2,800,044, and $768,114 for the three months ended July 31, 2010 and 2009, respectively.

NOTE 7. CONSTRUCTION IN PROGRESS

Construction in progress includes mine development, ventilation and electrical system improvements for the PYC mine, building of staff quarters, and beginning construction of a sewage treatment system and road expansion for the washing facilities.  During the quarter ended July 31, 2010, HongXing washing facility construction took place for its capacity expansion.  Construction in progress was $ 31,201,530 and $ 17,211,093 as of July 31, 2010 and April 30, 2010, respectively.

NOTE 8.  INTANGIBLE ASSETS

Mineral rights represent the exclusive right, granted by the Chinese government, to operate the 2 Mines and PYC.  The rights were acquired in the first quarter of 2008 as a result of the acquisition of the “2 Mines” on May 1, 2008 and on November 1, 2009, respectively.  The Company has elected to use units of production method to amortize its mineral rights.

Amortization expense was $235,785 and zero for the three months ended July 31, 2010 and 2009, respectively.

Intangible assets consist of the following:

Description	July 31, 2010	April 30, 2010
Mining rights	$4,251,707	$3,832,288
Customer relationship	837,560	831,428
Technology	261,919	260,002
Goodwill	250,077	248,247
	5,601,263	5,171,965
Accumulated amortization	(379,497)	(143,712)
	$5,221,766	$5,028,253

NOTE 9. ASSET RETIREMENT OBLIGATION

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

With respect to the 2 mines, Yunnan Province government authority established 3 RMB per extracted ton for natural resource surcharge for mine clean up.  The Company expects to extract approximately ten million tons of coal over the remaining forty years of mining rights.  The interest rate used in the net present value calculation is 8%.  As for the Ping Yi Mine, Gui Zhou Province government established 2 RMB per extracted ton for natural resource surcharge for mine clean up.  The Company expects to extract approximately 13.5 million tons of coal over the remaining fifty years of mining rights.  The interest rate used in the net present value calculation is 8%.

The following is a summary of the change in the carrying amount of the asset retirement obligation during the three months ended July, 31, 2010 and the year ended April 30, 2010.

	July 31, 2010	April 30, 2010

Beginning balance at May 1	$507,279	$-
Liabilities incurred during the period	-	285,380
Increase in estimated costs	693,982	-
Liabilities settled during the period	-	-
Accretion of interest	24,051	221,899
	$1,225,312	$507,279

NOTE 10 – OTHER PAYABLES

Other Payables consist of the following:

Description	July 31, 2010	April 30, 2010
Payable to previous owners of ZoneLin (less non-current)	$ 200,000	$ 200,000
Payable to previous owners of Ping Ying Coal Mine	433,670	433,670
Payable to business associates (1)	3,505,129	9,098,023
Others (1)	2,027,394	5,613,227
Total current other payables	6,166,193	15,344,920
Payable to previous owners of ZoneLin (non-current) (2)	800,000	800,000
Other non-current	-	-
	$ 6,966,193	$ 16,144,920

(1)     Payments are short-term, it will be settled before 12/2010.

(2)     Four annual installments will be paid.

NOTE 11 – TAXES PAYABLE

Taxes payable consist of the following:

Description	July 31, 2010	April 30, 2010
VAT payable	$4,224,574	$5,109,967
Income tax payable	6,282,877	3,878,426
Other taxes payable	1,315,247	1,398,872
	$11,822,698	$10,387,265

NOTE 12. BANK LOANS

During the third quarter of 2009, as part of the acquisitions of TNI and PYC, the Company assumed two loan agreements with banks in China.  The first loan with TNI was for RMB 14,300,000 or approximately $1,951,000.  This loan carried an interest rate of 5.4% per annum and matures on December 23, 2011.  The second loan with PYC was for RMB 15,000,000 or approximately $2,196,000.  The loan carries an interest rate of 9.7% per annum and matures on February 26, 2011.  Both loans are unsecured.

Total bank loan balance is $3,407,080 and $4,146,950 as of July 31, 2010 and April 30,2010 respectively. Interest expense recognized on the loan was $ 59,200 and $ 0 for the three months ended July 31, 2010 and 2009, respectively.

NOTE 13.  RELATED PARTY TRANSACTIONS

The Company loaned money to various entities who have non-controlling interests with the Company.  Those loans are notes receivables, secured by assets and machinery of the various mines or businesses indicated below.  Because the borrowers under the notes have business in which the Company has an interest, the Company believes the borrowers are considered as related parties.

Total amount of the relation party transaction is approximately $7 million as of July 31, 2010 which is tabled below.  While in the prior year, as of July 31, 2009, total related party transaction amounts to approximately $6.0 million including approximately $4.3 million is a loan to a non controlling interest shareholders of 2 Mines, approximately $1.9 million for an advance to a KMC manager for the development of the Tian-Ri Coal Mine, and approximately $911,000 owed to CEO of the Company.

Borrowers	USD	Maturity	Collateralized by
Associates to DaPuAn Coal Mine	$ 924,877	May 1, 2015	Mine Assets
Lieurkong Machinery	460,393	May 1, 2015	Machinery
Kunming Kemandi Technology Dev. Co LTD	254,517	May 1, 2015	Machinery
Associates to Tian Ri Coal Mine	1,474,926	May 1, 2015	Machinery
Associates to SuTsong Coal Mine	2,492,400	May 1, 2015	Mining Equipment
Yunnan Tinnan Co. Ltd.	1,474,926	May 1, 2015	Mine Assets
	$ 7,082,039

NOTE 14. STOCKHOLDERS’ EQUITY

During the quarter ended July 31, 2010, the Company issue 44,813 shares of common stock for services with a value of $430,546

During the quarter ended July 31, 2010, 650,000 warrants were exercised at an average exercise price of $2.26 for cash proceeds of $1,456,350.

During the quarter ended July 31, 2010, 359,555 warrants were exercised in accordance with the cashless exercise provisions resulting in the issuance of 173,901 shares.

NOTE 15. NON-CONTROLLING INTEREST

As described in Note 1, to the consolidated financial statements, the Company has the majority controlling interest of L&L Coal Partners (2 coal mining operations) and TNI.  During the fiscal year 2010, the Company increased its ownership interest in L&L Coal Partners to 80% from 60% at April 30, 2009.  The equity related to non-controlling interest as of July 31, 2010 represent 20% third party interest in L&L Coal Partners and 2% third party interests in TNI.

Included below is a schedule of changes in ownerships interest as of July 31, 2010 and April 30, 2010:

	July 30, 2010	April 30, 2010

Beginning balance	$12,594,293	$12,731,987
Non-controlling interest related to acquisitions	-	995,305
Net income related to non-controlling interest	1,394,198	7,040,555
Increase in controlling interest	-	(7,760,824)
Non-controlling interest related to disposal	-	(412,730)
Ending balance	$13,988,491	$12,594,293

NOTE 16. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding as of July 31, 2010.  Under the treasury stock method of earnings per share, the Company computed the diluted earnings per share, as if all issued warrants were converted to common stock, and cash proceeds were used to buy back common stock.

	For the Three Months Ended July 31,
	2010	2009
Net income	$10,938,514	$2,694,129
Number of Shares	29,037,451	21,167,409
Per Share - Basic	$0.38	$0.13

Effect of dilutive shares	1,369,639	140,000
Number of dilutive shares	30,407,090	21,307,409
Per Share - Diluted	$0.36	$0.46

NOTE 17. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has two operating leases for the Seattle office and GuangZhou office.  Both are non-cancelable leases, expiring in September of 2010 and November 2011, respectively.  The Company entered into a six-month lease agreement effective August 2010 in leasing office space in the Seattle office building.    The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises.  The future minimum rental payments in less than a year and in greater than a year are $132,244 and $19,558, respectively.

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

NOTE 18. SEGMENT INFORMATION

The Company reports its operations primarily through the following reportable operating segments: coal mining, coal wholesaling, coking coal washing revenue. The Company’s chief operating decision maker uses operating income as the primary measure of segment profit and loss.

	For the three months ended July 31,
Total Revenues (including intersegment sales)	2010	2009
Coal mining revenue	$18,625,582	$6,846,517
Coal wholesale revenue	5,051,603	4,339,235
Coking revenue	7,018,405	-
Coal washing revenue	28,962,725	-
	$59,658,315	$11,185,752

Intersegment revenues	2010	2009
Coal mining revenue	$4,328,376	-
Coal wholesale revenue	-	-
Coking revenue	-	-
Coal washing revenue	-	-
	$4,328,376	-

Net revenues	2010	2009
Coal mining revenue	$18,625,582	$6,846,517
Coal wholesale revenue	5,051,603	4,339,235
Coking revenue	7,018,405	-
Coal washing revenue	28,962,725	-
Less intersegment revenues	(4,328,376)	-
	$55,329,939	$11,185,752

Net income	2010	2009
Coal mining	$9,267,909	$2,796,395
Coal wholesale	540,456	280,389
Coking	806,181	-
Coal washing	2,423,525	171,335
Parent Company	(2,099,557)	(553,990)
	$10,938,514	$2,694,129

Depreciation expense	2010	2009
Coal mining	$1,752,775	$476,455
Coal wholesale	93,982	5,802
Coking	548,867	-
Coal washing	228,750	240,989
Parent Company	175,670	44,868
	$2,800,044	$768,114

	2010	2009
Total assets
Coal mining	$121,103,475	$41,727,782
Coal wholesale	1,595,425	10,488,519
Coal coking	8,958,749	-
Coal washing	23,084,615	2,523,944
Parent company (intercompany)	(13,634,672)	6,155,347
	$141,107,592	$60,895,592

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

When we use the terms "we," "us," "our," "L & L," and "the Company," we mean L & L ENERGY, INC. a Nevada corporation, and its subsidiaries.

Overview

We currently operate three mines, two coal washing facilities, one coking and one coal wholesale operation in China.  Although China has substantial coal resources, the industry is fragmented and inefficient including many small companies who lack economies of scale to maximize capacity. China’s mining companies have been unable to produce enough coal to meet China’s growing coal demand, and as a result the government has implemented a policy of consolidation to increase capacity and improve efficiency and safety. We acquire small mines that lack the capital and management expertise to expand to the 300,000 tons a year minimum production required.  We have successfully integrated and expanded three mines, all of which are well on their way to meeting the 300,000 tons a year minimum. We are confident that our acquisition strategy policy will continue and create more acquisition opportunities for us.

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

We plan to expand our coal business two ways: first, through expansion of existing operations in accordance with the consolidation policy, and second, through continued acquisitions of operations that lack the capital and management skills to expand to meet the minimum capacity required by the government.

Our operations are located in inland China, which is being developed at a faster rate than the coastal areas that have historically received most of the government’s focus. We expect this development to expand the demand for our coal.

We believe that China’s safety and environmental regulations will continue to become more onerous and will raise the barriers to entry in the coal industry.  We expect coal prices to continue to rise in calendar year 2010.

Plan of Operations

We engaged in and currently generate revenue from its coal mining, clean coal washing, coal consolidation, coking and wholesaling businesses in China, the world largest coal consuming nation.  Despite China having substantial coal resources, due to a lack of organizational skills of the coal industry among other factors, China’s mining companies cannot produce enough coal to meet China’s domestic demand for coal. As the Chinese economy continues with its GDP growth at an estimated 8% in 2010 focusing on domestic consumption, we plan to continue to leverage on our fifteen years of in-country experience, U.S. management skills, and U.S. accounting knowledge to become a leading coal energy company not only in Yunnan Province, but also in Guangdong Province. We plan to expand our coal business by expanding upon our existing operations, and by acquiring other existing profit making coal companies following China’s oligopoly policy that is aimed to eliminate small, inefficient coal mines and to favor efficient operations. We were able to continue increasing our operations during the current quarter ended on July 31, 2010.  We plan to invite qualified U.S. mining executives and strategic partners to join in our management team and to facilitate its vertical integration in the coal industry. When we reach a certain size, we plan to gradually leverage on the vast U.S. coal (energy) resources to diversify its operational risks and to increase revenue.

Results of Operations

The following table presents our operating results as a percentage of our revenues for the periods indicated:

	Three Months Ended July 31,
	2010		2009
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$55,329,939	100%	$11,185,753	100%
Cost of revenue	36,724,263	66%	5,312,458	47%
Gross profit	18,605,676	31%	5,873,295	53%
Selling general & administrative	4,006,281	7%	1,140,712	10%
Interest expense (income)	70,540	0%	3,600	0%
Other expense (income)	12,843	0%	3,163	0%
Provision for income taxes	2,183,300	4%	338,761	3%
Non-controlling interest	1,394,198	2%	1,864,265	17%
Net income	$10,938,514	20%	$2,694,129	23%

Revenue

The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)
	July 31,		to Revenues
	2010	2009	$	%

Coal Mining	$14,297,206	$6,846,517	$7,450,689	109%
Coal Whole Sale	5,051,603	4,339,235	712,368	16%
Coal Washing (1)	28,962,725	-	28,962,725	100%
Coal Coking	7,018,405	-	7,018,405	N/A
Total Revenues	$55,329,939	$11,185,753	$44,144,186	395%

(1)     Due to disposal of subsidiary HSC, related prior year revenue is shown under discontinued operations in Consolidated Statements of Income and Other Comprehensive Income.

In this quarter, our total revenue jumped from $11.2 million to $55.3 million compare to last year, approximately 395% growth. This is due to our acquisition decision.

During the three months ended July 31, 2010, our coal mining sales increased by $7,450,689, approximately 109% increase compared to the three months ended July 31, 2009. This sales increase was mainly due to higher coal demand in China market and new acquisition of Ping Ying Mine. Coal whole sale went up by 16% due to higher coal price and increase volume this year.

Coal washing revenue went up sharply in 2010 because we acquired 65% of HonShen Coal Washing unit in July 16, 2009. Thus, coal washing unit only generate half month of revenue in first quarter 2009. In addition, we purchased HongXing Coal Washing Facility in November 30, 2009.

Gross Profit

Our gross profit went down from 48% to 34% due to two factors. First, expansion into washing and coking are lower margin businesses, but vertical integration increases the overall value of the business and adds stability to the supply chain. Second, expansion of capacity and increases in safety standards on new acquisitions require up front investments.

Selling general & administrative

After many merger and acquisition in past quarters, we are able to cut cost and enable us to use resources much more efficiently, as result of these our selling general & administrative expense went down from 9% to 7% as a percentage of our revenues.

Provision for income taxes

	Three Months Ended July 31,
	2010	2009
Net income before income taxes	14,516,012	4,725,820
Provision for income taxes	2,183,300	338,761
Effective tax rate	15.04%	7.17%

Our provision for income taxes increased from the three months ended July 31, 2010 to the three months ended July 31, 2009, primarily as a result of increases net income and increase effective tax rate.

Our effective tax rate increase from the three months ended July 31, 2009 to the three months ended July 31, 2010, primarily because our organization structure was operated under sole-proprietor that is subject to a lower tax rate, now our organization structure had been change to corporate level that is subject to a higher tax rate.

Net Income Attributable to Common Stockholders

The following table presents net income attributable to common stockholders:
	Three Months Ended July 31,		Increase (Decrease) to Income
	2010	2009	$	%
Net income	12,332,712	4,387,059	7,945,653	181.1%
Less: Net income attributable to non-controlling interests	1,394,198	1,864,265	(470,067)	-25.2%
Net income attributable to Common shareholders	10,938,514	2,522,794	8,415,720	333.6%

Our net income attributable to non-controlling interest was $565,324 lower than prior year due to increase controlling interest and disposition in prior year. We increased our DaPuAn & SuTsong Coal Mines’ ownership from 60% to 80% in August 1, 2009. In April 18, 2010, we disposed 93% controlling ownership of HonShen Washing and Honshen Coking units.

Change in Liquidity and Capital Resources

The following factors affected the Company’s liquidity status and capital resources:

Net cash provided by operating activities was $18,580,601 for the three months ended July 31, 2010.  For the three months ended July 31, 2009, net cash flow provided by operating activities was $7,075,668.  The cash improvement incurred during the current year is due to an increase in net income mainly due to the acquisition of the HongXing and ZoneLin operations under TNI and PYC under KMC.

Net cash used in investing activities was $18,082,042 during the three months ended July 31, 2010, compared to $ 6,377,438 used in investing activities during the same period in 2009. It shows an increase of cash used to the construction-in-progress and purchase of property and equipment.

Net cash provided by financing activities was $767,130 during the three months ended July 31, 2010, compared to $676,313 was used during the same period in 2009.  It shows an increase of $90,817 which was mainly due to the proceeds from warrant conversion.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

At July 31, 2010, we were contractually obligated to make injection of capital per our purchase agreements as follows:

	Total	Less than 1 year	1-2 years	3-5 years	After 5 years
DaPuAn & SuTsong Mines	$ 5,027,746	$ 0	$ 0	$5,027,746	$ 0
L&L Yunnan Tianneng Industry	4,000,000	4,000,000	0	0	0
Total	$9,027,746	$4,000,000	$ 0	$5,027,746	$ 0

Critical Accounting Policies and Estimates

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

Our critical accounting policies are discussed in “Management's Discussion and Analysis or Plan of Operation” in our Annual Report on Form 10-K for the year ended April 30, 2010. Those critical accounting policies remained unchanged at July 31, 2010.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

The Company with the participation of its Chief Executive Officer (“CEO”), and acting Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company, its CEO, and its acting CFO, have concluded that the disclosure controls and procedures are ineffective as of July 31, 2010, covered by this report.   However, the Company is taking measures to improve and strengthen its internal controls over financial reporting on a going forward basis.

 Internal Control over Financial Reporting

(a)           Management’s quarterly report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  -             Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  -             Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  -             Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Item 1A. Risk Factors

You should carefully consider the risks described below together with the other information set forth in this Form 10-Q, which could materially affect our business, financial condition or future results.  The risks described below are not the only risks facing our company.  The risks described below are not the only ones that we face.  Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results and financial condition.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit number	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L & L ENERGY, INC.

Date: September 8, 2010	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

Signature	Title	Date

/s/ Dickson V. Lee	CEO & Chairman (Principal Executive Officer)	September 8, 2010
Dickson V. Lee

/s/ Jung Mei Wang	Acting Chief Financial Officer (Principal Accounting and Financial Officer)	September 8, 2010
Jung Mei Wang

/s/ Shirley Kiang	Director	September 8, 2010
Shirley Kiang

/s/ Joseph J. Borich	Director	September 8, 2010
Joseph J. Borich

/s/ Ian Robinson	Director	September 8, 2010
Ian Robinson

/s/ Dennis Bracy	Director	September 8, 2010
Dennis Bracy

/s/ Edward Dowd	Director	September 8, 2010
Edward Dowd

/s/ Robert Lee	Director	September 8, 2010
Robert Lee

EXHIBIT 31.1

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

I, Dickson V. Lee, certify that:

1. I have reviewed this quarterly report on Form 10-Q of L&L Energy, Inc.;

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

L&L ENERGY, INC.
Date: September 8, 2010	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 31.2

CERTIFICATIONS OF ACTING CHIEF FINANCIAL OFFICER

I, Jung Mei (Rosemary) Wang certify that:

1. I have reviewed this quarterly report on Form 10-Q of L&L Energy, Inc.;

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

L&L ENERGY, INC.
Date: September 8, 2010	By:	/S/ Jung Mei Wang
	Name:	Jung Mei (Rosemary) Wang, CPA
	Title:	Acting CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended July 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: September 8, 2010	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended July 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jung Mei (Rosemary) Wang, Acting Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: September 8, 2010	By:	/S/ Jung Mei Wang
	Name:	Jung Mei (Rosemary) Wang, CPA
	Title:	Acting CFO