Form 10-Q/A
period 2010-09-13
L & L ENERGY, INC.
filed 2010-09-14
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of L & L Energy, Inc. (the “Company”) for the quarter ended July 31, 2010 (the “Original Filing”), filed on September 9, 2010 to (a) clarify that salaries & wages under the line item "Operating Costs and Expenses" are related to selling, general and administrative expenses and (b) correct a clerical error in the Consolidated Statements of Income and Other Comprehensive Income. The clerical error was that foreign currency translation gain (loss) was incorrectly reported as a loss of $1,038,832 for the quarter ended July 31, 2010.  In fact, foreign currency translation for the period was a gain of $1,038,832.  The amendment has no change or impact on Total Assets, Liabilities, Equity, Net Revenues, Gross Profit, Net Income or Earnings Per Share.

This Form 10-Q/A amends Part 1, Item 1 (Financial Statements) and Part II, Item 6 (Exhibits) in the Company's Original Filing. Except to the extent required to reflect the above-referenced revisions, this Form 10-Q/A continues to describe the Company as of the date of the Original Filing, and does not update disclosures to reflect events that occurred after the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

L & L ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE PERIODS ENDED JULY 31, 2010 and 2009
(Unaudited)
For the Three Months Periods Ended July 31,
	2010	2009
NET REVENUES	$55,329,939	$11,185,753
COST OF REVENUES	36,724,263	5,312,458
GROSS PROFIT	18,605,676	5,873,295

OPERATING COSTS AND EXPENSES:
Salaries & wages – selling, general and administrative	780,672	325,237
Selling, general and administrative expenses, excluding salaries and wages	3,225,609	815,475
Total operating expenses	4,006,281	1,140,712

INCOME FROM OPERATIONS	14,599,395	4,732,583
OTHER INCOME (EXPENSE):
Interest expense	(70,540)	(3,600)
Other (expense) income	(12,843)	(3,163)
Total other (expense) income	(83,383)	(6,763)

INCOME BEFORE PROVISON FOR INCOME TAXES	14,516,012	4,725,820
LESS PROVISION FOR INCOME TAXES	2,183,300	338,761
INCOME FROM CONTINUED OPERATIONS BEFORE NON-CONTROLLING INTEREST	12,332,712	4,387,059
LESS: NONCONTROLLING INTEREST	1,394,198	1,864,265
NET INCOME FROM CONTINUED OPERATIONS	10,938,514	2,522,794

DISCONTINUED OPERATIONS
GAIN/(LOSS) FROM SUBSIDIARY DISPOSED OF	-	171,335
TOTAL INCOME/(LOSS) FROM DISCOUNTED OPERATIONS	-	171,335

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	10,938,514	2,694,129

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain( loss)	1,038,832	(38,105)
COMPREHENSIVE INCOME	$11,977,346	$2,656,024

INCOME PER COMMON SHARE – basic from continued operation	$0.38	$0.12
INCOME PER COMMON SHARE – basic from discontinued operation	$-	$0.01
INCOME PER COMMON SHARE – basic	$0.38	$0.13
INCOME PER COMMON SHARE – diluted from continued operation	$0.36	$0.12
INCOME PER COMMON SHARE – diluted from discontinued operation	$-	$0.01
INCOME PER COMMON SHARE – diluted	$0.36	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	29,037,451	21,167,409

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - diluted	30,407,090	21,307,409

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

	For the three months ended July 31,
Total Revenues (including intersegment sales)	2010	2009
Coal mining revenue	$18,625,582	$6,846,517
Coal wholesale revenue	5,051,603	4,339,235
Coking revenue	7,018,405	-
Coal washing revenue	28,962,725	-
	$59,658,315	$11,185,752

Intersegment revenues	2010	2009
Coal mining revenue	$4,328,376	-
Coal wholesale revenue	-	-
Coking revenue	-	-
Coal washing revenue	-	-
	$4,328,376	-

Net revenues	2010	2009
Coal mining revenue	$18,625,582	$6,846,517
Coal wholesale revenue	5,051,603	4,339,235
Coking revenue	7,018,405	-
Coal washing revenue	28,962,725	-
Less intersegment revenues	(4,328,376)	-
	$55,329,939	$11,185,752

Net income	2010	2009
Coal mining	$9,267,909	$2,796,395
Coal wholesale	540,456	280,389
Coking	806,181	-
Coal washing	2,423,525	171,335
Parent Company	(2,099,557)	(553,990)
	$10,938,514	$2,694,129

Depreciation expense	2010	2009
Coal mining	$1,752,775	$476,455
Coal wholesale	93,982	5,802
Coking	548,867	-
Coal washing	228,750	240,989
Parent Company	175,670	44,868
	$2,800,044	$768,114

	2010	2009
Total assets
Coal mining	$121,103,475	$41,727,782
Coal wholesale	1,595,425	10,488,519
Coal coking	8,958,749	-
Coal washing	23,084,615	2,523,944
Parent company (intercompany)	(13,634,672)	6,155,347
	$141,107,592	$60,895,592

PART II – OTHER INFORMATION

Item 6.   Exhibits

Exhibit number	Description
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L & L ENERGY, INC.

Date: September 13, 2010	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER                                                                      EXHIBIT 31.1

I, Dickson V. Lee, certify that:

1. I have reviewed this Amendment No. 1 to Quarterly Report on Form 10-Q of L&L Energy, Inc.;

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

L&L ENERGY, INC.
Date: September 13, 2010	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 31.2

CERTIFICATIONS OF ACTING CHIEF FINANCIAL OFFICER

I, Jung Mei (Rosemary) Wang certify that:

1. I have reviewed this Amendment No.1 to Quarterly Report on Form 10-Q of L&L Energy, Inc.;

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

L&L ENERGY, INC.
Date: September 13, 2010	By:	/S/ Jung Mei Wang
	Name:	Jung Mei (Rosemary) Wang, CPA
	Title:	Acting CFO