Form 10-Q
period 2010-10-31
L & L ENERGY, INC.
filed 2010-12-10
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE FIRST QUARTER ENDED ON OCTOBER 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]No [ X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]     Accelerated filer [ X ]    Non-accelerated filer [  ]     Smaller reporting company []

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 7, 2010 there were 31,131,967 shares of common stock outstanding, with par value of $0.001.

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

L & L ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2010 AND APRIL 30, 2010
(Unaudited)
	October 31, 2010	April 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,334,794	$7,327,369
Accounts receivable	20,801,659	17,304,949
Prepaid and other current assets	15,355,908	22,670,529
Other receivables	8,616,589	7,956,069
Inventories	11,948,851	9,605,103
Total current assets	66,057,801	64,864,019

Property, plant, equipment, and mine development, net	52,251,621	37,387,194
Construction-in-progress	27,713,441	17,211,093
Intangible assets, net	1,186,610	1,298,469
Long term receivable	1,260,478	1,259,151
Related party notes receivable	7,107,929	7,141,800
Total non-current assets	89,520,079	64,297,707

TOTAL ASSETS	$155,577,880	$129,161,726

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank loans - current	$2,196,000	$-
Accounts payable	4,414,609	1,995,513
Accrued and other liabilities	803,254	1,225,294
Other payables	5,781,431	15,344,920
Taxes payable	15,165,941	10,387,265
Customer deposits	2,634,730	3,937,770
Total current liabilities	30,995,965	32,890,762

LONG-TERM LIABILITIES
Bank loans – non current	588,431	4,146,950
Long-term payable	800,000	800,000
Asset retirement obligation	1,249,363	507,279
Total long-term liabilities	2,637,794	5,454,229
Total Liabilities	33,633,759	38,344,991

Commitments and contingencies

EQUITY:
STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 120,000,000 shares authorized: 30,223,749 issued and outstanding at October 31, 2010, and 28,791,735 and 28,391,735 shares issued and outstanding at April 30, 2010, respectively	30,223	28,792
Additional paid-in capital	37,939,681	32,781,365
Deferred stock compensation	(1,753,000)	-
Accumulated other comprehensive income	3,359,331	699,755
Retained Earnings	67,107,903	45,108,530
Treasury stock (400,000 shares)	(396,000)	(396,000)
Total stockholders' equity	106,288,138	78,222,442
Non-controlling interest	15,655,983	12,594,293
Total equity	121,944,121	90,816,735
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$155,577,880	$129,161,726

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31,2010 AND 2009
(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2010	2009	2010	2009
NET REVENUES	$57,417,686	$24,482,676	$112,747,625	$37,227,726
COST OF REVENUES	38,145,895	11,809,412	74,870,158	18,494,051
GROSS PROFIT	19,271,791	12,673,264	37,877,467	18,733,675

OPERATING COSTS AND EXPENSES:
Salaries & wages – selling, general and administrative	1,956,269	1,592,617	2,736,941	1,920,565
Selling, general and administrative expenses, excluding salaries and wages	2,900,999	1,930,986	6,126,608	2,756,924
Total operating expenses	4,857,268	3,523,603	8,863,549	4,677,489

INCOME FROM OPERATIONS	14,414,523	9,149,661	29,013,919	14,056,186
OTHER INCOME (EXPENSE):
Interest expense	(100,928)	(29,704)	(171,468)	(33,302)
Other (expense) income	420,960	528,697	408,117	629,055
Total other (expense) income	320,032	498,993	236,649	595,753

INCOME BEFORE PROVISON FOR INCOME TAXES	14,734,555	9,648,654	29,250,568	14,651,939
LESS PROVISION FOR INCOME TAXES	2,006,205	814,764	4,189,505	1,167,398
NET INCOME	12,728,350	8,833,890	25,061,062	13,484,541

Net income attributable to non-controlling interests	1,667,492	1,887,109	3,061,690	3,843,631
Net income attributable to the Company	11,060,858	6,946,781	21,999,373	9,640,910
NET INCOME	12,728,350	8,833,890	25,061,062	13,484,541

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain( loss)	1,620,744	0	2,659,576	(38,105)
COMPREHENSIVE INCOME	$14,349,094	$8,833,890	$27,720,638	$13,446,436

Comprehensive income attributable to non-controlling interests	$1,667,492	$1,887,109	$3,061,690	$3,843,631
Comprehensive income attributable to the Company	12,681,602	6,946,781	24,658,949	9,602,805
COMPREHENSIVE INCOME	$14,349,094	$8,833,890	$27,720,638	$13,446,436

INCOME PER COMMON SHARE – basic	$0.37	$0.31	$0.75	$0.44

INCOME PER COMMON SHARE – diluted	$0.35	$0.29	$0.72	$0.41

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	29,923,091	22,726,935	29,480,271	21,964,044

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - diluted	31,225,945	24,397,083	30,719,093	23,634,192

                                                                                                          The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009
(Unaudited)
	For the Six Months Periods Ended October 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,999,373	$9,640,910
Adjustments to reconcile net income to net cash provided by operating activities:
Income from non-controlling interest	3,061,690	3,843,631
Depreciation and amortization	4,632,395	526,202
Amortization for deferred compensation	-	19,000
Issuance of common stock for services	1,277,138	-
Issuance of common stock for employee bonus	1,753,000	-
Amortization of service costs	-	688,131
Gain on reduction of debt	-	(528,697)
Deferred tax asset	-	154
Changes in assets and liabilities, net of businesses acquisitions:
Accounts receivable	(3,496,710)	(2,348,100)
Prepaid and other current assets	7,204,621	(1,817,751)
Inventories	(2,343,748)	(1,516,442)
Other receivable	(660,520)	1,694,524
Accounts payable	2,419,096	(388,720)
Accrued and other liabilities	(422,040)	597,721
Customer deposit	(1,303,040)	1,176,480
Taxes payable	4,778,676	348,333
Other payable	(9,563,489)	-
Net cash provided by operating activities	29,336,441	11,935,376

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,240,277)	(1,682,233)
Acquisition of intangible assets	-	(306,460)
Construction-in-progress	(20,719,831)	(7,976,029)
Increase in investments	-	(264,132)
Net cash (used in) provided by investing activities	(28,960,108)	(10,228,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan to associates	-	(183,281)
Payment on bank loans	(1,362,519)	-
Payment of Debt	-	(625,000)
Payment to shareholder	-	(910,791)
Proceeds from issuance of common stock	-	5,543,790
Proceeds from warrant extension	50,000	-
Warrants converted to common stock	2,069,750	750,000
Net cash provided by financing activities	757,231	4,574,718

Effect of exchange rate changes on cash and cash equivalents	873,861	(34,434)

INCREASE IN CASH AND CASH EQUIVALENTS	2,007,425	6,246,806
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,327,369	5,098,711
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,334,794	$11,345,517

SUPPLEMENTAL NON CASH FLOW INFORMATION:
INTEREST PAID	$160,368	$33,302
INCOME TAX PAID	$2,389,338	$1,167,398

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009

NOTE 1. ORGANIZATION

 DESCRIPTION OF BUSINESS

L & L Energy, Inc. (“L&L” and/or the “Company”) was incorporated in Nevada, and is headquartered in Seattle, Washington.  Effective on January 4, 2010, the State of Nevada approved the Company’s name change from L&L International Holdings, Inc. to L & L Energy, Inc.  The Company is a coal (energy) company, and started its operations in 1995.  Coal sales are generated entirely in China, from coal mining, clean coal washing, coking and coal wholesales operations.  At the present time, the Company conducts its coal (energy) operations in Yunnan and Guizhou provinces, southwest China.  As of July 31, 2010, the Company has three operating subsidiaries: KMC, which has coal wholesale operations and Ping Yi Coal Mine (mining operations “PYC”); two coal mining operations (DaPuAn Mine and SuTsong Mine) including DaPuAn’s coal washing operations (the “2 Mines” or “LLC”); and L&L Yunnan Tianneng Industry Co. Ltd. (including Hong Xing coal washing and ZoneLin coking operations) (“TNI”).  On August 1, 2009, the Company increased its ownership of the “2 Mines”, from 60% to 80%.

KMC acquired 100% equity of PYC on January 18, 2010 with an effective acquisition date of November 1, 2009.  L&L formed a new subsidiary, TNI, in the Yunnan province, China, which owns 98% of controlling interest of TNI.  Through TNI, L&L acquired 100% equity of ZoneLin Coal Coking Factory in China (“ZoneLin”) on February 3, 2010 with an effective acquisition date of November 1, 2009; and acquired 100% equity of SeZone County Hong Xing Coal Washing Factory (“Hong Xing”) on January 1, 2010 with an effective acquisition date of November 30, 2009.

The Company acquired a controlling interest in Hon Shen Coal Co., Ltd. (“HSC”) in July 2009 and then disposed of HSC to Guangxi Luzhou Lifu Machinery Co. Limited in April 2010.

 BASIS OF PRESENTATION

The consolidated financial statements include the accounts of L & L Energy, Inc. and its affiliates. All intercompany    transactions, profits and balances have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial information - The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended October 31, 2010 may not necessarily be indicative of the results of operations which might be expected for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in management’s opinion , are necessary for fair presentation of the information contained herein. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended April 30, 2010.

Principles of Consolidation -The fully consolidated financial statements include the accounts of the Company, and 100% ownership of KMC subsidiary including coal wholesale and PYC coal mine, 80% of operations of LLC “2 Mines” including both coal mining and coal washing, and 98% of TNI (coal washing and coking operations).  The Company fully consolidates 100% of the assets, liabilities of its subsidiaries and show the non-controlling interests owned by their respective owners as Non-Controlling Interests.  The results of operations of the Company’s subsidiaries less amounts attributable to non-controlling interest owners are net income attributable to the Company.  All significant inter-company accounts and transactions are eliminated.

Use of Estimates - The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In regards to Asset Retirement Obligations (“AROs”,) the revisions to estimated cash flows pertain to revisions in the estimated amount and timing of required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages and third-party unit costs as of October 31, 2010. We base these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results may differ from management’s estimates.

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

Balances at financial institutions or state owned banks within the PRC are not insured and amounted to $8,831,833 and $2,428,509 at October 31, 2010 and April 30, 2010, respectively. As of October 31, 2010 and April 30, 2010, the Company had deposits in excess of federally insured limits totaling $54,779 and $2,529,565, respectively, in the U.S. Banks. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Revenue Recognition - In accordance with Accounting Standard Codification “ASC” 605, “Revenue Recognition,” we recognize revenue when all of the following four criteria are met:

  Persuasive evidence of an arrangement exists
  Delivery has occurred
  The sales price is fixed or determinable
  Collection is reasonably assured

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

Accounts receivable - The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of October 31, 2010 and April 30, 2010, the Company determined that no reserve for accounts receivable was necessary.

Inventories - Materials and supplies and coal inventory are valued at the lower of average cost or market. Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs.

Non-controlling Interest - In 2009, the Company purchased 60% interests in 2 Mines and subsequently increased the ownership to 80% during 2010.  Certain amounts presented for prior periods previously designated as minority interest have been reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, which established new standards governing the accounting for and reporting of noncontrolling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCI prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Minority interest” balance previously included in the “Other liabilities” section of the consolidated balance sheets to a new component of equity with respect to NCI in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statements of income and other comprehensive income, largely identifying net income including NCI and net income attributable to the Company.

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

In regards to Asset Retirement Obligations (“AROs”,) the revisions to estimated cash flows pertain to revisions in the estimated amount and timing of required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages and third-party unit costs as of October 31, 2010. We base these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates.

Property, Plant, Equipment, and Mine Development - Property, plant equipment and mine development are stated at cost, less accumulated depreciation. Costs of mine development, expansion of the capacity of or extending the life of the Company’s mines are capitalized and principally amortized using the units-of-production method over the actual tons of coals produced directly. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over their estimated useful lives.  Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Building, mining structure, and plant are related to our coal mining related operations. The mining structure includes the main and auxiliary mine shafts, underground tunnels, and other integrant mining infrastructure. Depreciation for the mine shafts is provided to write off the cost of the mining structure using the units of production method based on proven reserves.

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

Impairment of Long-Lived Assets - The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of October 31, 2010 and April 30, 2010, there was no impairment of its long-lived assets.

Intangible Assets - The Company applies Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other Intangible Assets, to record goodwill and intangible assets.  In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or more frequently when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists. The Company believes that as of October 31, 2010 and April 30, 2010, there was no impairment of its goodwill.

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  GAAP also requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. As of October 31, 2010, income tax positions must meet a more-likely-than-not recognition threshold to be recognized.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  No material deferred tax amounts were recorded at October 31, 2010 and April 30, 2010, respectively.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The charge for taxation is based on the results for the reporting period as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

The Company’s operating subsidiaries located in PRC are subject to PRC income tax. The new Chinese Enterprise Income Tax (“EIT”) law was effective on January 1, 2008. Under the new Income Tax Laws of PRC, a company is generally subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. The statutory rate is 3% and 5% for entity LLC and TNI respectively since they are owned in the form of partnerships.

Stock-Based Compensation - The Company records stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period by using the Black-Scholes option pricing model,. Under ASC 718, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Concentration of Risk - For the three and six months ended October 31, 2010, we had two major customers who purchased 26% of the Company’s total sales and represented $14,894,662 or 26% of accounts receivable.  In addition, we had one major supplier provided 17% of our total purchases.  This supplier represents $6,643,796 or 16% of the accounts payable.

Advertising Costs - The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three and six months ended October 31, 2010, 2009 were not significant.

Statement of Cash Flows - In accordance with ASC Topic 230 “Statement of Cash Flows”, cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Reclassification - Certain reclassifications have been made to the fiscal 2010 and 2009 consolidated financial statements to conform to the fiscal 2011 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

New accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal year beginning after December 15, 2010 (the Company’s fiscal year 2011); early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU -2010-06 on its financial statements.

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a rollforward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The Company is required to adopt ASU No. 2010-20 as of December 15, 2010 and is currently evaluating the impact the new disclosure requirements will have on its financials statements and notes

NOTE 3. RISKS AND UNCERTAINTIES

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China (“PRC”) and with banks in the United States. Balances at financial institutions or state owned banks within the PRC are not insured and amounted to $8,831,833 and $2,428,509 at October 31, 2010 and April 30, 2010, respectively. As of October 31, 2010 and April 30, 2010, the Company had deposits in excess of federally insured limits totaling $54,779 and $2,529,565, respectively, in U.S. Banks. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets as of October 31, 2010 and April 30, 2010 consist of:

Description	October 31, 2010	April 30, 2010
Advances to suppliers	$14,211,177	$ 11,327,289
Bill receivable	-	8,713,763
Advanced to employees	1,073,978	2,580,222
Other	70,753	49,255
Total	$15,355,908	$ 22,670,529

NOTE 5.  OTHER RECEIVABLES

Other receivables consist of the following:

Description	October 31, 2010	April 30, 2010
Short term loans to business associates	$7,357,438	$ 6,608,247
HSC receivable	1,259,151	1,259,151
Other	-	88,671
Total	$8,616,589	$ 7,956,069

NOTE 6. INVENTORIES

Inventories are primarily related to coal located at KMC, 2 Mines, PYC and TNI. Inventories consist of the following:

Description	October 31, 2010	April 30, 2010
Raw Coal	$ 6,717,699	$ 9,054,714
Coke Coal	213,651	395,233
Fine Coal	5,017,501	155,156
Total	$ 11,948,851	$ 9,605,103

NOTE 7. PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

Property, plant, equipment and mine development consist of the following:

Description	October 31, 2010	April 30, 2010
Mine development	$26,604,517	$21,098,410
Mineral rights	4,330,020	3,832,288
Building and improvements	9,595,914	2,025,661
Machinery and equipment	18,553,903	12,872,896
	59,084,354	39,829,255
Accumulated depreciation	(6,832,733)	(2,442,061)
Property, Plant and Equipment, net	$52,251,621	$37,387,194

Depreciation expense was $1,693,132 and $4,390,672 for the three and six months ended October 31, 2010, respectively.  Depreciation expense was $451,092 and $1,219,206 for the three and six months ended October 31, 2009, respectively.

We have reclassified Mineral Rights as Property, Plant, Equipment and Mine Development. Mineral Rights were disclosed as Intangible Assets in prior financial statements. We amortize our mining rights using the units-of-production basis in fiscal year 2010.

Mineral rights represent the exclusive right, granted by the Chinese government, to operate the 2 Mines and PYC.  The rights were acquired in the first quarter of 2008 as a result of the acquisition of the “2 Mines” on May 1, 2008 and on November 1, 2009, respectively.  The Company has elected to use unit-of-production method to amortize its mineral rights

NOTE 8. CONSTRUCTION IN PROGRESS

Construction in progress includes mine development, ventilation and electrical system improvements for the PYC mine and the two coal mines, building of staff quarters, and beginning construction of a sewage treatment system and road expansion for the washing facilities.  Construction in progress was $ 27,713,441and $ 17,211,093 as of October 31, 2010 and April 30, 2010, respectively.

NOTE 9.  INTANGIBLE ASSETS

Amortization expense was $141,941 and zero for the three months ended October 31, 2010 and 2009, respectively.

Intangible assets consist of the following:

Description	October 31, 2010	April 30, 2010
Customer relationship	$850,098	$831,428
Technology	265,840	260,002
Goodwill	253,821	248,247
	1,369,759	1,339,677
Accumulated amortization	(183,149)	(41,208)
	$1,186,610	$1,298,469

We have reclassified Mineral Rights to Property, Plant, Equipment and Mine Development. Mineral Rights were disclosed as Intangible Assets in prior financial statements.

NOTE 10. ASSET RETIREMENT OBLIGATION

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

The following is a summary of the change in the carrying amount of the asset retirement obligation as of October, 31, 2010 and the year ended April 30, 2010.

	October 31, 2010	April 30, 2010

Beginning balance at May 1	$507,279	$-
Liabilities incurred during the period	-	469,700
Increase in estimated costs	693,982	-
Liabilities settled during the period	-	-
Accretion of interest	48,102	37,579
	$1,249,363	$507,279

NOTE 11.  OTHER PAYABLES

Other Payables consist of the following:

Description	October 31, 2010	April 30, 2010
Payable to previous owners of ZoneLin (less non-current)	$ 200,000	$ 200,000
Payable to previous owners of Ping Ying Coal Mine	433,670	433,670
Payable to business associates (1)	2,948,952	9,098,023
Others (1)	2,198,809	5,613,227
Total current other payables	5,781,431	15,344,920
Payable to previous owners of ZoneLin (non-current) (2)	800,000	800,000
Other non-current	-	-
	$ 6,581,431	$ 16,144,920

Total Other Payables was $16.1 million as of 4/30/2010. None of these payables bear interest and are not collateralized by any assets of the Company.  $7.4 million was a temporary interest free loan from a business partner, which was repaid in the first quarter ended 7/31/2010. $1.4 million are part of the considerations to the non-controlling interest owners of the coal mines acquired during FY 2010, which will be paid according to the terms of the acquisition. The other $2.2 million are for miscellaneous payment of fees related to maintenance, safety, employee training for security and environmental.

(1)     Payments are short-term, it will be settled before 12/2010.

(2)     Four annual installments will be paid.

NOTE 12. INCOME TAX PAYABLE

Incomes tax payable balance was $ 15,165,941 and $ 10,387,265 as of October 31, 2010 and April 30, 2010, respectively.

Taxes payable consist of the following:

Description	October 31, 2010	April 30, 2010
VAT payable	$5,438,351	$5,109,967
Income tax payable	8,170,438	3,878,426
Other taxes payable	1,557,152	1,398,872
	$15,165,941	$10,387,265

NOTE 13. INCOME TAXES

The Company’s main operations are located in China.  The Company is subject to corporate income taxes primarily in two taxing jurisdictions, China, and the United States of America.  The income of the Company is mainly generated via its 2 Mines , KMC, and TNI which are foreign entities located in China.  The Company incurs tax liability for the coal operations charged at 25% of net profit.  As the 2 Mines (DaPuAn Mine and SuTsong Mine) are in a heavily regulated resource business in China, and HongXing and ZoneLin are in a form of proprietorship (are not incorporated as a corporation), thus the tax rate of 3% and 5% of total revenue proceeds is applied to 2 Mines and TNI respectively, subject to provisional adjustments when the coal sale changes.  As no cash or funds were repatriated from China to the U.S., the Company’s income was not subject to the U.S. federal taxation, under subpart F, income from controlled foreign company, of the U.S. Internal Revenue Code.

The Company’s income tax liability for the period ended October 31, 2010 and April 30, 2010 was $8,710,438 and $3,878,426, respectively.  These tax payables to Chinese local governments can be postponed temporarily as we are a U.S. company bringing in U.S. management skills and investing capital to increase coal production and safety standards, beneficial to the Chinese local communities.  According to Chinese law, a new joint venture located in the western part of China may benefit under the “Go-West” policy to enjoy a special Chinese tax rebates from the government, thus there is a high probability that the 2 Mines, KMC and TNI tax liability payments may be delayed or mitigated.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Income and Comprehensive Income:

The significant component for income taxes is described for both US and PRC operation as of October 31, 2010 and April 30, 2010 are described below.

a) United States of America

As of October 31, 2010, the Company in the United States had $11,119,241 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years.  The deferred tax assets as of October 31, 2010 consist mainly of net operating loss carry forwards.  Due to the uncertainty of the realization of the related deferred tax assets of $904,579 a reserve equal to the amount of deferred income taxes has been established at October 31, 2010.  The Company has provided 100% valuation allowance to the deferred tax assets as of October 31, 2010.

b) People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiaries are generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 25% for KMC.  The LLC and TNI entities are owned in the form of partnerships, thus, the statutory rate is 3% and 5% respectively.

Tax Rate Reconciliation

Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the three and six months ended October 31, 2010 and 2009 for the following reasons:

	For the three month period ended October 31,		For the six month period ended October 31,
	2010	2009	2010	2009
Consolidated pretax income	$14,734,555	$9,648,654	$29,250,568	$14,681,939
Expected income tax expense	5,009,749	3,280,542	9,945,193	4,981,659
Difference between statutory rate and foreign effective tax rate	(3,966,767)	(2,689,112)	(7,432,757)	(4,225,952)
Change in valuation allowance	963,224	223,334	1,677,071	411,691
Actual tax expense	$2,006,205	$814,764	$4,189,505	$1,167,398
Consolidated effective tax rate	14%	8%	14%	8%

NOTE 14.  ADVANCES TO SUPPLIERS

Cash advances are typically made to coal suppliers to guarantee a certain delivery of coal to us at a specified time and price. Since the demand for coal is high, we set up agreements with these suppliers, with cash deposits, to ensure a constant supply of coal to our washing and coking facilities.

Advanced to suppliers amounted to $14,211,177 as compared to $11,327,289 as of October 31, 2010 and April 30, 2010 respectively.

NOTE 15.  BANK LOANS

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

Total bank loan balance is $2,784,431 and $4,146,950 as of October 31, 2010 and April 30, 2010, respectively. Interest expense recognized on the loan was $100,928 and $171,468 for the three and six months ended October 31, 2010, respectively. Interest expense recognized on the loan was $29,704 and $33,032 for the three and six months ended October 31, 2009.

NOTE 16.  RELATED PARTY TRANSACTIONS

The Company loan money to various entities that have non-controlling interest with us. These loans are notes receivable, secured by assets and machinery of the various mines or businesses and are for the establishment of good business practice and long term relationships with these non-controlling interest owners. Because the borrowers under the notes have businesses in which we have an interest, we believe the borrowers are considered as related parties..

Total amount of the related party transaction is approximately $7 million as of October 31, 2010 which is tabled below.  While in the prior year, as of October 31, 2009, total related party transaction amounted to approximately $1.9 million, which is an advance of $1.9 million to a KMC manager for the development of the Tian-Ri Coal Mine.

Borrowers	USD	Maturity	Collateralized by
Associates to DaPuAn Coal Mine	$ 924,877	May 1, 2015	Mine Assets
Lieurkong Machinery	460,393	May 1, 2015	Machinery
Kunming Kemandi Technology Dev. Co LTD	258,327	May 1, 2015	Machinery
Associates to Tian Ri Coal Mine	1,497,006	May 1, 2015	Machinery
Associates to SuTsong Coal Mine	2,492,400	May 1, 2015	Mining Equipment
Yunnan Tinnan Co. Ltd.	1,474,926	May 1, 2015	Mine Assets
	$ 7,107,929

NOTE 17. STOCKHOLDERS’ EQUITY

For the three and six months ended October 31, 2010, 44,813 and 329,691 shares of our common stock were issued, respectively,  with a value of $430,546 and $2,599,702, respectively.

The Board of Directors approved to issue shares in respect to the services provided by Dickson Lee, our CEO and Chairman of the Board, and Clayton Fong, our Executive Vice President of Operations, during the 2010 fiscal year. As of October 31, 2010, the Company issued 111,276 shares to Dickson Lee and 81,317 shares to Clayton Fong, with the share value of $811,200 and $592,800, respectively.

For the three and six months ended October 31, 2010, 218,750 and 868,750 warrants were exercised at average exercise price of $2.80 and $3.22, respectively, for cash proceeds of $0.6 million and $ 2.1 million, respectively.

	Units	Weight Average Exercise Price
Outstanding at April 30, 2010	3,385,329	$2.50
Issued	-
Exercised	(1,009,555)	$3.32
Cancelled	-
Expired	-
Outstanding at July 31, 2010	2,375,774	$3.40

Issued	-
Exercised	(218,750)	$2.80
Cancelled	-
Expired	-
Outstanding at October 31, 2010	2,157,024	$3.46

NOTE 18. NON-CONTROLLING INTEREST

As described in Note 1 to the consolidated financial statements, the Company has the majority controlling interest of L&L Coal Partners (2 coal mining operations) and TNI.  During the fiscal year 2010, the Company increased its ownership interest in L&L Coal Partners to 80% from 60% in April 2009.  The equity related to non-controlling interest as of October 31, 2010 represent 20% third party interest in L&L Coal Partners and 2% third party interests in TNI.

Included below is a schedule of changes in ownerships interest as of October 31, 2010 and April 30, 2010:

	October 31, 2010	April 30, 2010

Beginning balance	$12,594,293	$12,731,987
Non-controlling interest related to acquisitions	-	995,305
Net income related to non-controlling interest	3,061,690	7,040,555
Increase in controlling interest	-	(7,760,824)
Non-controlling interest related to disposal	-	(412,730)
Ending balance	$15,655,983	$12,594,293

NOTE 19. EARNINGS PER SHARE

The Company only has common shares and warrants issued and outstanding as of October 31, 2010.  Under the treasury stock method of earnings per share, the Company computed the diluted earnings per share, as if all issued warrants were converted to common stock, and cash proceeds were used to buy back common stock.

	For the Three Months Ended October 31		For the Six Months Ended October 31
	2010	2009	2010	2009

Net income	$11,060,858	6,946,781	$21,999,373	9,640,910
Number of Shares	29,923,091	22,726,935	29,480,271	21,964,044
Per Share - Basic	$0.37	0.31	$0.75	0.44

Effect of dilutive shares	$1,302,854	1,670,148	$1,238,822	1,670,148
Number of dilutive shares	31,225,945	24,397,083	30,719,093	23,634,192
Per Share - Diluted	$0.35	0.29	$0.72	0.41

NOTE 20. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has two operating leases for the Seattle office and the GuangZhou office.  Both are non-cancelable leases, expiring in January 2011 and November 2011, respectively. The non-cancelable operating lease agreements require that the Company pays certain operating expenses, including management fees to the leased premises.  The future minimum rental payments in less than a year and in greater than a year are $76,800 and $19,558, respectively.

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

NOTE 21. STOCK INCENTIVE PLAN

On September 9, 2010, our Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”), which was approved by our shareholders at our annual meeting of the shareholders held on the same date. The 2010 Plan authorizes the Board of Directors or one or more of its members to grant options to eligible individuals to purchase shares of common stock our Company to eligible individuals.  Eligible individuals may be employees, non-employee members of the Board or the board of directors of any Parent or Subsidiary, and consultants who provide valuable service to us or our Parent or Subsidiary. Options to purchase Common Stock may be incentive stock options, stock units, stock appreciation rights or non-statutory stock options as determined by the Board of Directors or its delegate. 4,200,000 shares of Common Stock were reserved for issuance.

Each option agreement specifies the term as to when the option is to become exercisable. Standard options vest at a rate of at least 20% of the underlying shares per year over five years and have a maximum term of 10 years. However, in no event shall an incentive stock option granted to a 10% or greater stockholder be granted at an exercise price less than 110%  of the fair market value of the stock on the date of grant.

As of October 31, 2010, there was no options granted from the 2010 Plan.

NOTE 22. SEGMENT INFORMATION

The Company reports its operations primarily through the following reportable operating segments: coal mining, coal wholesaling, coking coal washing revenue. The Company’s chief operating decision maker uses operating income as the primary measure of segment profit and loss.

	For the Three Months Periods Ended October 31,		For the Six Months Periods Ended October 31,

Total Revenues (including intersegment sales)	2010	2009	2010	2009
Coal mining revenue	$ 18,611,726	$ 12,411,611	$ 37,237,308	$ 19,258,128
Coal wholesale revenue	5,518,334	3,732,913	10,569,937	8,072,148
Coking revenue	7,748,931	349,488	14,767,336	349,488
Coal washing revenue	32,193,233	7,988,664	61,155,958	9,547,961
	$ 64,072,224	$ 24,482,676	$ 123,730,539	$ 37,227,725

Intersegment revenues	2010	2009	2010	2009
Coal mining revenue	$ 6,654,538	$ -	$ 10,982,914	$ -
Coal wholesale revenue	-	-	-	-
Coking revenue	-	-	-	-
Coal washing revenue	-	-	-	-
	$ 6,654,538	$ -	$ 10,982,914	$ -

Net revenues	2010	2009	2010	2009
Coal mining revenue	$ 18,611,726	$ 12,411,611	$ 37,237,308	$ 19,258,128
Coal wholesale revenue	5,518,334	3,732,913	10,569,937	8,072,148
Coking revenue	7,748,931	349,488	14,767,336	349,488
Coal washing revenue	32,193,233	7,988,664	61,155,958	9,547,961
Less intersegment revenues	(6,654,538)	-	(10,982,914)	-
	$ 57,417,686	$ 24,482,676	$ 112,747,625	$ 37,227,725

Net income attributable to L&L	2010	2009	2010	2009
Coal mining	$ 9,372,992	$ 6,694,140	$ 18,640,901	$ 9,490,535
Coal wholesale	325,352	417,679	865,808	698,068
Coking	1,015,112	24,591	1,821,293	24,591
Coal washing	3,156,595	467,235	5,580,120	638,570
Parent Company	(2,809,193)	(656,864)	(4,908,749)	(1,210,854)
	$ 11,060,858	$ 6,946,781	$ 21,999,373	$ 9,640,910

Depreciation expense	2010	2009	2010	2009
Coal mining	$ 1,030,645	$ 295,917	$ 2,783,380	$ 772,401
Coal wholesale	140,500	63,815	234,482	69,617
Coking	101,723	21,208	650,590	21,208
Coal washing	281,894	39,385	510,644	280,374
Parent Company	138,370	30,767	314,040	75,635
	$ 1,693,132	$ 451,092	$ 4,493,135	$ 1,219,235

Total assets	2010	2009	2010	2009
Coal mining	$ 113,207,078	$ 50,222,892	$ 113,207,078	$ 50,222,892
Coal wholesale	15,432,694	10,830,639	15,432,694	10,830,639
Coking	11,173,377	3,599,324	11,173,377	3,599,324
Coal washing	30,963,475	6,684,459	30,963,475	6,684,459
Parent Company (intercompany)	(15,198,742)	5,221,707	(15,198,742)	5,221,707
	$ 155,577,880	$ 76,559,021	$ 155,577,880	$ 76,559,020

NOTE 23. SUBSEQUENT EVENTS

On November 23, 2010 the Company entered into an agreement to provide a bridge loan of up to $3 million to Bowie Resources, LLC, which owns and operates the Bowie Mine, a Colorado-based coal mine (“Bowie”).  The loan carries an interest rate of 9% per annum, and the Company was granted an option to acquire up to 9% of the fully-diluted equity interest in Bowie for nominal consideration, subject to certain conditions.  Additionally, the Company holds co-senior status with Bowie’s only other secured creditor, GE Energy Financial Services.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” in Item 1A, as well as those discussed elsewhere in this Quarterly Report.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.  We file reports with the SEC.  You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

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

When we use the terms "we," "us," "our," "L & L," and "the Company," we mean L & L ENERGY, INC. a Nevada corporation, and its subsidiaries.

Overview

We currently operate three mines, two coal washing facilities, one coking and one coal wholesale operation in China.  Although China has substantial coal resources, the industry is fragmented and inefficient including many small companies who lack economies of scale to maximize capacity. China’s mining companies have been unable to produce enough coal to meet China’s growing coal demand, and as a result, the government has implemented a policy of consolidation to increase capacity and improve efficiency and safety. We acquire small mines that lack the capital and management expertise to expand to the 300,000 tons a year minimum production required.  We have successfully integrated and expanded three mines, all of which are well on their way to meeting the 300,000 tons a year minimum. We are confident that our acquisition strategy policy will continue and create more acquisition opportunities for us.

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

We believe that China’s safety and environmental regulations will continue to become more onerous and will raise the barriers to entry in the coal industry.  We expect coal prices to continue to rise in calendar year 2011.

Plan of Operations

We engaged in and currently generate revenue from our coal mining, clean coal washing, coal consolidation, coking and wholesaling businesses in China, the world largest coal consuming nation.  Despite China having substantial coal resources, due to a lack of organizational skills of the coal industry among other factors, China’s mining companies cannot produce enough coal to meet China’s domestic demand for coal. As the Chinese economy continues with its GDP growth at an estimated 8% in 2010 focusing on domestic consumption, we plan to continue to leverage on our fifteen years of in-country experience, U.S. management skills, and U.S. accounting knowledge to become a leading coal energy company not only in Yunnan Province, but also in Guangdong Province. We plan to expand our coal business by expanding upon our existing operations, and by acquiring other existing profit making coal companies following China’s oligopoly policy that is aimed to eliminate small, inefficient coal mines and to favor efficient operations. We were able to continue increasing our operations during the current quarter ended on October 31, 2010.  We plan to invite qualified U.S. mining executives and strategic partners to join in our management team and to facilitate its vertical integration in the coal industry. When we reach a certain size, we plan to gradually leverage on the vast U.S. coal (energy) resources to diversify our operational risks and to increase revenue.

Results of Operations

	Three Months Ended October 31,				Six Months Ended October 31,
	2010		2009		2010		2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues	$57,417,686	100%	$24,482,676	100%	$112,747,625	100%	$37,227,726	100%
Cost of revenue	38,145,895	66%	11,809,412	48%	74,870,158	66%	18,494,051	50%
Gross profit	19,271,791	34%	12,673,264	52%	37,877,467	34%	18,733,675	50%
Selling general & administrative	4,857,568	8%	3,523,603	14%	8,863,549	8%	4,677,489	13%
Interest income (expense)	(100,928)	0%	(29,704)	0%	(171,468)	0%	(33,302)	0%
Other income (expense)	420,960	1%	528,697	2%	408,117	0%	629,055	2%
Provision for income taxes	2,006,205	3%	814,764	3%	4,189,505	4%	1,167,398	3%
Non-controlling interest	1,667,492	3%	1,887,109	8%	3,061,690	3%	3,843,631	10%
Net income attributable to L&L	$11,060,858	19%	$6,946,781	28%	$21,999,373	20%	$9,640,910	26%

 The following table presents our operating results as a percentage of our revenues for the periods indicated:

Revenue

The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	Oct 31,		to Revenues		Oct 31,		to Revenues
	2010	2009	$	%	2010	2009	$	%

Coal Mining	$11,975,188	$12,411,611	$(436,423)	-4%	$26,254,394	$19,258,128	$6,996,266	36%
Coal Whole Sale	5,518,334	3,732,913	1,785,421	48%	10,569,937	8,072,148	2,497,789	31%
Coal Washing	7,748,931	349,488	7,399,443	2117%	14,767,336	349488	14,417,848	4125%
Coal Coking	32,193,233	7,988,664	24,204,569	303%	61,155,958	9547961	51,607,997	541%
Net Revenues	$57,417,686	$24,482,676	$32,953,010	135%	$112,747,625	$37,227,725	$75,519,900	203%

In this quarter, our total revenue jumped from $24.5 million to $57.4 million compare to last year, approximately 135% growth. This is due to our acquisition decision.

During the three months ended October 31, 2010, our coal mining net sale decreased by $436,423, approximately 4% decrease compared to the three months ended October 31, 2009. This sales decrease was mainly due to increase in intersegment sales from Ping Yi mine to its washing facility. Total intersegment sale was $6.6 million, which was eliminated from our mining revenue. Coal wholesale went up by 48% due to higher coal price and increase volume this year.

Coal washing revenue went up sharply in 2010 because we acquired HongXing Coal Washing Facility and established of Ping Yi Coal Washing Plant.

Coal Coking revenue increase because we acquired ZoneLin Coal coking facility in 2010 with production capacity of 150,000 tons annually.

Gross Profit

Our gross profit went down from 52% to 34% for the period due to two factors. First, expansion into washing and coking are lower margin businesses, but vertical integration increases the overall value of the business and adds stability to the supply chain. Second, expansion of capacity and increases in safety standards on new acquisitions require up front investments.

Selling general & administrative

After many merger and acquisition in past quarters, we are able to cut cost and enable us to use resources much more efficiently, as result of these our selling general & administrative expense went down from 14% to 8% as a percentage of our revenues for the period.

Provision for income taxes

	Three Months Ended Oct 31,		Six Months Ended Oct 31,
	2010	2009	2010	2009
Net income before income taxes	14,734,555	9,648,654	29,250,568	14,651,939
Provision for income taxes	2,006,205	814,764	4,189,505	1,167,398
Effective tax rate	13.62%	8.44%	14.32%	7.97%

Our provision for income taxes increased from the three months ended October 31, 2010 to the three months ended October 31, 2009, primarily as a result of increases net income and increase effective tax rate.

Our effective tax rate increase from the three months ended October 31, 2009 to the three months ended October 31, 2010, primarily because our organization structure was operated under sole-proprietor that is subject to a lower tax rate, now our organization structure had been change to corporate level that is subject to a higher tax rate.

Net Income Attributable to Common Stockholders

 The following table presents net income attributable to common stockholders:

	Three Months Ended Oct 31,		Increase (Decrease) to Income		Six Months Ended Oct 31,		Increase (Decrease) to Income
	2010	2009	$	%	2010	2009	$	%
Net income	12,728,350	8,833,890	3,894,460	44.1%	25,061,062	13,484,541	11,576,521	85.9%
Less: Net income attributable to non-controlling interests	1,667,492	1,887,109	(219,617)	-11.6%	3,061,690	3,843,631	(781,941)	-20.3%
Net income attributable to Common shareholders	11,060,858	6,946,781	4,114,077	59.2%	21,999,373	9,640,910	12,358,463	128.2%

Our net income attributable to non-controlling interest was $219,617 lower than prior year due to increase controlling interest and disposition in prior year. We increased our DaPuAn & SuTsong Coal Mines’ ownership from 60% to 80% in August 1, 2009. In April 18, 2010, we disposed 93% controlling ownership of HonShen Washing and HonShen Coking units.

Change in Liquidity and Capital Resources

The following factors affected the Company’s liquidity status and capital resources:

Net cash provided by operating activities was $29,336,441 for the six months ended October 31, 2010.  For the six months ended October 31, 2009, net cash flow provided by operating activities was $11,935,376.  The cash improvement incurred during the current year is due to an increase in net income mainly due to the acquisition of the HongXing and ZoneLin operations under TNI and PYC under KMC.

Net cash used in investing activities was $28,993,806 during the six months ended October 31, 2010, compared to $ 10,228,854 used in investing activities during the same period in 2009. It shows an increase of cash used to the construction-in-progress and purchase of property and equipment.

Net cash provided by financing activities was $757,231 during the six months ended October 31, 2010, compared to $4,574,718 was used during the same period in 2009.  It shows a decrease of $3,817,487 which was mainly due to the decrease in issuance of common stock.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

As of October 31, 2010, we were contractually obligated to make injection of capital per our purchase agreements as follows:

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

Our critical accounting policies are discussed in “Management's Discussion and Analysis or Plan of Operation” in our Annual Report on Form 10-K for the year ended April 30, 2010. Those critical accounting policies remained unchanged at October 31, 2010.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

While our reporting currency is the U.S. Dollar, 100% of our consolidated revenues and consolidated costs and expenses are denominated in Renminbi (“RMB”), with the balance denominated in U.S. dollars.  Substantially all of our assets are denominated in RMB.  As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. Dollar and the RMB.  If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline.  We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Despite there being a coal shortage due to the continued growth of the Chinese economy, which has in turn led to upward movement of coal prices, market risks do exist if the market demand situation in China changes.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were ineffective as of October 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except for the affirmative changes discussed above, there have been no changes in our internal controls over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor internal control over financial reporting and will modify or implement if necessary, any additional controls or procedures that may be required to ensure the continued integrity of our financial statements.

Because of the inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Currently, we are in process of answering the S-1 reviewing comments.  The S-1 was submitted to the SEC for resale purposes for the prior fund raising activities.   There are 38 questions from the SEC which are in the process of being answered.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Reserved

This item was removed and reserved pursuant to SEC Release No. 33-9089A issued on February 23, 2010.

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

L & L ENERGY, INC.

Date: December 10, 2010	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: December 10, 2010	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: December 10, 2010	By:	/S/ Jung Mei Wang
	Name:	Jung Mei (Rosemary) Wang, CPA
	Title:	Acting CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended October 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: December 10, 2010	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended October 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jung Mei (Rosemary) Wang, Acting Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: December 10, 2010	By:	/S/ Jung Mei Wang
	Name:	Jung Mei (Rosemary) Wang, CPA
	Title:	Acting CFO

                                                                                                                                                                                        39