Form 10-Q
period 2011-01-31
L & L ENERGY, INC.
filed 2011-03-14
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED ON JANUARY 31, 2011

OR

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-32505

L & L ENERGY, INC.

 (Exact name of Registrant as specified in its charter)

NEVADA	91-2103949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

130 Andover Park East, Suite 200, Seattle, WA	98188
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (206) 264-8065

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]No [ X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]     Accelerated filer [X]    Non-accelerated filer [  ]     Smaller reporting company []

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 14, 2011 there were 32,127,224 shares of common stock outstanding, with par value of $0.001.

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

L & L ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2011 AND APRIL 30 ,2010

	January 31, 2011	April 30, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,146,642	$7,327,369
Accounts receivable	28,161,201	17,304,949
Prepaid and other current assets	17,832,354	22,670,529
Other receivables	8,738,429	7,956,069
Inventories	10,520,770	9,605,103
Total current assets	73,399,396	64,864,019

Property, plant, equipment, and mine development, net	53,427,682	37,387,194
Construction-in-progress	36,243,000	17,211,093
Intangible assets, net	1,129,408	1,298,469
Long term investment	4,445,402	-
Long term receivable	1,051,557	1,259,151
Related party notes receivable	6,436,917	7,141,800
Total non-current assets	102,733,966	64,297,707

TOTAL ASSETS	$176,133,362	$129,161,726

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank loans current	$2,196,000	$-
Accounts payable	5,205,768	1,995,513
Accrued and other liabilities	849,471	1,225,294
Other payables	2,349,241	15,344,920
Taxes payable	14,108,987	10,387,265
Customer deposits	4,919,882	3,937,770
Total current liabilities	29,629,349	32,890,762

LONG-TERM LIABILITIES
Bank loans - non current	80,176	4,146,950
Long-term payable	800,000	800,000
Asset retirement obligation	1,277,916	507,279
Total long-term liabilities	2,158,092	5,454,229
Total Liabilities	31,787,441	38,344,991

Commitments and contingencies

EQUITY:
STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 120,000,000 shares authorized: 31,814,384 and 28,791,735 shares issued and outstanding at January 31, 2011 and April 30, 2010, respectively	31,814	28,792
Additional paid-in capital	45,460,609	32,781,365
Deferred stock compensation	(1,302,000)	-
Shares to be issued	274	-
Stock subscription	(1,800,000)	-
Accumulated other comprehensive income	5,066,770	699,755
Retained Earnings	79,692,533	45,108,530
Treasury stock	(397,200)	(396,000)
Total stockholders' equity	126,752,800	78,222,442
Non-controlling interest	17,593,121	12,594,293
Total equity	144,345,921	90,816,735
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$176,133,362	$129,161,726

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2011	2010	2011	2010
NET REVENUES	$65,894,584	$37,956,263	$178,642,209	$75,183,989
COST OF REVENUES	44,504,406	21,908,104	119,374,564	40,402,155
GROSS PROFIT	21,390,178	16,048,159	59,267,645	34,781,834

OPERATING COSTS AND EXPENSES:
Salaries & wages – selling, general and administrative	1,710,726	703,580	4,447,667	2,624,145
Selling, general and administrative expenses, excluding salaries and wages	3,169,118	2,282,464	9,295,726	5,039,388
Total operating expenses	4,879,844	2,986,044	13,743,393	7,663,533

INCOME FROM OPERATIONS	16,510,334	13,062,115	45,524,252	27,118,301
OTHER INCOME (EXPENSE):
Interest expense	(285,359)	(60,672)	(456,827)	(93,974)
Other income	444,341	12,907	852,459	641,962
Total other (expense) income	158,982	(47,765)	395,632	547,988

INCOME BEFORE PROVISON FOR INCOME TAXES	16,669,316	13,014,350	45,919,885	27,666,289
LESS PROVISION FOR INCOME TAXES	2,147,548	1,924,006	6,337,053	3,091,404
NET INCOME	14,521,768	11,090,344	39,582,831	24,574,885

Net income attributable to non-controlling interests	1,937,138	1,532,219	4,998,828	5,375,850
Net income attributable to the Company	12,584,630	9,558,125	34,584,003	19,199,035
NET INCOME	14,521,768	11,090,344	39,582,831	24,574,885

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain( loss)	1,707,441	1,853	4,367,017	(39,958)
COMPREHENSIVE INCOME	$16,229,209	$11,092,197	$43,949,848	$24,534,927

Comprehensive income attributable to non-controlling interests	$1,937,138	$1,532,219	$4,998,828	$5,375,850
Comprehensive income attributable to the Company	14,292,071	9,559,978	38,951,020	19,159,077
COMPREHENSIVE INCOME	$16,229,209	$11,092,197	$43,949,848	$24,534,927

INCOME PER COMMON SHARE – basic	$0.42	$0.37	$1.17	$0.82

INCOME PER COMMON SHARE – diluted	$0.41	$0.34	$1.15	$0.77

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	30,296,064	26,085,648	29,490,324	23,312,703

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - diluted	31,018,298	27,850,355	30,183,227	25,077,410

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED January 31,2011 AND 2010
(Unaudited)
	For the Months Ended January 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,584,003	$24,574,885
Adjustments to reconcile net income to net cash provided by operating activities:
Income from non-controlling interest	4,998,828	-
Depreciation and amortization	6,222,658	2,057,388
Amortization for deferred compensation	395,605	1,004,557
Issuance of common stock for services	1,912,339	-
Issuance of common stock for employee bonus	1,753,000	-
Gain on reduction of debt	-	(528,697)
Decrease in asset retirement costs	-	(836,749)
Changes in assets and liabilities, net of businesses acquisitions:
Accounts receivable	(10,856,252)	(719,059)
Prepaid and other current assets	3,936,965	(4,516,952)
Inventories	(915,667)	(3,234,993)
Other receivable	(782,360)	2,329,503
Accounts payable	3,210,255	(6,896,981)
Accrued and other liabilities	(375,823)	(196,921)
Customer deposit	982,112	2,165,972
Taxes payable	3,721,722	1,117,048
Other payable	(12,995,679)	-
Net cash provided by operating activities	35,791,706	16,319,001

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(10,881,933)	(18,233,929)
Acquisition of business, net of cash acquired	-	(4,554,748)
Construction-in-progress	(29,249,390)	-
Increase in investments	(4,445,402)	573,677
Net cash used in investing activities	(44,576,725)	(22,215,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan to associates	-	5,983,636
Payment on bank loans	(1,870,775)	-
Payment of Debt	-	(439,239)
Payment to shareholder	-	(910,791)
Additional purchase of noncontrolling interest		(427,437)
Proceeds from issuance of common stock	2,500,007	9,159,996
Proceeds from warrant extension	50,000	-
Warrants converted to common stock	4,669,750	2,598,000
Net cash provided by financing activities	5,348,982	15,964,165

Effect of exchange rate changes on cash and cash equivalents	4,255,310	(37,444)

INCREASE IN CASH AND CASH EQUIVALENTS	819,273	10,105,610
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,327,369	5,098,711
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,146,642	$15,204,321

SUPPLEMENTAL NON CASH FLOW INFORMATION:
INTEREST PAID	$446,055	$344,739
INCOME TAX PAID	$2,615,331	$1,303,428

NON-CASH INVESTING FINANCING ACTIVITY	$1,800,000	$-
Stock subscription
The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 AND 2009

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

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

KMC acquired 100% of the equity of PYC on January 18, 2010 with an effective acquisition date of November 1, 2009.  L&L formed a new subsidiary, TNI, in the Yunnan province, China, which owns a 98% controlling interest in TNI.  Through TNI, L&L acquired 100% equity of ZoneLin Coal Coking Factory in China (“ZoneLin”) on February 3, 2010 with an effective acquisition date of November 1, 2009; and acquired 100% equity of SeZone County Hong Xing Coal Washing Factory (“Hong Xing”) on January 1, 2010 with an effective acquisition date of November 30, 2009.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial information - The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended January 31, 2011 may not necessarily be indicative of the results of operations which might be expected for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in management’s opinion, are necessary for fair presentation of the information contained herein. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended April 30, 2010.

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

Use of Estimates - The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In regards to Asset Retirement Obligations (“AROs”,) the revisions to estimated cash flows pertain to revisions in the estimated amount and timing of required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages and third-party unit costs as of January 31, 2011. We base these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results may differ from management’s estimates.

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

Balances at financial institutions or state owned banks within the PRC are not insured and amounted to $3,251,062 and $2,428,509 at January 31, 2011 and April 30, 2010, respectively. As of January 31, 2011 and April 30, 2010, the Company had deposits in excess of federally insured limits totaling $0 and $2,529,565, respectively, in U.S. Banks. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Accounts receivable - The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of January 31, 2011 and April 30, 2010, the Company determined that no reserve for accounts receivable was necessary.

Inventories – Materials, supplies and coal inventory are valued at the lower of average cost or market. Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs.

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

Foreign Currency Translation - The accounts of the Company’s Chinese subsidiaries are maintained in RMB and the accounts of the U.S. parent company are maintained in USD.   The accounts of the Chinese subsidiaries were translated into USD in accordance with ASC Topic 830, Foreign Currency Matters, with the RMB as the functional currency for the Chinese subsidiaries.  According to ASC 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Comprehensive Income.  Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

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

In regards to Asset Retirement Obligations (“AROs”,) the revisions to estimated cash flows pertain to revisions in the estimated amount and timing of required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages and third-party unit costs as of January 31, 2011. We base these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates.

Property, Plant, Equipment, and Mine Development - Property, plant equipment and mine development are stated at cost, less accumulated depreciation. Costs of mine development, expansion of the capacity of or extending the life of the Company’s mines are capitalized and principally amortized using the units-of-production method over the actual tons of coals produced directly. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over their estimated useful lives.  Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is included in operations.  Building, mining structure, and plant are related to our coal mining related operations. The mining structure includes the main and auxiliary mine shafts, underground tunnels, and other integrant mining infrastructure. Depreciation for the mine shafts is provided to write off the cost of the mining structure using the units of production method based on proven reserves.

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

Impairment of Long-Lived Assets - The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of January 31, 2011 and April 30, 2010, there was no impairment of its long-lived assets.

Intangible Assets - The Company applies Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other Intangible Assets, to record goodwill and intangible assets.  In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or more frequently when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists. The Company believes that as of January 31, 2011 and April 30, 2010, there was no impairment of its goodwill.

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  GAAP also requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. As of January 31, 2011, income tax positions must meet a more-likely-than-not recognition threshold to be recognized.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  No material deferred tax amounts were recorded at January 31, 2011 and April 30, 2010, respectively.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Earnings Per Common Share - Earnings per share is calculated in accordance with the ASC Topic 260, Earnings Per Share.  Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Concentration of Risk - For the three months ended January 31, 2011, we had two major customers who purchased 20% of the Company’s total sales.  In addition, we had two major suppliers who provided 28% of our total purchases.

Advertising Costs - The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three and nine months ended January 31, 2011, 2010 were not significant.

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

Reclassification - Certain reclassifications have been made to the fiscal 2011 and 2010 consolidated financial statements to conform to the fiscal 2011 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

New accounting pronouncements

Business Combinations:    In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial statements if and when an acquisition occurs.

 Intangibles—Goodwill and Other:    In December 2010, the FASB issued amended guidance related to Intangibles—Goodwill and Other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

 Subsequent Events:    The FASB has issued amended guidance for subsequent events. The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. All of the amendments were effective upon issuance (February 24, 2010). The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Fair Value Measurements:    In January 2010, the FASB issued amended guidance for Fair Value Measurements and Disclosures. This update requires some new disclosures and clarifies existing disclosure requirements about fair value measurement. The FASB's objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, this update requires that a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, this update clarifies the requirements of existing disclosures. For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This update was adopted on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

Receivables:    In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a rollforward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The Company is required to adopt ASU No. 2010-20 as of December 15, 2010 and is currently evaluating the impact the new disclosure requirements will have on its financial statements and notes.

NOTE 3. BUSINESS COMBINATIONS

The Company has been actively acquiring smaller coal companies who lack the capital and/or management expertise to maximize growth and safety. The Company will continue to seek opportunities to purchase other mining operations as well as coal washing and coal coking operations.

Acquisition of Hon Shen Coal Co. LTD (“HSC”)

On July 16, 2009, the Company entered into an agreement to acquire a 65% equity interest in the coal washing facility (a distinctive operation) of HSC in Yunnan Province for a purchase price of 10,000,000 RMB (equivalent to approximately US$1,464,129).  Aggregate cash payments of 2,000,000 RMB (equivalent to approximately US$292,826) were made in August 2009.

Subsequently, the Company entered into an Acquisition and Capital Increase Agreement, effective as of October 23, 2009, pursuant to which the Company increased its equity interest in HSC’s coal washing facility from 65% to 93% and acquired a 93% equity interest in HSC’s coking facilities (another distinctive operation of HSC), resulting in the Company acquiring a 93% equity interest in HSC’s entire coal washing and coking operations.  In connection with such acquisition, HSC’s registered capital was increased from 3,600,000 RMB to 60,000,000 RMB and then subsequently reduced to 30,000,000 RMB (equivalent to approximately US$4,400,000).

Initially, the total purchase price for the Company’s 93% equity interest in HSC’s coal washing and coking operations was 55,800,000 RMB  Subsequently, pursuant to an Acquisition and Capital Increase Agreement dated December 9, 2009 (the “December Agreement”), the total purchase price was reduced to 26,400,000 RMB (equivalent to approximately US$3,865,300).  Under the December Agreement, 6,000,000 RMB is payable within three months after signing and 20,400,000 RMB is payable within two years after receipt from the Chinese Government of necessary approvals for the parties to cooperate.

The Company made additional payments of 200,000 RMB in October 2009 and 400,000 RMB in November 2009, for a total of 2,600,000 RMB (equivalent to approximately US$380,000) of the aggregate 26,400,000 RMB purchase price.

The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition of the HSC coal washing facility:

Allocation of purchase price:
Current assets	$3,162
Fixed assets	2,137,251
Intangible assets	405,007
Fair value of assets	$2,545,420
Less: Fair value of liabilities	(297,028)
Net assets acquired	$2,248,392

Non-controlling interest	$786,937

The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition of the HSC coking facility:

Allocation of purchase price:
Current assets	$542,148
Property, plant and equipment	2,734,277
Intangible assets	1,048,097
Fair value of assets	$4,324,522
Less: Fair value of liabilities	(2,204,983)
Net assets acquired	$2,119,539

Non-controlling interest	$148,368

Sale of HSC

In late 2009, early 2010, the Company determined that it was in the best interest of the Company for management’s time to be expended on other prospective acquisitions that would provide a better return to its stockholders.  Therefore, on April 18, 2010, the Company entered into an Equity Sale and Purchase Agreement (the “Equity Sale Agreement”) with Guangxi Liuzhou Lifu Machinery Co, Ltd, whereby the Company sold its 93% equity ownership interest in HSC for 41,000,000 RMB (equivalent to approximately US$6,000,000).  Guangxi Liuzhou Lifu Machinery Co, Ltd assumed the obligation of the Company to pay to HSC 23,800,000 RMB (equivalent to approximately US$3,485,300) that remained payable to HSC pursuant to the December Agreement.  Guangxi Liuzhou Lifu Machinery Co, Ltd also agreed to pay the remaining balance of 17,200,000 RMB (equivalent to approximately US$2,514,700) to the Company in three installments, (1) 3,440,000 RMB (approximately $502,940 USD) within six months of the sale, (2) 5,160,000 RMB (approximately $754,410 USD) between six months and twelve months after the sale, and (3) 8,600,000 RMB (approximately $1,257,350) between twelve and twenty-four months after the sale.  Pursuant to the Equity Sale Agreement, if Guangxi Liuzhou Lifu Machinery Co, Ltd does not make such scheduled payments, a penalty of 1% of the applicable payment will be assessed for any deadline that is missed.  Additionally, interest of 3.5% per annum of the applicable payment will be assessed as of the day after the applicable payment date.  The portions of the purchase price that are due within twelve months after the sale (i.e., the first two installments) are included as “Other receivables” on the Company’s consolidated balance sheets and the portion of the purchase price due within 24 months of the sale (i.e., the third installment) is included as a “Long term receivable” on the Company’s consolidated balance sheets.  The Company recorded US$834,181 as income from discontinued operations and recognized a gain of US$1,017,928 on the sale.

Ping Yi Mine

On January 18, 2010, the Company, through an indirect subsidiary, Baoxing Economic and Trade Co., entered into am Acquisition Agreement to acquire 100% of the Ping Yi Coal Mine (“PYC”), with an effective date of November 1, 2009, for a purchase price of 27,042,593 RMB (equivalent to approximately US$3,955,041).  The Company paid 23,042,593 RMB (equivalent to US$3,369,390) upon signing of the Acquisition Agreement.  An installment of 1,000,000 RMB (equivalent to US$146,412) was payable in February 2010, but has not yet been paid by the Company.  The remaining balance of 3,000,000 RMB (equivalent to US$439,239) is payable two years after signing of the Acquisition Agreement.

The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:
Current assets	$2,305,108
Property, plant and equipment	4,637,562
Intangible assets	1,909,020
Fair value of assets	$8,851,690
Less: Fair value of liabilities	4,896,649
Net assets acquired	$3,955,041

SeZone County Hong Xing Coal Washing Factory (“Hong Xing”)

On January 1, 2010, the Company through its 98% owned subsidiary, L&L Yunnan Tianneng Industry Co. LTD (“TNI”), acquired 100% of the equity of Hong Xing by entering into an Acquisition Agreement, effective as of November 30, 2009, with a purchase of 6,828,500 RMB (equivalent to US $1,000,000).  The total amount of the purchase price was contributed by the Company to TNI and subsequently paid.

The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:
Current assets	$186,017
Property, plant and equipment	1,098,381
Intangible assets	169,946
Fair value of assets	$1,454,344
Less: Fair value of liabilities	454,344
Net assets acquired	$980,000
Noncontrolling interest	$20,000

Luping County ZoneLin Coal Coking Factory in China (“Zonelin”)

On February 3, 2010, the Company through its 98% owned subsidiary, TNI, acquired 100% equity of Zonelin by entering into an Acquisition Agreement for a purchase price of 13,675,000 RMB (equivalent to US$2,000,000).  The Company has paid 6,837,500 RMB (equivalent to US$1,000,000) of the purchase price and the remaining balance of 6,837,500 RMB (equivalent to US$1,000,000) is payable in five annual installments with the first payment due by the second anniversary of the signing of the acquisition agreement.

The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:
Current assets	$3,170,432
Property, plant and equipment	2,892,758
Intangible assets	662,472
Fair value of assets	$6,725,662
Less: Fair value of liabilities	4,725,662
Net assets acquired	$2,000,000

Noncontrolling interest	$40,000

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the acquisition of PYC, Zonelin and Hong Xing, presented in the aggregate, collectively, had been completed on May 1, 2009.

For the nine months period January 31, 2010

Net revenue	$101,109,050
Income from operation	36,030,693
Net income	$27,700,880
Basic proforma earnings per share	$0.94
Diluted proforma earnings per share	$0.92

NOTE 4. RISKS AND UNCERTAINTIES

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China (“PRC”) and with banks in the United States. Balances at financial institutions or state owned banks within the PRC are not insured and amounted to $3,251,062 and $2,428,509 at January 31, 2011 and April 30, 2010, respectively. As of January 31, 2011 and April 30, 2010, the Company had deposits in excess of federally insured limits totaling $0 and $2,529,565, respectively, in U.S. Banks. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets as of January 31, 2011 and April 30, 2010 consist of:

Description	January 31, 2011	April 30, 2010
Advances to suppliers	$17,172,610	$ 11,327,289
Bill receivable	-	8,713,763
Advanced to employees	619,909	2,580,222
Other	39,835	49,255
Total	$17,832,354	$ 22,670,529

NOTE 6.  OTHER RECEIVABLES

        Other receivables consist of the following:

Description	January 31, 2011	April 30, 2010
Short term loans to business associates	$ 7,479,278	$ 6,608,247
HSC receivable	1,259,151	1,259,151
Other	-	88,671
Total	$ 8,738,429	$ 7,956,069

NOTE 7. INVENTORIES

Inventories are primarily related to coal located at KMC, 2 Mines, PYC and TNI. Inventories consist of the following:

Description	January 31, 2011	April 30, 2010
Raw Coal	$ 7,121,361	$ 9,054,714
Coke Coal	231,804	395,233
Fine Coal	3,167,605	155,156
Total	$ 10,520,770	$ 9,605,103

NOTE 8. PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

Property, plant, equipment and mine development consist of the following:

Description	January 31, 2011	April 30, 2010
Mine development	$27,969,433	$21,098,410
Mineral rights	4,389,155	3,832,288
Building and improvements	9,615,435	2,025,661
Machinery and equipment	19,776,520	12,872,896
	61,750,543	39,829,255
Accumulated depreciation	(8,322,861)	(2,442,061)
Property, Plant and Equipment, net	$53,427,682	$37,387,194

Depreciation expense was $1,490,128 and $5,880,800 for the three and nine months ended January 31, 2011, respectively.  Depreciation expense was $1,390,645 and $1,117,841 for the three and nine months ended January 31, 2010, respectively.

We have reclassified Mineral Rights as Property, Plant, Equipment and Mine Development. Mineral Rights were disclosed as Intangible Assets as of July 31, 2010. We amortize our mining rights using the units-of-production basis in fiscal year 2011.

Mineral rights represent the exclusive right, granted by the Chinese government, to operate the 2 Mines and PYC.  The rights were acquired in the first quarter of 2008 as a result of the acquisition of the “2 Mines” on May 1, 2008 and on November 1, 2009, respectively.  The Company has elected to use unit-of-production method to amortize its mineral rights.

NOTE 9. CONSTRUCTION IN PROGRESS

Construction in progress includes mine development, ventilation and electrical system improvements for the PYC mine and the two coal mines, building of staff quarters, and beginning construction of a sewage treatment system and road expansion for the washing facilities.  Construction in progress was $ 36,243,000 and $ 17,211,093 as of January 31, 2011 and April 30, 2010, respectively.

NOTE 10.  INTANGIBLE ASSETS

Amortization expense was $217,851 and zero for the three months ended January 31, 2011 and 2009, respectively.

Intangible assets consist of the following:

Description	January 31, 2011	April 30, 2010
Customer relationship	$861,708	$831,428
Technology	269,471	260,002
Goodwill	257,288	248,247
	1,388,467	1,339,677
Accumulated amortization	(259,059)	(41,208)
	$1,129,408	$1,298,469

We have reclassified Mineral Rights to Property, Plant, Equipment and Mine Development. Mineral Rights were disclosed as Intangible Assets in prior financial statements.

NOTE 11. LONG TERM INVESTMENT

The Company invested $4.4 million in Bowie Resources, LLC, which owns and operates the Bowie Mine, a Colorado-based coal mine (“Bowie”) as of January 31, 2011.

NOTE 12. ASSET RETIREMENT OBLIGATION

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

The following is a summary of the change in the carrying amount of the asset retirement obligation as of January, 31, 2011 and the year ended April 30, 2010.

	January 31, 2011	April 30, 2010

Beginning balance at May 1	$507,279	$-
Liabilities incurred during the period	-	469,700
Increase in estimated costs	693,982	-
Liabilities settled during the period	-	-
Accretion of interest	76,655	37,579
	$1,277,916	$507,279

NOTE 13.  OTHER PAYABLES

Other Payables consist of the following:

Description	January 31, 2011	April 30, 2010
Payable to previous owners of ZoneLin (less non-current)	$ 200,000	$ 200,000
Payable to previous owners of Ping Ying Coal Mine	433,670	433,670
Payable to business associates (1)	-	9,098,023
Others	1,715,571	5,613,227
Total current other payables	2,349,241	15,344,920
Payable to previous owners of ZoneLin (non-current) (2)	800,000	800,000
Other non-current	-	-
	$ 3,149,241	$ 16,144,920

Total Other Payables was $16.1 million as of April 30, 2010. None of these payables bear interest and are not collateralized by any assets of the Company.  $7.4 million was a temporary interest free loan from a business partner, which was repaid in the first quarter ended July 31, 2010. $1.4 million are part of the considerations to the non-controlling interest owners of the coal mines acquired during FY 2010, which will be paid according to the terms of the acquisition. The other $1.7 million are for miscellaneous payment of fees related to maintenance, safety, employee training for security and environmental.

(1)     Payments are short-term, it is settled before 12/2010.

(2)     Four annual installments will be paid.

NOTE 14. INCOME TAX PAYABLE

Incomes tax payable balance was $14,108,987 and $10,387,265 as of January 31, 2011 and April 30, 2010, respectively.

Taxes payable consist of the following:

Description	January31, 2011	April 30, 2010
VAT payable	$3,876,623	$5,109,967
Income tax payable	9,154,296	3,878,426
Other taxes payable	1,078,068	1,398,872
	$14,108,987	$10,387,265

NOTE 15 INCOME TAXES

The Company’s main operations are located in China.  The Company is subject to corporate income taxes primarily in two taxing jurisdictions, China, and the United States of America.  The income of the Company is mainly generated via its 2 Mines, KMC, and TNI which are foreign entities located in China.  The Company incurs tax liability for the coal operations charged at 25% of net profit.  As the 2 Mines (DaPuAn Mine and SuTsong Mine) are in a heavily regulated resource business in China, and HongXing and ZoneLin are in a form of proprietorship, thus the tax rate of 3% and 5% of total revenue proceeds is applied to 2 Mines and TNI, respectively, subject to provisional adjustments when the coal sale changes.  As no cash or funds were repatriated from China to the U.S., the Company’s income was not subject to the U.S. federal taxation, under subpart F, income from controlled foreign company, of the U.S. Internal Revenue Code.

The Company’s income tax liability for the period ended January 31, 2011 and April 30, 2010 was $8,710,438 and $3,878,426, respectively.  These tax payables to Chinese local governments can be postponed temporarily as we are a U.S. company bringing in U.S. management skills and investing capital to increase coal production and safety standards, beneficial to the Chinese local communities.  According to Chinese law, a new joint venture located in the western part of China may benefit under the “Go-West” policy to enjoy a special Chinese tax rebates from the government, thus there is a high probability that the 2 Mines, KMC and TNI tax liability payments may be delayed or mitigated.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Income and Comprehensive Income:

The significant component for income taxes is described for both US and PRC operation as of January 31, 2011 and April 30, 2010 are described below.

a) United States of America

As of January 31, 2011, the Company in the United States had $15,286,951 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years.  The deferred tax assets as of January 31, 2011 consist mainly of net operating loss carry forwards.  Due to the uncertainty in the realization of the related deferred tax assets of $904,579 a reserve equal to the amount of deferred income taxes has been established at January 31, 2011.  The Company has provided 100% valuation allowance to the deferred tax assets as of January 31, 2011.

b) People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiaries are generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 25% for KMC.  The LLC and TNI entities are owned in the form of partnerships, thus, the statutory rate is 3% and 5%, respectively.

Tax Rate Reconciliation

Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the three and nine months ended January 31, 2011 and 2010 for the following reasons:

	For the three-month period ended January 31,		For the nine-month period ended January 31,

	2011	2010	2011	2010

Consolidated pretax income	$ 16,669,317	$ 13,014,350	$ 45,919,885	$ 27,696,289

Expected income tax expense	5,667,568	4,424,879	15,612,761	9,406,538

Difference between statutory rate and foreign effective tax rate	(4,439,269)	(3,060,772)	(11,872,026)	(7,286,724)

Change in valuation allowance	919,250	559,900	2,596,321	971,591

Actual tax expense	$ 2,147,548	$ 1,924,007	$ 6,337,053	$ 3,091,405

Consolidated effective tax rate	13%	15%	14%	11%

NOTE 16.  ADVANCES TO SUPPLIERS

Cash advances are typically made to coal suppliers to guarantee a certain delivery of coal to us at a specified time and price. Since the demand for coal is high, we set up agreements with these suppliers, with cash deposits, to ensure a constant supply of coal to our washing and coking facilities.

Advanced to suppliers amounted to $17,172,610 as compared to $11,327,289 as of January 31, 2011 and April 30, 2010, respectively.

NOTE 17.  BANK LOANS

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

Total bank loan balance is $2,276,176 and $4,146,950 as of January 31, 2011 and April 30, 2010, respectively. Interest expense recognized on the loan was $119,847 and $291,315 for the three and nine months ended January 31, 2011, respectively.

NOTE 18.  RELATED PARTY TRANSACTIONS

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

Total amount of the related party transaction is approximately $6 million as of January 31, 2011 which is tabled below.  While in the prior year, as of January 31, 2009, total related party transaction amounted to approximately $1.9 million, which is an advance to a KMC manager for the development of the Tian-Ri Coal Mine.

Borrowers	USD	Maturity	Collateralized by
Associates to DaPuAn Coal Mine	$ 927,263	May 1, 2015	Mine Assets
Associates to Tian Ri Coal Mine	1,517,451	May 1, 2015	Machinery
Associates to SuTsong Coal Mine	2,474,753	May 1, 2015	Mining Equipment
Yunnan Tinnan Co. Ltd.	1,517,450	May 1, 2015	Mine Assets
	$ 6,436,917

NOTE 19. STOCKHOLDERS’ EQUITY

For the three and nine months ended January 31, 2011, 500,060 and 874,564 shares of our common stock were issued, respectively,  with a value of $2,715,357 and $5,745,607 respectively.

The Board of Directors approved to issue shares in respect to the services provided by Dickson Lee, our CEO and Chairman of the Board, and Clayton Fong, our Executive Vice President of Operations, during the 2010 fiscal year. As of January 31, 2011, the Company issued 111,276 shares to Dickson Lee and 81,317 shares to Clayton Fong, with the share value of $811,200 and $592,800, respectively.

For the three and nine months ended January 31, 2011, 1,193,850 and 2,422,155 warrants were exercised at average exercise price of $3.05 and $3.16, respectively, for cash proceeds of $2.6 million and $ 4.67 million, respectively.

	Units	Weight Average Exercise Price
Outstanding at April 30, 2010	3,385,329	$2.50
Issued	-
Exercised	(1,009,555)	$3.32
Cancelled	-
Expired	-
Outstanding at July 31, 2010	2,375,774	$3.40

Issued	-
Exercised	(218,750)	$2.80
Cancelled	-
Expired	-
Outstanding at October 31, 2010	2,157,024	$3.46

Issued	80,000
Exercised	(1,193,850)	$3.05
Cancelled	-
Expired	-
Outstanding at January 31, 2011	1,043,174	$3.16

NOTE 20. NON-CONTROLLING INTEREST

As described in Note 1 to the consolidated financial statements, the Company has a controlling interest in L&L Coal Partners (2 coal mining operations) and TNI.  During the fiscal year 2010, the Company increased its ownership interest in L&L Coal Partners to 80% from 60% in April 2009.  As of January 31, 2011, there was 20% equity non-controlling interest in L&L Coal Partners and a 2% equity non-controlling interest in TNI.

Included below is a schedule of changes in ownerships interest as of January 31, 2011 and April 30, 2010:

	January 31, 2011	April 30, 2010

Beginning balance	$12,594,293	$12,731,987
Non-controlling interest related to acquisitions	-	995,305
Net income related to non-controlling interest	4,998,828	7,040,555
Increase in controlling interest	-	(7,760,824)
Non-controlling interest related to disposal	-	(412,730)
Ending balance	$17,593,121	$12,594,293

NOTE 21. EARNINGS PER SHARE

The Company only had common shares and warrants issued and outstanding as of January 31, 2011.  Under the treasury stock method of earnings per share, the Company computed the diluted earnings per share as if all issued warrants were converted to common stock and cash proceeds were used to buy back common stock.

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2011	2010	2011	2010

Net income	$12,584,630	9,558,125	$34,584,003	19,199,035
Number of Shares	30,296,064	26,085,648	29,490,324	23,312,703
Per Share – Basic	$0.42	0.37	$1.17	0.82

Effect of dilutive shares	$722,235	1,764,707	$692,904	1,764,707
Number of dilutive shares	31,018,298	27,850,355	30,183,227	25,077,410
Per Share – Diluted	$0.41	0.34	$1.15	0.77

NOTE 22. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for the Seattle office and the GuangZhou office.  Both are non-cancelable leases, expiring in January 2011 and November 2011, respectively. The non-cancelable operating lease agreements require that the Company pay certain operating expenses, including management fees related to the leased premises.  The future minimum rental payments in less than a year and in greater than a year are $107,503 and $4,889, respectively. The Seattle office lease was amended which extended the expiring date from January 2011 to July 2011.

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

Litigation

Bratek v. L&L Financial Holdings, et al. On or about November 13, 2009, Ronald F. Bratek (an individual) filed a Complaint in the Superior Court of New Jersey, Mercer County, against the Company (under its former name "L&L Financial Holdings, Inc.") and Dickson V. Lee. The Company has an agreement in principle to settle this case on terms acceptable to the Company, which terms are not material in relation to the current assets of the Company.

NOTE 23. STOCK INCENTIVE PLAN

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

As of January 31, 2011, there was no options granted from the 2010 Plan.

NOTE 24. SEGMENT INFORMATION

The Company reports its operations primarily through the following reportable operating segments: coal mining, coal wholesaling, coking coal washing revenue. The Company’s chief operating decision maker uses operating income as the primary measure of segment profit and loss.

	For the Three Months Periods Ended January 31,		For the Nine Months Periods Ended January 31,

Total Revenues (including intersegment sales)	2011	2010	2011	2010
Coal mining revenue	$ 20,659,192	$ 17,686,052	$ 57,896,500	$ 36,944,180
Coal wholesale revenue	11,158,461	3,775,158	21,728,398	11,847,306
Coking revenue	7,370,934	8,370,049	22,138,270	8,719,537
Coal washing revenue	33,772,936	8,125,004	94,928,894	17,672,966
	$ 72,961,523	$ 37,956,263	$ 196,692,062	$ 75,183,989

Intersegment revenues	2011	2010	2011	2010
Coal mining revenue	$ -	$ -	$ -	$ -
Coal wholesale revenue	-	-	-	-
Coking revenue	-	-	-	-
Coal washing revenue	7,066,939	-	18,049,853	-
	$ 7,066,939	$ -	$ 18,049,853	$ -

Net revenues	2011	2010	2011	2010
Coal mining revenue	$ 20,659,192	$ 17,686,052	$ 57,896,500	$ 36,944,180
Coal wholesale revenue	11,158,461	3,775,158	21,728,398	11,847,306
Coking revenue	7,370,934	8,370,049	22,138,270	8,719,537
Coal washing revenue	33,772,936	8,125,004	94,928,894	17,672,966
Less intersegment revenues	(7,066,939)	-	(18,049,853)	-
	$ 65,894,584	$ 37,956,263	$ 178,642,209	$ 75,183,989

Net income attributable to L&L	2011	2010	2011	2010
Coal mining	$ 10,714,862	$ 9,639,777	$ 29,355,763	$ 19,130,312
Coal wholesale	630,008	417,634	1,495,816	1,115,702
Coking	849,776	757,982	2,671,069	782,573
Coal washing	3,093,659	389,497	8,673,779	1,028,067
Parent Company	(2,703,675)	(1,646,764)	(7,612,424)	(2,857,618)
	$ 12,584,630	$ 9,558,125	$ 34,584,003	$ 19,199,035

Depreciation expense	2011	2010	2011	2010
Coal mining	$ 898,849	$ 737,391	$ 3,682,229	$ 1,509,792
Coal wholesale	135,674	156,626	370,156	226,243
Coking	75,937	104,703	726,527	125,911
Coal washing	270,925	60,114	781,569	340,488
Parent Company	108,743	59,007	422,783	134,642
	$ 1,490,128	$ 1,117,841	$ 5,983,264	$ 2,337,076

Total assets	2011	2010	2011	2010
Coal mining	$ 107,342,023	$ 73,556,402	$ 107,342,023	$ 73,556,402
Coal wholesale	16,202,458	15,623,743	16,202,458	15,623,743
Coking	9,068,552	10,444,312	9,068,552	10,444,312
Coal washing	32,354,311	5,996,526	32,354,311	5,996,526
Parent Company (intercompany)	11,166,018	5,885,649	11,166,018	5,885,649
	$ 176,133,362	$ 111,506,632	$ 176,133,362	$ 111,506,632

NOTE 25. SUBSEQUENT EVENTS

The Company invested $4.4 million in Bowie Resources, LLC, which owns and operates the Bowie Mine, a Colorado-based coal mine (“Bowie”) by January 31, 2011 and subsequently invested 2.6 million. Total Investment to Bowie was approximate $7 million as of March 13, 2011.

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

Plan of Operations

We engaged in and currently generate revenue from our coal mining, clean coal washing, coal consolidation, coking and wholesaling businesses in China, the world largest coal consuming nation.  Despite China having substantial coal resources, due to a lack of organizational skills of the coal industry among other factors, China’s mining companies cannot produce enough coal to meet China’s domestic demand for coal. As the Chinese economy continues with its GDP growth at an estimated 8.7% in 2011 focusing on domestic consumption, we plan to continue to leverage on our fifteen years of in-country experience, U.S. management skills, and U.S. accounting knowledge to become a leading coal energy company not only in Yunnan Province, but also in Guizhou Province. We plan to expand our coal business by expanding upon our existing operations, and by acquiring other existing profit making coal companies following China’s oligopoly policy that is aimed to eliminate small, inefficient coal mines and to favor efficient operations. We were able to continue increasing our operations during the current quarter ended on January 31, 2011  We plan to invite qualified U.S. mining executives and strategic partners to join in our management team and to facilitate its vertical integration in the coal industry. When we reach a certain size, we plan to gradually leverage on the vast U.S. coal (energy) resources to diversify our operational risks and to increase revenue.

Results of Operations

The following table presents our operating results as a percentage of our revenues for the periods indicated:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2011		2010		2011		2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues	$65,894,584	100%	$37,956,263	100%	$178,642,209	100%	$75,183,989	100%
Cost of revenue	44,504,406	68%	21,908,104	58%	119,374,564	67%	40,402,155	54%
Gross profit	21,390,178	32%	16,048,159	42%	59,267,645	33%	34,781,834	46%
Operating costs & expense	4,879,844	7%	2,986,044	8%	13,743,393	8%	7,663,533	10%
Interest income (expense)	(285,359)	0%	(60,672)	0%	(456,827)	0%	(93,974)	0%
Other income (expense)	444,341	1%	12,907	2%	852,459	0%	641,962	-1%
Provision for income taxes	2,147,548	3%	1,924,006	5%	6,337,053	4%	3,091,404	4%
Non-controlling interest	1,937,138	3%	1,532,219	4%	4,998,828	3%	5,375,850	7%
Net income attributable to L&L	$12,584,630	22%	$9,558,125	27%	$34,584,003	19%	$19,199,035	26%

Revenue

The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	Jan 31,		to Revenues		Jan 31,		to Revenues
	2011	2010	$	%	2011	2010	$	%

Coal Mining	$20,659,192	$17,686,052	$2,973,140	17%	$57,896,500	$36,944,180	$20,952,320	57%
Coal Wholesale	11,158,461	3,775,158	7,383,303	196%	21,728,398	11,847,306	9,881,092	83%
Coal Coking	7,370,934	8,370,049	(999,115)	-12%	22,138,270	8,719,537	13,418,733	154%
Coal Washing	26,705,997	8,125,004	18,580,993	229%	76,879,041	17,672,966	59,206,075	335%
Net Revenues	$65,894,584	$37,956,263	$27,938,321	74%	$178,642,209	$75,183,989	$103,458,220	138%

In this quarter, our net revenues increased from $38.0 million during the nine months ended January 31 2010 to $65.9 million during the nine months ended January 31, 2011, representing approximately a 74% increase. Such increase was due primarily to our acquisitions completed during 2010.

During the three months ended January 31, 2011, our coal mining net revenues increased by $2,973,140 approximately a 17% increase compared to the three months ended January 31, 2010. This sales increase was mainly due to the expansion of our mining operation.

Coal washing revenue increased sharply in 2011 because we expanded the capacity of Hong Xing Coal Washing Facility.

Coal Coking revenue decreased because we disposed of Hong Shen Coking Plant in the 4th quarter of FY 2010.

Gross Profit

In this quarter, our gross profit decreased 42% to 32% compared to last year due to two factors. First, expansion into washing and coking are lower margin businesses, but vertical integration increases the overall value of the business and adds stability to the supply chain. Second, expansion of capacity and increases in safety standards on new acquisitions require up front investments.

Selling general & administrative

Following a merger and acquisition in prior quarters, we were able to reduce costs and better able to use resources more efficiently, as a result of our selling general & administrative expense decreased from 6% to 5% as a percentage of our revenues for this quarter compared to last year.

Provision for income taxes

	Three Months Ended Jan 31,		Nine Months Ended Jan 31,
	2011	2010	2011	2010
Net income before income taxes	$16,669,317	13,014,350	$45,919,885	27,666,289
Provision for income taxes	$2,147,548	1,924,006	$6,337,053	3,091,404
Effective tax rate	12.88%	14.78%	13.80%	11.17%

Our provision for income taxes increased from the three months ended Jan 31, 2010 to the three months ended Jan 31, 2011, primarily as a result of increase in net income.

Our effective tax rate increased from 11.17% during the nine months ended Jan 31, 2010 to 13.80% during the nine months ended Jan 31, 2011, primarily because our organization structure was operated under sole-proprietor that is subject to a lower tax rate, now our organization structure had been change to corporate level that is subject to a higher tax rate.

 Net Income Attributable to Common Stockholders

 The following table presents net income attributable to common stockholders:

	Three Months Ended Jan 31,		Increase (Decrease) to Income		Nine Months Ended Jan 31,		Increase (Decrease) to Income
	2011	2010	$	%	2011	2010	$	%
Net income	$14,521,768	11,090,344	3,431,424	30.94%	$39,582,831	24,574,885	15,007,946	61.07%
Less: Net income attributable to non-controlling interests	1,937,138	1,532,219	404,919	26.43%	4,998,828	5,375,850	(377,022)	(7.01)%
Net income attributable to Common shareholders	$12,584,630	9,558,125	1,502,733	15.72%	$34,584,003	19,199,035	15,384,968	80.13%

Our net income attributable to non-controlling interest was $404,919 higher than prior year because we had a higher net income compared to last year.

Change in Liquidity and Capital Resources

The following factors affected the Company’s liquidity and capital resources:

Net cash provided by operating activities was $35,791,706 for the nine months ended January 31, 2011.  For the nine months ended January 31, 2010, net cash flow provided by operating activities was $16,319,001.  The cash improvement incurred during the current year is due to an increase in net income mainly due to the acquisition of the HongXing and ZoneLin operations under TNI and PYC under KMC.

Net cash used in investing activities was $44,576,725 during the nine months ended January 31, 2011, compared to $ 22,215,000 used in investing activities during the same period in 2010. It shows an increase of cash used to the construction-in-progress and purchase of property and equipment.

Net cash provided by financing activities was $5,348,982 during the nine months ended January 31, 2011, compared to $15,964,165 was used during the same period in 2010.  The decrease was mainly due to the decrease in issuance of common stock.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

As of January 31, 2011, we were contractually obligated to inject capital per our purchase agreements as follows:

	Total	Less than 1 year	1-2 years	3-5 years	After 5 years
DaPuAn & SuTsong Mines	$ 5,027,746	$ 0	$ 0	$5,027,746	$ 0
L&L Yunnan Tianneng Industry	4,000,000	0	4,000,000	0	0
Total	$9,027,746	$ 0	$ 4,000,000	$5,027,746	$ 0

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

Our critical accounting policies are discussed in “Management's Discussion and Analysis or Plan of Operation” in our Annual Report on Form 10-K for the year ended April 30, 2010. Those critical accounting policies remained unchanged at January 31, 2011.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

While our reporting currency is the U.S. Dollar, 100% of our consolidated revenues and consolidated costs and expenses are denominated in Renminbi (“RMB”). Substantially all of our assets are denominated in RMB.  As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. Dollar and the RMB.  If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline.  We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Despite there being a coal shortage due to the continued growth of the Chinese economy, which has in turn led to upward movement of coal prices, market risks do exist if the market demand situation in China changes.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of January 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We have been improving and strengthening our control processes to fully remedy weaknesses, if any, in internal controls over financial reporting and to ensure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the Securities and Exchange Commission’s rules and regulations.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

                We are not currently a party to any legal proceedings in material nature and we are not aware of any material pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

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

                Effective July 21, 2005, The People’s Bank of China announced that the Renminbi (RMB) exchange rate regime changed from a fixed rate of exchange based upon the U.S. dollar to a managed floating exchange rate regime based upon market supply and demand of a basket of currencies.  On July 26, 2005, the exchange rate against the Renminbi was adjusted to 8.11 Renminbi per U.S. dollar from 8.28 Renminbi per U.S. dollar, which represents an adjustment of approximately two percent.  As of January 4, 2011, Renminbi appreciated to approximately RMB 6.83 per U.S. Dollar.  It is expected that the revaluation of the Renminbi and the exchange rate of the Renminbi may continue to change in the future.  Fluctuations in the exchange rate between the Chinese RMB and the United States dollar could adversely affect our operating results.  Results of our business operations are translated at average exchange rates into United States Dollars for purposes of reporting results.  As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities.  Fluctuations may adversely affect the comparability of period-to-period results.  We do not use hedging techniques to eliminate the effects of currency fluctuations.  Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock prices.

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

Currently, we are in process of answering the S-1 reviewing comments.  The S-1 was submitted to the SEC for resale purposes for the prior fund raising activities.   There are 36 questions from the SEC which are in the process of being answered.

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

L & L ENERGY, INC.

Date: March 14, 2011	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: March 14, 2011	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 31.2

CERTIFICATIONS OF ACTING CHIEF FINANCIAL OFFICER

I, David Lin, certify that:

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

L&L ENERGY, INC.
Date: March 14, 2011	By:	/S/ David Lin
	Name:	David Lin, CPA
	Title:	Acting CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended January 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: March 14, 2011	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended January 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David Lin, Acting Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: March 14, 2011	By:	/S/ David Lin
	Name:	David Lin, CPA
	Title:	Acting CFO