Form 10-K/A
L & L ENERGY, INC.
filed 2011-07-29
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-K/A

Amendment No. 1

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

                Large accelerated filer [   ]     Accelerated filer [X]    Non-accelerated filer [   ]     Smaller reporting company [   ]

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ] No [X]

        The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of November 6, 2009 was: $111,868,711

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 12, 2010 there were 29,136,212 shares of common stock outstanding, with par value of $0.001.

EXPLANATORY NOTE

L & L Energy, Inc. (“L&L” or the “Company”) is filing this Amendment to Form 10-K (this “Form 10-K/A”) to amend that Form 10-K filed on July 28, 2010 corresponding to the annual report for the Company’s fiscal year ended on April 30, 2010 (the “Original 10-K”).  This Form 10-K/A amends the Original 10-K’s Part II, Items 6 and 8 to:

(i)                  (a) reclassify $3,729,784 recorded as “Intangible assets, net” in the Original 10-K as “Property, plant, equipment, and mine development, net” in this Form 10-K/A, (b) reclassify 557,202 recorded as “Current Assets – Prepaid and other current assets” in the Original 10-K as “Equity – Deferred stock compensation,” and (c) make conforming changes to “Working Capital,” “Total assets” and Total Shareholders” Equity under Item 6 – Selected Financial Date – Balance Sheets Data,”; and

(ii)                file herewith two updated reports issued by Kabani & Co. Inc., the Company’s independent auditing firm (the “Independent Auditing Firm”) to disclose the firm’s adverse opinion on the Company’s internal control over financial reporting as of April 30, 2010 (originally the Independent Auditing Firm issued a “disclaimer” opinion on the Company’s internal control over financial reporting).

Please note that some of the aforementioned reclassifications, adjustments, and additional disclosures contained herein have resulted from comments issued by the Securities and Exchange Commission of the United States (the “SEC”) during the review process related to filings made by the Company.  .  For clarification, the filing of this Form 10-K/A shall not be deemed any indication that the original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

	Table of Content
		Page

PART II
Item 6.	Selected Financial Data	4
Item 8.	Financial Statements and Supplementary Data	5

PART IV
Item 15.	Exhibits and Financial Statement Schedules	40
	Signatures	40

When we use the terms “we,” “us,” “our,” “L & L” and “the Company,” we mean L & L ENERGY, INC., a Nevada corporation, and its subsidiaries.

Part II

Item 6. Selected Financial Data

	Years Ended April 30,

	2010	2009	2008
Statements of Operations Data:
Revenues	$ 109,217,838	$ 40,938,128	$ 23,381,508
Cost of Revenues	57,036,887	17,946,206	21,994,429
Gross Profit	52,180,951	22,991,922	1,387,079
Total Operating Expenses	9,855,351	3,996,795	887,464
Income from Operations	42,325,600	18,995,127	499,615
Total Other Income (Expense)	301,626	(265,356)	(25,174)
Income Before Income Taxes, Discontinued Operations, Net of Tax, and Non-Controlling Interests	42,627,226	18,729,771	474,441
Income Tax Provision	4,531,088	1,219,457	186,461
Income from Discontinued Operations, Net of Tax	834,181	145,220	806,368
Net Income Attributable to Non-Controlling Interests	7,040,555	7,315,330	119,879
Gain (Loss) on Disposal	1,017,928	(382,961)	0
Net Income	$32,907,692	$ 9,957,243	$ 974,469

Earnings per share:
Basic	$1.35	$0.46	$0.05
Diluted	$1.28	$0.46	$0.05
Weighted average shares outstanding:
Basic	24,375,508	21,492,215	20,854,212
Diluted	25,748,036	21,822,215	21,255,210

	As of April 30,

	2010	2009	2008
Balance Sheets Data:
Cash and Cash Equivalents	$ 7,327,369	$ 5,098,711	$ 948,210
Working Capital	31,416,055	20,496,386	15,393,309
Total Assets	128,604,524	54,275,375	29,740,415
Total Shareholders’ Equity	$ 77,665,240	$ 22,432,979	$ 12,238,137

Item 8. Financial Statements and Supplementary Data

L &L Energy, Inc. and Subsidiaries

Consolidated Financial Statements

For the Years Ended April 30, 2010, 2009 and 2008

Contents

Page

Reports of Independent Registered Public Accounting Firm, both dated July 22, 2011	6

Consolidated Financial Statements:

Consolidated Balance Sheets as of April 30, 2010 and 2009	9

Consolidated Statements of Income and Other Comprehensive Income
for the years ended April 30, 2010, 2009 and 2008	10

Consolidated Statement of Stockholders' Equity for the years ended
April 30, 2010, 2009 and 2008	11

Consolidated Statements of Cash Flows for the years ended
April 30, 2010, 2009 and 2008	12

Notes to Consolidated Financial Statements	14

Exhibit A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
L&L Energy, Inc. and its subsidiaries

We have audited L&L Energy, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness that has not been identified as a material weakness in Management’s Report, included with the Company’s Form 10-K filed on July 28, 2010. The Company did not maintain effective controls over its process to ensure the timely completeness and accuracy of the preparation and review of its consolidated financial statements. This resulted in several adjustments to the Company’s consolidated financial statements, principally including timely transfer of completed construction projects to property, plant and equipment, as well as reclassification of negative balances in accounts payable and accounts receivable. It was also determined that the Company’s entity level controls were not adequately designed and that weaknesses were noted in the financial reporting process. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated July 28, 2010 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, L&L Energy, Inc. and its subsidiaries have not maintained effective internal control over financial reporting as of April 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of April 30, 2010 and 2009, and the related statements of income and other comprehensive income, stockholders’ equity, and cash flows of L&L Energy, Inc. and its subsidiaries for each of the years in the three-year period ended April 30, 2010, and our report dated July 28, 2010 expressed an unqualified opinion.

Kabani & Company

KABANI & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA

July 22, 2011

Exhibit B

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
L&L Energy, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of L&L Energy, Inc. and its subsidiaries’ (the “Company”) as of April 30, 2010 and 2009, and the related consolidated statements of income and other comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L&L Energy, Inc. and its subsidiaries’ as of April 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), L&L Energy, Inc. and its subsidiaries’ internal control over financial reporting as of April 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 22, 2011 expressed an adverse opinion on the Company’s internal control over financial reporting.

Kabani & Company

KABANI & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA

July 22, 2011

L & L ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,327,369	$5,098,711
Accounts receivable	17,304,949	16,906,010
Prepaid and other current assets	22,113,327	12,611,760
Other receivables	7,956,069	465,821
Inventories	9,605,103	1,524,493
Total current assets	64,306,817	36,606,795

Property, plant, equipment, and mine development, net	37,387,194	6,518,802
Construction-in-progress	17,211,093	2,085,134
Intangible assets, net	1,298,469	2,507,331
Equity interest held in a subsidiary for sale	0	573,677
Long term receivable	1,259,151	0
Related party notes receivable	7,141,800	5,983,636
Total non-current assets	64,297,707	17,668,580

TOTAL ASSETS	$128,604,524	$54,275,375

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,995,513	$4,930,866
Accrued and other liabilities	1,225,294	953,395
Other payables	15,344,920	3,000,000
Taxes payable	10,387,265	6,014,922
Customer deposits	3,937,770	300,435
Due to shareholder	0	910,791
Total current liabilities	32,890,762	16,110,409

LONG-TERM LIABILITIES
Bank loans	4,146,950	3,000,000
Long-term payable	800,000	0
Asset retirement obligation	507,279	0
Total long-term liabilities	5,454,229	3,000,000

Total Liabilities	38,344,991	19,110,409

Commitments and contingencies

EQUITY:
L&L ENERGY STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 120,000,000 shares authorized: 28,791,735 and 28,391,735 shares issued and outstanding at April 30, 2010, respectively; 21,202,200 and 20,802,200 shares issued and outstanding at April 30, 2009, respectively	28,792	21,202
Additional paid-in capital	32,781,365	10,000,693
Deferred stock compensation	(557,202)	(63,667)
Accumulated other comprehensive income	699,755	669,913
Retained Earnings	45,108,530	12,200,838
Treasury stock (400,000 shares)	(396,000)	(396,000)
Total L & L Energy stockholders' equity	77,665,240	22,432,979
Non-controlling interest	12,594,293	12,731,987
Total equity	90,259,533	35,164,966
TOTAL LIABILITIES AND EQUITY	$128,604,524	$54,275,375

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED APRIL 30,

	2010	2009	2008
NET REVENUES	$109,217,838	$40,938,128	$23,381,508
COST OF REVENUES	57,036,887	17,946,206	21,994,429
GROSS PROFIT	52,180,951	22,991,922	1,387,079

OPERATING COSTS AND EXPENSES:
Salaries & wages—selling, general and administrative	2,560,128	481,128	191,808
Selling, general and administrative expenses, excluding salaries and wages	7,295,223	3,515,667	695,656
Total operating expenses	9,855,351	3,996,795	887,464

INCOME FROM OPERATIONS	42,325,600	18,995,127	499,615
OTHER INCOME (EXPENSE):
Interest expense	(196,558)	(265,186)	(24,935)
Other income (expense)	498,184	(170)	(239)
Total other income (expense)	301,626	(265,356)	(25,174)

INCOME BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST	42,627,226	18,729,771	474,441
LESS PROVISION FOR INCOME TAXES	4,531,088	1,219,457	186,461
INCOME FROM CONTINUED OPERATIONS BEFORE NON-CONTROLLING INTEREST	38,096,138	17,510,314	287,980
LESS: NONCONTROLLING INTEREST	7,040,555	7,315,330	119,879
NET INCOME FROM CONTINUED OPERATIONS	31,055,583	10,194,984	168,101

DISCONTINUED OPERATIONS
Gain (loss) on disposal	1,017,928	(382,961)	-
Net income from discontinued operations	834,181	145,220	806,368
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,852,109	(237,741)	806,368

NET INCOME	32,907,692	9,957,243	974,469

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	29,842	569,574	100,339

COMPREHENSIVE INCOME	$32,937,534	$10,526,817	$1,074,808

INCOME PER COMMON SHARE – basic from continued operation	$1.27	$0.47	$0.01
INCOME PER COMMON SHARE – basic from discontinued operation	$0.08	$(0.01)	$0.04
INCOME PER COMMON SHARE – basic	$1.35	$0.46	$0.05

INCOME PER COMMON SHARE – diluted from continued operation	$1.21	$0.47	$0.01
INCOME PER COMMON SHARE – diluted from discontinued operation	$0.07	$(0.01)	$0.04
INCOME PER COMMON SHARE – diluted	$1.28	$0.46	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	24,375,508	21,492,215	20,854,212

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - diluted	25,748,036	21,822,215	21,255,210

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                                                                                                      10

L&L ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED APRIL 30, 2010, 2009 AND 2008

					Accumulated
			Additional	Deferred	Other
	Common Stock		Paid-in	Compensa-	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	tion	Income	Earnings	Stock	Total
Balance as of May 1, 2007	$19,706,584	$19,706	$9,147,847	$(147,667)	$107,883	$1,269,126	$-	$10,396,895
Issuance of Shares	555,018	555	245,176	-	-	-	-	245,731
Warrants converted to shares	596,362	596	480,248	-	-	-	-	480,844
Issuance of common stock for service	201,750	202	105,539	-	-	-	-	105,741
Amortization of deferred compensation	-	-	-	42,000	-	-	-	42,000
Foreign currency translation adjustment	-	-	-	-	(7,544)	-	-	(7,544)
Net income	-	-	-	-	-	974,469	-	974,469
Balance as of April 30, 2008	21,059,714	$21,059	$9,978,810	$(105,667)	$100,339	$2,243,595	$-	$12,238,136

Issuance of Shares	698,015	698	854,496	-	-	-	-	855,194
Warrants converted to shares	92,374	93	64,885	-	-	-	-	64,978
Issuance of common stock for acquisition	400,000	400	1,599,600	-	-	-	-	1,600,000
Issuance of common stock for service	663,713	664	1,273,404	-	-	-	-	1,274,068
Cancellation of Shares	(1,711,616)	(1,712)	(4,166,502)	-	-	-	-	(4,168,214)
Amortization of deferred compensation	-	-	-	42,000	-	-	-	42,000
Shareholder sold 400,000 shares to the
Company for $1	-	-	396,000	-	-		(396,000)	-
Foreign currency translation adjustment	-	-	-	-	569,574	-	-	569,574
Net income	-	-	-	-	-	9,957,243	-	9,957,243
Balance as of April 30, 2009	$21,202,200	$21,202	$10,000,693	$(63,667)	$669,913	$12,200,838	$(396,000)	$22,432,979

Issuance of common stock for cash	3,258,911	3,259	9,173,972	-	-	-	-	9,177,231
Exercise 3,211,176 warrants	3,211,176	3,211	3,912,744	-	-	-	-	3,915,955
Cashless exercise of 511,700 warrants	295,348	296	(296)	-	-	-	-	-
Beneficial conversion feature for convertible debt	-	-	100,000	-	-	-	-	100,000
Conversion of $100,000 note and $4,000 interest	160,000	160	103,840	-	-	-	-	104,000
Issue 29,902 shares for compensation	29,902	30	139,148	-	-	-	-	139,178
Issue 634,198 shares for services	634,198	634	1,287,485	-	-	-	-	1,288,119
Issuance of 336,000 warrants for compensation	-	-	302,955	-	-	-	-	302,955
Increase controlling interest in subsidiary	-	-	7,760,824	-	-	-	-	7,760,824
Amortization of deferred compensation	-	-	-	(493,535)	-	-	-	63,667
Foreign currency translation adjustment	-	-	-	-	29,842	-	-	(493,535)
Net income	-	-	-	-	-	32,907,692	-	32,907,692
Balance as of April 30, 2010	$28,791,735	$28,792	$32,781,365	$(557,202)	$699,755	$45,108,530	$(396,000)	$77,665,240

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                                                                                                   11

L & L ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$32,907,692	$9,957,243	$974,469
Adjustments to reconcile net income to net cash provided by operating activities:
Income from non-controlling interest	7,040,555	7,315,330	119,879
Depreciation and amortization	1,398,727	481,863	16,010
Stock compensation	302,955	-	-
Amortization of debt discount	100,000	-	-
Gain on sale of subsidiary	(1,017,928)	382,961	-
Amortization for deferred compensation	63,667	42,000	42,000
Issuance of common stock for services	139,178	1,310,453	105,741
Changes in assets and liabilities, net of businesses acquisitions:
Accounts receivable	(95,469)	(16,403,858)	11,934
Prepaid and other current assets	(10,237,627)	(12,020,070)	89,086
Inventories	(7,459,437)	(188,004)	(743,302)
Other receivable	(9,766,579)	-	-
Long term receivable	(1,259,151)	-	-
Accounts payable and other payable	9,208,435	7,667,605	162,915
Customer deposit	4,185,463	(11,244)	147,951
Accrued and other liabilities	275,517	1,468,957	133,750
Taxes payable	3,833,131	3,811,741	1,016,652
Net cash provided by (used in) discontinued operation	-	13,109,093	(1,967,271)
Net cash provided by operating activities	29,619,129	16,924,070	109,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(18,310,477)	(7,820,446)	-
Acquisition of intangible assets	-	(2,507,331)	-
Construction-in-progress	(15,125,959)	(2,085,133)	-
Change in non-controlling interest due to acquisition and disposal	(427,894)	(2,451,697)	853,025
Acquisition of businesses, net of cash acquired	(4,561,561)	-	-
Increase in investments	-	(1,405,461)	(43,376)
Increase in related party receivable	(1,158,164)	(956,861)	(726,775)
Net cash (used in) provided by investing activities	(39,584,055)	(17,226,929)	82,874

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term payable	-	3,000,000	-
Payment on bank loans	(141,703)	-	-
Payment to shareholder	(910,791)	-	-
Proceeds from issuance of convertible debt	100,000	-	-
Proceeds from issuance of common stock	9,865,629	833,786	246,165
Payments for costs related to issuance of common stock	(688,398)	-	-
Warrants converted to common stock	3,915,955	50,000	480,844
Net cash provided by financing activities	12,140,692	3,883,786	727,009

Effect of exchange rate changes on cash and cash equivalents	52,892	569,574	(31,350)

INCREASE IN CASH AND CASH EQUIVALENTS	2,228,658	4,150,501	888,347
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,098,711	948,210	59,863
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,327,369	$5,098,711	$948,210

SUPPLEMENTAL NON CASH FLOW INFORMATION:
INTEREST PAID	$196,558	$265,186	$24,935
INCOME TAX PAID	$158,746	$1,219,457	$186,461

NON-CASH INVESTING AND FINANCING ACTIVITY:
The Company issued 400,000 shares to acquire 60% interest in L&L Coal Partners	$-	$1,600,000	$-
1,708,283 shares returned by subsidiary as part of spin off	$-	$4,168,214	$-
Increase controlling interest in subsidiary	7,760,824
Issue 160,000 shares on conversion of $100,000 note and accrued interest	$104,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                                                                               13

L & L Energy, Inc.

Notes to Consolidated Financial Statements

For the Years Ended April 30, 2010, 2009 and 2008

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

            L & L ENERGY, INC. (“L&L” and/or the “Company”) was incorporated in Nevada, and is headquartered in Seattle, Washington.  Effective January 4, 2010, the State of Nevada approved the Company’s name change from L&L International Holdings, Inc. to L & L Energy, Inc.  The Company is a coal (energy) company, and started its operations in 1995.  Coal sales are made entirely in China, from coal mining, clean coal washing, coking and coal wholesales operations.  At the present time, the Company conducts its coal (energy) operations in Yunnan and Guizhou provinces, southwest China.  As of April 30, 2010, the Company had three operating subsidiaries; KMC which has coal wholesale operations and Ping Yi Coal Mine (mining operations “PYC”), two coal mining operations (DaPuAn Mine and SuTsong Mine) including DaPuAn’s coal washing operations (the “2 Mines” or “LLC”), and L&L Yunnan Tianneng Industry Co. Ltd. (including Hong Xing coal washing and ZoneLin coking operations) (“TNI”).  On August 1, 2009, the Company increased its ownership of the two coal mining operations (the “2 Mines”), from 60% to 80%.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and summary of significant accounting policies

            The Company prepares its Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S.  (“US GAAP”). In doing so, the Company makes estimates and assumptions based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.  Many of the Company’s estimates and assumptions may have a material impact on reported financial condition, and results of operations and on the comparability of such reported information over different reporting periods.

            Principles of Consolidation - The consolidated financial statements include the accounts of the Company, and its 100% ownership of KMC subsidiary including coal wholesale and PYC coal mine, 80% of operations of 2 Mines including both coal mining and coal washing, and 93% of HSC and 98% of TNI (coal washing and coking operations).  The Company consolidates 100% of the assets, liabilities of its subsidiaries and shows the non-controlling interests owned by their respective owners as Non-Controlling Interests.  The results of operations of the Company’s subsidiaries less amounts attributable to non-controlling interest owners are net income attributable to the Company.  Inter-company accounts and transactions are eliminated in consolidation.

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

            Accounts receivable - The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of April 30, 2010 and 2009, the Company determined that no reserve for accounts receivable was necessary.  No allowance for doubtful accounts or sales returns deemed necessary.

            Inventories  - Inventories are stated at the lower of cost and net realizable value, as determined on a moving average basis.

            Use of Estimates - The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that its believes are reasonable under the circumstances, including assumptions as to future events.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results may differ from management’s estimates.

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

            Asset Retirement Cost and Obligation – The Company’s asset retirement costs arise from the requirement to restore mines to specified standards and approved reclamation plans. Asset retirement costs are accounted for in accordance with ASC Topic 410-20, Asset Retirement Obligations.  Pursuant to ASC 410-20, the Company recognizes the fair value of the liability for an asset retirement obligation to be recognized in the period in which the obligation is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The fair value of the liability is estimated based upon the present value of estimated future expenditures. In subsequent periods, the retirement obligation is accreted to its future value, which is the estimate of the obligation at the asset retirement date.  The capitalized cost is depreciated or depleted over the useful lives of the respective assets.  If the liability is settled for an amount other than the recorded amount, a gain or loss would be recognized at such time.

             Property, Plant, Equipment, and Mine Development- Property, Plant, Equipment and Mine Development are stated at cost, less accumulated depreciation. Costs of mine development, expansion of the capacity of or extending the life of the Company’s mine are capitalized and principally amortized using the units-of-production method over the actual tons of coals produced directly benefiting from the capital expenditure. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives.  Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Building, mining structure, and plant are related to the Company’s coal mining related operations. The mining structure includes the main and auxiliary mine shafts, underground tunnels, and other integrant mining infrastructure. Depreciation for the mine shafts is provided to write off the cost of the mining structure using the units of production method based on salable reserves.

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

            The Company uses the Black-Scholes option-pricing model which was developed to estimate the fair value of options.  Option-pricing models require the input of highly complex and subjective variables including the expected life of warrants granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the warrants. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee warrants, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee warrants. Although the fair value of employee warrants is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

            Fair Value Measurements - For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivables, other receivable, accounts payable and other payables, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

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

            Concentration of Risk - For the year ended April 30, 2010, the Company had one major customer who purchased 21% of the Company’s total sales and represented $250,367 or 1.5% of accounts receivable.  In addition, that year the Company had one major supplier provided 13% of its total purchases.  This supplier represents $335,652 or 17% of the accounts payable.

            For the year ended April 30, 2009, the Company had two major customers who purchased over 10% of its total sales.  They collectively accounted for approximately 48% (approximate $19.6 million) of the Company’s total sales and approximately 55% (approximate $7.6 million) of accountant receivables.  There are two major suppliers each provided over 10% of the Company’s total purchases. They collectively supplied approximately 60% (approximate $8.5 million) of the Company’s inventory and 56% (approximate $0.9 million) of total accounts payable.

Advertising Costs - The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the years ended April 30, 2010, 2009 and 2008 were not significant.

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

New accounting pronouncements

            In April 2009, the FASB issued ASC 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairments”. This amended the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. It is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

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

            In May 2009, the FASB issued ASC 855, Subsequent Events. It established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

            In June 2009, the FASB issued FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the Codification). The Codification became the single official source of authoritative, nongovernmental U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

            In September 2009, the New FASB Accounting Standards Update 2009-08 issued in Earnings Per Share (amendments to Section 260-10-S99). This update includes technical corrections to Topic 260-10-S99 Earnings Per Share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that includes redemption or an induced conversion of a portion of a class of preferred stock” and EITF Topic D-42, “The effect of the calculation of Earnings Per Share for the redemption or induced conversion of preferred stock.” The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Sale of HSC

On April 18, 2010, the Company entered into an Equity Sale and Purchase Agreement (the “Equity Sale Agreement”) with Guangxi Liuzhou Lifu Machinery Co, Ltd, whereby the Company sold its 93% equity ownership interest in HSC for 41,000,000 RMB (equivalent to approximately US$6,000,000).  Guangxi Liuzhou Lifu Machinery Co, Ltd assumed the obligation of the Company to pay to HSC 23,800,000 RMB (equivalent to approximately US$3,485,300) that remained payable to HSC pursuant to the December Agreement.  Guangxi Liuzhou Lifu Machinery Co, Ltd also agreed to pay the remaining balance of 17,200,000 RMB (equivalent to approximately US$2,514,700) to the Company in three installments, (1) 3,440,000 RMB (approximately $502,940 USD) within six months of the sale, (2) 5,160,000 RMB (approximately $754,410 USD) between six months and twelve months after the sale, and (3) 8,600,000 RMB (approximately $1,257,350) between twelve and twenty-four months after the sale.  Pursuant to the Equity Sale Agreement, if Guangxi Liuzhou Lifu Machinery Co, Ltd does not make such scheduled payments, a penalty of 1% of the applicable payment will be assessed.  Additionally, interest of 3.5% per annum of the applicable payment will be assessed as of the day after the applicable payment date.  The portions of the purchase price that are due within twelve months after the sale (i.e., the first two installments) are included as “Other receivables” on the Company’s consolidated balance sheets and the portion of the purchase price due within 24 months of the sale (i.e., the third installment) is included as a “Long term receivable” on the Company’s consolidated balance sheets.  The Company recorded US$834,181 as income from discontinued operations and recognized a gain of US$1,017,928 on the sale.

Ping Yi Mine

On January 18, 2010, the Company, through an indirect subsidiary, Baoxing Economic and Trade Co., entered into an Acquisition Agreement to acquire 100% of the Ping Yi Coal Mine (“PYC”), with an effective date of November 1, 2009, for a purchase price of 27,042,593 RMB (equivalent to approximately US$3,955,041).  The Company paid 23,042,593 RMB (equivalent to US$3,369,390) upon signing of the Acquisition Agreement.  An installment of 1,000,000 RMB (equivalent to US$146,412) was payable in February 2010, but has not yet been paid by the Company.  The remaining balance of 3,000,000 RMB (equivalent to US$439,239) is payable two years after signing of the Acquisition Agreement.

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

SeZone County Hong Xing Coal Washing Factory (“Hong Xing”)

On January 1, 2010, the Company, through its 98% owned subsidiary, L&L Yunnan Tianneng Industry Co. LTD (“TNI”), acquired 100% of the equity of Hong Xing by entering into an Acquisition Agreement, effective as of November 30, 2009, with a purchase of 6,828,500 RMB (equivalent to US $1,000,000).  The total amount of the purchase price was contributed by the Company to TNI and subsequently paid.

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

Luping County ZoneLin Coal Coking Factory in China (“Zonelin”)

On February 3, 2010, the Company, through its 98% owned subsidiary, TNI, acquired 100% equity of Zonelin by entering into an Acquisition Agreement for a purchase price of 13,675,000 RMB (equivalent to US$2,000,000).  The Company has paid 6,837,500 RMB (equivalent to US$1,000,000) of the purchase price and the remaining balance of 6,837,500 RMB (equivalent to US$1,000,000) is payable in five annual installments with the first payment due by the second anniversary of the signing of the acquisition agreement.

The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:
Current assets	$3,170,432
Property, plant and equipment	2,892,758
Intangible assets	662,472
Fair value of assets	$6,725,662
Less: Fair value of liabilities	4,725,662
Net assets acquired	$2,000,000

Noncontrolling interest	$40,000

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the acquisition of PYC, Zonelin and Hong Xing, presented in the aggregate, collectively, had been completed on May 1, 2009 and May 1, 2008.

	For the year ended
	April 30, 2010	April 30, 2009

Net revenue	$144,962,340	$55,007,374
Income from operation	45,131,080	20,344,569
Net income	$33,878,563	$10,721,692
Basic proforma earnings per share	$1.39	$0.50
Diluted proforma earnings per share	$1.32	$0.49

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

            The Company makes cash advances to coal suppliers to guarantee delivery of amounts of coal to the Company for its coal washing and coking facilities at a specified time and price.

            The bill receivable was related to payments that were promised to be received by the Company from its customers.

            The Company provides cash advances to certain employees to handle incidentals in the Company’s mines, washing and coking expansion projects as these facilities are located far away from the Company’s China headquarters in Kunming. There were no advances made to any officers or directors of the Company.

Description	2010	2009
Advances to suppliers	$10,770,087	$11,451,314
Bill receivable	8,713,763	-
Advances to employees	2,580,222	1,050,215
Other	49,255	110,231
	$22,113,327	$12,611,760

NOTE 5. OTHER RECEIVABLES

            Other receivables consist of the following at April 30:

Description	2010	2009
Short term loans to business associates	$6,608,247	$-
HSC receivable (note 3)	1,259,151	-
Other	88,671	465,821
	$7,956,069	$465,821

NOTE 6. INVENTORIES

            Inventories are primarily related to coal located at KMC, 2 Mines, and TNI.  Inventories consist of the following as of April 30:

Description	2010	2009
Raw coal	$9,054,714	$574,607
Washed coal	395,233	-
Coke coal	155,156	949,886
	$9,605,103	$1,524,493

NOTE 7. PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

            Property, plant, equipment and mine development consist of the following as of April 30:

	2010	2009
Mine Development	$22,553,879	$1,275,660
Mineral rights	3,832,288	2,507,331
Building and improvements	2,025,661	188,625
Machinery and equipment	12,872,896	6,095,840
RuiLi Project(property, at cost)	-	400,687
	41,284,724	10,468,143
Accumulated depreciation	(3,897,530)	(1,442,010)
Property, Plant and Equipment, net	$37,387,194	$9,026,133

Depreciation expense was $1,085,798, $481,863, and $16,010 for the years ended April 30, 2010, 2009, and 2008, respectively.

The Company has reclassified Mineral Rights as Property, Plant, Equipment and Mine Development. Mineral Rights were disclosed as Intangible Assets in prior financial statements. Mineral rights represent the exclusive right, granted by the Chinese government, to operate the 2 Mines and PYC.  The rights were acquired in the first quarter of 2008 as a result of the acquisition of the 2 Mines on May 1, 2008 and on November 1, 2009, respectively.  The Company has elected to use units-of-production method of amortization to amortize its mineral rights.

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

	2010	2009
Customer relationship	$831,428	$-
Technology	260,002	-
Goodwill	248,247	-
	1,339,677	-
Accumulated amortization	(41,208)	-
	$1,298,469	$-

      The Company has reclassified Mineral Rights to Property, Plant, Equipment and Mine Development. Mineral Rights were disclosed as Intangible Assets in prior financial statements.

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

            The following is a summary of the change in the carrying amount of the asset retirement obligation during the years ended April 30, 2010 and 2009.

	2010	2009

Beginning balance at May 1	$-	$-
Liabilities incurred during the period	469,700	-
Increase in estimated costs	-	-
Liabilities settled during the period	-	-
Accretion of interest	37,579	-
	$507,279	$-

NOTE 11 – OTHER PAYABLES

            Other Payables consist of the following at April 30:

Item	April 30, 2010	April 30, 2009
Payable to previous owners of ZoneLin (less non-current)	$ 200,000	$ -
Payable to previous owners of Ping Ying Coal Mine	433,670	-
Payable to business associates (1)	9,098,023	-
Others (1)	5,613,227	3,000,000
Total current other payables	15,344,920	3,000,000
Payable to previous owners of ZoneLin (non-current) (2)	800,000	-
Other non-current	-	3,000,000
	$ 16,144,920	$ 6,000,000

(1)   Payments are short-term, it will be settled before 12/2010.

(2)   Four annual installments will be paid.

Total Other Payables was $16.1 million as of April 30, 2010. None of these payables bear interest and they are not collateralized by any assets of the Company.  $7.4 million was a temporary interest free loan from a business partner, which was repaid in the first quarter ended July 31, 2010. $1.4 million is part of the consideration payable to the non-controlling interest owners of the coal mines acquired during the year ended April 30, 2010, which will be paid according to the terms of the acquisition agreement. The other $5.6 million was related to miscellaneous payment of fees related to maintenance, safety, employee training for security and environmental matter.

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

            The Company’s income tax liability for the years ended April 30, 2010 and 2009 was $3,878,426 and $1,429,919, respectively.  These tax payables to Chinese local governments can be postponed temporarily as the Company is a U.S. company bringing in U.S. management skills and investing capital to increase coal production and safety standards, beneficial to the Chinese local communities.  According to Chinese law, a new joint venture located in the western part of China may benefit under the “Go-West” policy to enjoy a special Chinese tax rebates from the government, thus there is a high probability that the 2 Mines, KMC and TNI tax liability payments may be delayed or mitigated.

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

People’s Republic of China (PRC)

            Pursuant to the PRC Income Tax Laws, the Company's subsidiaries are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 25% for KMC.  The LLC and TNI entities are owned in the form of partnerships, thus, the statutory rate is 5%.

Tax Rate Reconciliation

Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the year ended April 30, 2010 , 2009 and 2008 for the following reasons:

	For the year ended April 30,
	2010	2009	2008
Consolidated pretax income	$42,627,226	$18,729,771	$474,441
Expected income tax expense	14,761,622	6,651,091	167,483
Difference between statutory rate and foreign effective tax rate	(11,509,351)	(5,993,527)	(61,677)
Change in valuation allowance	1,278,817	561,893	80,655
Actual tax expense	$4,531,088	$1,219,457	$186,461
Consolidated effective tax rate	11%	7%	39%

NOTE 16.  RELATED PARTY TRANSACTIONS

The Company loaned money to various entities that have non-controlling interests in the Company.  Those loans are notes receivables, secured by assets and machinery of the various mines or businesses and are for the establishment of good business practice and long-term relationships with these non-controlling interest owners. Because the borrowers under the notes have business in which the Company has an interest, the Company believes the borrowers are considered as related parties. As of April 30, 2010, the total amount of relation party transactions was approximately $10 million,   as set forth in the table below.  As of April 30, 2009, the total amount of related party transactions was approximately $5.0 million, which included a loan of approximately $4.3 million to a non controlling interest shareholders of 2 Mines, an advance of approximately $1.7 million to a KMC manager for the development of the Tian-Ri Coal Mine, and a loan of approximately $911,000 from the CEO of the Company to the Company.

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

On August 1, 2009, after renegotiations with the Company, the owners of non-controlling interest assigned 20% of the 2 Mines to the Company.  The fair value of the additional interest was $7,298,126 on the agreement date. In addition, the Company increased its interest in HSC from 65% to 93%.  The Company paid $427,894 to acquire additional interest with a fair value of $890,592. The Company recorded a $7,760,824 increase in addition-paid-capital for these two transactions.

            On October 8, 2009, the Company sold 1,371,021 units (each unit consisting of one share of the Company’s common stock and 6/10th of a five year warrant to purchase one share of common stock) at $3.90 per unit for gross proceeds of $5,346,980 to accredited investors.  Additionally, the Company issued 822,613 five year warrants to purchase shares of common stock of the Company at an exercise price of $5.62 per share.  The Company paid $427,758 for fees associated with the equity issuance and issued to a placement agent 109,682 five year warrants with an exercise price of $6.11.

            On November 6, 2009, the Company sold 835,389 units (each unit consists of one share and 6/10 of a five-year warrant to purchase one share of common stock at $3.90 for gross proceeds of $4,081,185 to accredited investors.  Additionally, the Company issued 501,236 five year warrants to purchase shares of common stock of the Company at an exercise price of $5.62 per share.  The Company paid $260,460 for fees associated with the equity issuance and issued to a placement agent 66,832five year warrants with an exercise price of $6.11.

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

April 30, 2010
Expected life (years)	2.83 to 3 .0
Risk-free interest rate	1.29% to 1.57%
Expected volatility	80%
Expected dividend yield	0%

            Following is a summary of the status of warrants outstanding at April 30, 2010:

Type of Warrants	Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Executives-Class D	$ 2.25	192,000	2.31	$ 2.25
Directors - Class E	$ 3.00	466,666	3.65	$ 3.00
Total		658,666	3.26	$ 2.78

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

            The table below is a summary of all warrants activity as of April 30, 2010.

Warrants Roll-forward Summary

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Units	Price	Value
Outstanding at April 30, 2008	2,780,348	$1.62
Issued	1,085,263	$2.50
Exercised	(92,374)	$0.71
Cancelled	-	-
Expired	(1,611,725)	$0.81
Outstanding at April 30, 2009	2,161,512	$2.50
Issued	5,835,276	$2.75
Exercised	(3,722,876)	$1.83
Cancelled	(888,583)	$3.00
Expired	-
Outstanding at April 30, 2010	3,385,329	$2.09	$46,778,928
Exercisable at April 30, 2010	3,385,329	$2.09	$46,778,928

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

Warrants to purchase 120,000 and 1,115,249 shares of common stock at $2.25 and $3.00 per share were outstanding as of April 30, 2009, but not included in the computation of diluted EPS because the option’s exercise price was greater than market price of the common shares on April 30, 2009.  As of April 30, 2010 and 2008, all warrants outstanding were dilutive.  Thus, all warrants were included in the computation of diluted EPS.

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

NOTE 22. SEGMENT INFORMATION

            The Company reports its operations primarily through the following reportable operating segments: coal mining, coal wholesaling, coking and coal washing revenue. The Company’s chief operating decision maker uses operating income as the primary measure of segment profit and loss.

	For the year ended April 30,

Total Revenues (including intersegment sales)
Coal mining revenue	2010	2009	2008
Coal wholesale revenue	$55,811,737	$27,406,869	$-
Coking revenue	16,190,761	13,531,259	23,381,508
Coal washing revenue	13,380,737	-	-
	27,285,179	-	-
	$112,668,414	$40,938,128	$23,381,508

Intersegment revenues
Coal mining revenue	2010	2009	2008
Coal wholesale revenue	$-	$-	$-
Coking revenue	-	-	-
Coal washing revenue	-	-	-
	3,450,576	-	-
	$3,450,576	$-	$-

Net revenues
Coal mining revenue	2010	2009	2008
Coal wholesale revenue	$55,811,737	$27,406,869	$-
Coking revenue	16,190,761	13,531,259	2,381,508
Coal washing revenue	13,380,737	-	-
Less intersegment revenues	27,285,179	-	-
	(3,450,576)	-	-
	$109,217,838	$40,938,128	$2,381,508

Net income attributable to L&L
Coal mining	2010	2009	2008
Coal wholesale	$28,829,427	$13,531,259	$23,381,508
Coking	1,327,310	-	-
Coal washing	1,170,982	-	-
Parent Company	5,106,648	-	-
	(3,526,675)	(3,574,016)	(22,407,039)
	$32,907,692	$9,957,243	$974,469

Depreciation expense
Coal mining	2010	2009	2008
Coal wholesale	$758,913	$440,467	$14,409
Coking	24,607	-	-
Coal washing	143,708	-	-
Parent Company	59,893	-	-
	45,995	41,396	1,601
	$1,033,116	$481,863	$16,010

Total assets
Coal mining	2010	2009	2008
Coal wholesale	$95,128,900	$37,873,037
Coal coking	13,678,836	10,841,114
Coal washing	6,969,256	-
Parent Company (intercompany)	17,958,153	-
	(4,196,217)	5,561,224
	$128,604,524	$54,275,375

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

	Quarterly Period Ended
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

	Quarterly Period Ended
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

                                                                                                                                                                                  36

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

 PARENT COMPANY FINANCIAL INFORMATION OF L & L ENERGY, INC.

 Condensed Balance Sheets (000s)

	As of April 30,
Current assets	2010	2009

Cash and bank	$3,290	$62
Prepayments	1,639	3,021
Other receivable	2,574	1,499
Total current assets	7,503	4,582

Properties plant and equipment	144	405
Due from minority shareholders	975	-
Investments	83,317	26,680
Total long term assets	84,436	27,085

Total assets	$91,939	$31,667

Current liabilities
Accounts payable and accrued expenses	$636	$8,324
Other payables	13,638	-
Due to controlling shareholder	-	911
Total current liabilities	14,274	9,234
Equities
Shares capital	29	21
Paid in Capital	32,781	9,605
Deferred stock compensation	(557)	(64)
Treasury stock	(396)	-
Foreign currency translation	700	670
Retain earnings	45,108	12,201
Total equities	77,665	22,433
Total liabilities and equities	$91,939	$31,667

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

L & L ENERGY, INC.

Date: July 29, 2011	By:	/s/ Dickson V. Lee
	Name:	Dickson V. Lee
	Title:	Chief Executive Officer

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-172316) of L & L Energy, Inc. of our report dated July 22, 2011, relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in this Form    10-K/A.

/s/ Kabani & Co. Inc.

Kabani & Co. Inc.

July 29, 2011

EXHIBIT 31.1

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

I, Dickson V Lee, certify that:

1. I have reviewed this annual report on Form 10-K/A of L&L Energy, Inc.;

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

L&L ENERGY, INC.

Date: July 29, 2011	By:	/s/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 31.2

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER

I, Ian G. Robinson certify that:

1. I have reviewed this annual report on Form 10-K/A of L&L Energy, Inc.;

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

L&L ENERGY, INC.

Date: July 29, 2011	By:	/s/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-K/A of L&L Energy, Inc. (the “Registrant”) for the year ended April 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: July 29, 2011	By:	/s/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-K/A of L&L Energy, Inc. (the “Registrant”) for the year ended April 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ian G. Robinson, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: July 29, 2011	By:	/s/ Ian G. Robinson
	Name:	Ian G. Robinson,
	Title:	CFO