Form 10-K
L & L ENERGY, INC.
filed 2011-07-29
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-K

 [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 000-32505

L & L ENERGY, INC.

 (Exact name of registrant as specified in its charter)

Nevada	91-2103949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

130 Andover Park East, Suite 200, Seattle, WA	98188
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 264-8065

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (and was required to file) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendments to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]     Accelerated filer [X]    Non-accelerated filer [   ]     Smaller reporting company [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ] No [X]

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last day of the registrants most recently completed second fiscal quarter was: $171,653,187.

As of July 27, 2011 there was 31,891,467 shares of common stock outstanding.

                                                            DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2011 Annual Meeting of Stockholders.

L & L ENERGY, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2011

	Table of Contents
		Page
	PART I
Item 1.	Business.	5
Item 1A.	Risk Factors.	18
Item 1B.	Unresolved Staff Comments.	28
Item 2.	Properties.	28
Item 3.	Legal Proceedings.	28
Item 4.	(Removed and Reserved).	28
		28
	PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities.	29
Item 6.	Selected Financial Data.	30
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	31
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.	49
Item 8.	Financial Statements and Supplementary Data.	50
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	99
Item 9A.	Controls and Procedures.	99
Item 9B.	Other Information.	100

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	100
Item 11.	Executive Compensation.	100
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	100
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	101
Item 14.	Principal Accountant Fees and Services.	101

	PART IV
Item 15.	Exhibits and Financial Statement Schedules.	101
		101
Signatures

When we use the terms “we,” “us,” “our,” “L & L” and “the Company,” we mean L & L ENERGY, INC., a Nevada corporation, and its subsidiaries.

         This report contains forward-looking statements that involve risks and uncertainties. Please see the sections entitled “Forward-Looking Statements” and “Risk Factors” below for important information to consider when evaluating such statements.

Statement regarding forward-looking statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis” includes forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “should,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “potential,” “predict” and similar expressions, as they relate to us, are intended to identify forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those included in “Risk Factors” and “Management’s Discussion and Analysis”. These factors include, among other things:

•         Continued strong economy in China (economic slowdown in China will reduce the country’s demand for coal consumption.)

•         Successful growth through mergers and acquisitions in China (successful mergers and acquisitions activities in China require continuous availability of appropriate targets and sufficient funding to finance such mergers and acquisitions activities, lack of suitable targets and funding will deter our growth rate.)

•         Continued supply of high-quality coal (quality of coal, as other natural resources, can vary and it is possible that we will not be able to meet quality specifications required by our customers.)

•         Ability to increase coal selling prices with increase in raw material costs (we may not always be able to pass on cost increase to customers, especially if there is price regulation by the Chinese government.)

•         A strong management/personnel team with true understanding of the U.S. and China (the loss of any key person could adversely affect our operation.)

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Item 1A of Part I. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement.

 In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. You should read this report and the documents we reference in this report with the understanding that our actual future results, financial performance and events and circumstances may be materially different from what we expect. Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement contained in this report and you should not expect us to.

PART I

Item 1. Business

Overview

L & L Energy, Inc. (the “Company”, “L&L”, and generally referred to as “we”) was founded in 1995 and is engaged in coal operations in Yunnan and Guizhou provinces in southern part of the People’s Republic of China (“China” or “PRC”).  Currently we have four coal mines, three coal washing plants, one coking facility, and two coal wholesale and distribution networks. Our China headquarters are in Kunming City, the capital of Yunnan province. We have several marketing offices throughout China and our corporate headquarters are located in Seattle, Washington.

History and Background

                The Company started operations as Lee and Lam Financial Consultants Company, Ltd. in 1995 as a financial consulting firm in Hong Kong (“Lee and Lam”). Dickson Lee, a partner of Lee and Lam, also began investing in other business ventures: in 1997, he incorporated L & L Investment Holdings, Inc., a British Virgin Island Corporation (“LLIH”); and in 1999, he incorporated Royal Coronado Co Ltd., a Nevada Corporation (“Royal Coronado”).

                In late 2000/early 2001, Mr. Lee began his foray into the Chinese market and began investing in Chinese private businesses on a small scale, to gain hands-on knowledge of operating in China. He incorporated L & L Financial Holdings, Co. Ltd, a Nevada Corporation, at the end of 2000, as a subsidiary of LLIH.

         In 2001 Mr. Lee began consolidating his entities. Royal Coronado became a Securities and Exchange Commission reporting company when it registered its common stock on Form 10-SB (General Form of Registration of Securities of Small Business Issuers).  Lee and Lam was acquired by LLIH as its second subsidiary and thereafter renamed L & L Financial Investment Co, Ltd. Then in August, Royal Coronado acquired all of the shares of LLIH, and as a result of the share exchange, all former stockholders of LLIH became majority shareholders of Royal Coronado.

In September 2001, the Company changed its name to L & L Financial Holdings, Inc. (“LLFH”) and we would continue to hold two subsidiaries for the next few years. L & L Financial Investment Co. Ltd, the Hong Kong based subsidiary later changed its name to Global Future Company, Ltd.

In December 2004 we purchased our third subsidiary, a 51% equity interest in Liu Liuzhou Liuerkong Machinery Co., Ltd (“LEK”) in China which manufactured and marketed air compressors for industrial usage, and manufactured plastic injection molding machineries.  In June 2005, we increased our ownership in LEK to 60.4%.  In February 2008, we were assigned another 20% of LEK’s equity ownership from the minority shareholders.

In 2006, we ceased operations of our two other subsidiaries, moving away from consulting to focus on LEK and similar opportunities.  In October 2006, we purchased 60% of the equity in Kunming Biaoyu Industrial Boiler Co., Ltd (“KMC”), a coal consolidator and wholesaler in business since 1996.

 In December 2007, KMC entered into a Joint Coal Exploration Cooperation Agreement with the owner of the Tian Ri coal mine. In 2007, the remaining 40% of the equity of KMC was assigned to us by the minority shareholder. In January 2008, we expanded KMC’s operations by injecting additional capital and began the initial development (i.e., mainly mining exploration) of the Tian Ri mine.

In March 2008, we changed our name to “L & L International Holdings, Inc.”

 Effective May 1, 2008, we acquired a 60% equity interest in the DaPuAn mine and the SuTsong mine.

 In August 2008, our common stock started to trade on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”) in the U.S. under the symbol “LLFH”.

 On January 23, 2009, we entered into an agreement to dispose of our equity interest in LEK. According to the terms of the agreement, we returned all of the shares we owned in LEK to the minority shareholders of LEK; and the minority shareholders of LEK returned all the shares it owned in L&L to us. Accordingly, we received 1,708,283 of our common stock valued at $4,168,211 while we returned 1,517,057 shares of LEK which we owned. We hold 191,226 shares or 9% of the shares as a remaining interest in LEK.

 In July 2009, we acquired a 65% equity interest in Hon Shen Coal Co LTD (HSC) coal washing facilities in China.

Effective August 2009, we increased our ownership in the DaPuAn and SuTsong mines to 80%.In October 23, 2009, we increased our ownership interest from 65% of HSC’s coal washing facilities to 93% of HSC’s overall business operations: coal washing and coking.

 Effective November 1, 2009, our subsidiary L & L Yunnan Tiannen Industry, Ltd (“TNI”), of which we own a 98% equity interest, acquired 100% of the equity interest of Zone Lin Coal Coking Factory in China (“ZoneLin”).

 Also effective November 1, 2009, KMC through its subsidiary Baoxing Co., entered into an agreement to acquire 100% of Ping Yi mine operations.  9% of the Company’s interest in LEK was transferred as a part of the paid consideration.

 In December 2009, L & L Energy, Inc., a Nevada corporation, merged into L & L International Holdings, Inc. and L & L International Holdings, Inc., the surviving entity after the merger, changedits name to “L & L Energy, Inc.”

 In December 2009, the Chinese government approved the Company’s newly formed subsidiary L&L Yunnan Tiannen Industry Co Ltd (“TNI”).  The Company currently owns a 98% equity interest.  On January 1, 2010 but effective November 30, 2009, TNI acquired 100% of the equity of SeZone County Hong Xing Coal Washing Factory (“Hong Xing”).

 In January 2010, L & L Energy, Inc.’s shares of common stock began trading under the symbol “LLFH” on the OTC Bulletin Board.

 On February 18, 2010, our shares of common stock started to trade on the NASDAQ Global Market under the symbol “LLEN”.

 On April 18, 2010, we executed an Equity Sale and Purchase Agreement with Guangxi Liuzhou Lifu Machinery Co, Ltd, selling our 93% equity ownership in Hon Shen Coal Co. Ltd (“HSC”) for a total of 41,000,000 RMB or approximately US $6 Million. Our original purchase price for our aggregate 93% interest in HSC was approximately US $3.86 Million.

 In June 2010, we opened the Ping Yi coal washing plant near the Ping Yi mine. The coal washing plant washes coal from the Ping Yi mine as well as from third-party mines.

In March of 2011, we acquired a majority controlling interest of the DaPing coal mine in China.  We agreed to pay approximately USD $18 million to the original owner of the mine over a period of time in exchange for management control and 60% equity interests.

 In March 2011, we established a coal wholesale and distributor corporation in China (“Yunnan L&L Tai Fung” or “Tai Fung”) and own a 98% equity interest in Tai Fung. We also transferred Hong Xing from TNI to Tai Fung.

Corporate Structure

The Company utilizes a holding structure commonly used by public companies with operations in China.  Our parent company is a Nevada corporation, and we conduct operations in China through several wholly-owned and majority-owned entities.  Our current organizational structure is as follows (the percentages depict the current equity interests in such entities):

(1)       In accordance with applicable PRC regulations on ownership of mining-related companies, this equity ownership is held in trust for the benefit of the Company by a Chinese citizen nominee.

(2)     Formation to be completed.

Our Coal Operations

 Coal Mine Operations

We have the exclusive right to extract coal from four mines located in Yunnan and Guizhou provinces of China: the DaPuAn mine, the SuTsong mine, the Ping Yi mine, and the DaPing Mine.

	DaPuAn	SuTsong	PingYi	DaPing	Total
	Coal Mine	Coal Mine	Coal Mine	Coal Mine
Total In-Place Reserve (in thousand tons) (1)	7,810	2,136	13,506	14,750	38,202
Mining recovery rate (%)	83%	80%	80%	80%	N/A
Coal preparation plant recovery rate (%) (2)	77	N/A	71	N/A	N/A
Type of Coal: Metallurgical (“Met”) or Thermal (“Therm”)	Met/Therm	Met/Therm	Met/Therm	Met/Therm	N/A
Owned/leased (3)	Leased	Leased	Leased	Leased	N/A
Assigned/unassigned	Assigned	Assigned	Assigned	Assigned	N/A

(1)     The reserves reported are in-place reserves as reported in the engineering reports provided when the mines were acquired by the Company, which refer to coal reserves in-situ  prior to the deduction of pillars of support, barriers or constraints for mining.  Please note that “In-Place Reserve” as used here is a term used in China to mean coal-reserve quantity computed by (Chinese) government-authorized mining engineer(s) or engineering firms.  In China, the Chinese government limits the annual production volume of coal from each coal mine by imposing production benchmarks in governmentally-issued coal production permits.  Therefore, the Company is not in the position to produce coal at rates or volumes significantly above those set forth in the corresponding coal-production permits.

(2)     Coal preparation plant recovery rate refers to the percentage of clean coal extracted/ recovered from raw coal after the washing process at the coal washing facilities owned/controlled by the Company.  Currently only the Ping Yi mine and the DaPuAn Mine have washing facilities on-site.

(3)     In China, all mines are owned by the Chinese government. See expanded disclosure below.

DaPuAn Coal Mine

DaPuAn Coal Mine is located in Bai Zi Chong, DaPuAn Village, Xiongbi Town, Shizong County, Yunnan Province, China. It is an underground coal mine and is accessible by public roads. The map below shows the location of DaPuAn Coal Mine, as well as the SuTsong Coal Mine described below, which is also located in, Yunnan Province, China:

Prior to our acquisition of a majority controlling interest in the DaPuAn mine, the mine was separately operated by SeZone County DaPuAn Coal Mine pursuant to resource mining permits effective from 2009 through 2015. In May 2008, we acquired majority controlling ownership interest in the resource mining permits and the mining rights to the DaPuAn mine and assumed mining operations.

The DaPuAn mine, including the mine site and the underlying coal and other minerals, is owned by the Chinese government as a general national policy that the government owns such resources. Accordingly, the amount of coal that we can extract from the mine is based on a mining right issued by the Yunnan Province Municipal Bureau of Land and Resource. The mining right is issued pursuant to a reserves appraisal report submitted by government authorized mining engineers, and the mining right is issued upon approval of such appraisal report by the Qujing Municipal Bureau of Land and Resource in Yunnan, China. The amount of coal that can be extracted under the mining right represents the coal tonnage that the Chinese government (the Yunnan Province Municipal Bureau of Land and Resource) has authorized the Company to extract in compliance with the applicable laws and regulations in China.

Under current mining rights for the DaPuAn Mine, we are permitted to be extracted from DaPuAn mine. These rights, originally for a 50 year term, have approximately 40 years remaining. Under our current production rate at DaPuAn, useful life of the mine is approximately 29 years. Coal selling price in Yunnan province is determined on a per ton basis, and is subject to change based on the prevailing market price as influenced by the State Bureau of Coal Industry of Yunnan. The original owner paid the one-time extraction license fee when it acquired the original mining rights to the mine prior to our acquisition of the DaPuAn Mine. We pay the required government taxes for the coal we extract from the DaPuAn Mine.

A resource mining permit issued by the Yunnan Province Municipal Bureau of Land and Resource specifies the coordinates of the DaPuAn Mine’s mining area and the mine’s designated annual production capacity. The resource mining permit for the DaPuAn mine estimates that the mine’s capacity is 150,000 tons per year based on current mine operating conditions, but the Company is also in the process of expanding the mine’s capacity to 300,000 tons per year.

 Coal extracted from DaPuAn coal mine is for industrial use. Coal is extracted from DaPuAn mine using a fully-mechanized inclined shaft mining method in which the wellhead and the shaft station in the bottom of the mine are not in the same level and the mine path has an inclined angle with the shaft station of five degrees to 30 degrees.

All raw coal extracted from DaPuAn mine is loaded and transported by a chain conveyor into crates which are carried out to the surface by an electrical winch. Each crate carries approximately 0.75 metric tons, and approximately 800 crates are carried to the surface during each eight-hour mining shift. Air compressors are provided for underground air tool use. Electrical power is supplied internally from the Company’s own power stations through state-owned power lines, and supplied to the underground work site through a double-circuit cable designed to mitigate and circumvent potential power supply disruptions.

 Normal water inflow into the mine is controlled by a system of ditches, sumps, pumps and drainpipes installed throughout the mine tunnels. The mine’s ventilation system includes exhaust fans on the surface of the main incline. Auxiliary fans are used as needed. The present fans are capable satisfying ventilation requirements of the mining operation.

The DaPuAn Mine’s annual production volumes for the years ended April 30, 2007 through April 30, 2011 are as follows:

Fiscal Year Ended April 30,	Annual Production (Tons)
2007	N/A
2008	N/A
2009	121,159
2010	255,994
2011	245,545

The Company did not acquire interests in DaPuAn mine until May 1, 2008.  Because the original owner(s) of the mine did not retain annual production information for the mine in respect of 2007 and 2008, we are unable to accurately provide the corresponding annul production numbers.

The extracted coal is transported by truck to a warehouse located approximately 300 meters from the mine site, processed at our coal-washing facility and sorted. Out of the coal produced at the DaPuAn Mine, typically a portion is sold to customers as raw coal, a portion is sold after the washing process as washed fine coal, and a portion is sold as coking coal that meets certain specific chemical requirements. Coking coal is sent to a coking plant to further process it into high valued coke. Coke is a critical material for making of steel.

As reported in the Qujing Municipal Land and Mining Right Appraisal Firm report dated June 30, 2008, the total In-Place Reserve for the DaPuAn Mine was 7.81 million tons.

SuTsong Coal Mine

SuTsong Coal Mine is located in A’ang Town, Luoping County, Yunnan Province, China. The SuTsong coal mine is an underground coal mine and is accessible by public roads. The map above shows the location of SuTsong Coal Mine.

Prior to our acquisition of majority controlling interest of the SuTsong mine, the mine was separately operated by LoPing County SuTsong Coal Mine pursuant to resource mining permits effective from 2009 through 2015. In May 2008, we acquired majority controlling ownership interest in the resource mining permits and the mining rights to the SuTsong mine and assumed mining operations.

 The SuTsong mine, including the mine site and the underlying coal and other minerals, is owned by the Chinese government as a general national policy that the government owns such resources. Accordingly, the amount of coal that we can extract from the mine is based on a mining right issued by the Yunnan Province Municipal Bureau of Land and Resource. The mining right is issued pursuant to a reserves appraisal report submitted by government authorized mining engineers, and the mining right is issued upon approval of such appraisal report by the Qujing XiaGuang Geological Engineering Co. Ltd. in Yunnan, China. The amount of coal that can be extracted under the mining right represents the coal tonnage that the Chinese government (the Yunnan Province Municipal Bureau of Land and Resource) has authorized the Company to extract in compliance with the applicable laws and regulations in China.

Under current mining rights for the SuTsong Mine, we are permitted to be extracted from SuTsong mine. These rights, originally for a 50-year term, have approximately 40 years remaining. Under our current production rate at SuTsong, useful life of the mine is approximately 17 years. Coal selling price in Yunnan province is determined on a per ton basis, and is subject to change based on the prevailing market price which is influenced by the State Bureau of Coal Industry of Yunnan.The original owner paid the one-time extraction license fee when it acquired the original mining rights to the mine prior to our acquisition of the SuTsong Mine. We pay the required government taxes for the coal we extract from the SuTsong Mine.

A resource mining permit issued by the Yunnan Province Municipal Bureau of Land and Resource specifies the coordinates of the SuTsong Mine’s mining area and the mine’s designated annual production capacity Coal extracted from SuTsong coal mine is for industrial use. Coal is extracted from SuTsong mine using a fully-mechanized inclined shaft mining method like the one described above for the DaPuAn Mine.

All raw coal extracted from SuTsong mine is loaded and transported by a chain conveyor into crates which are carried out to the surface by an electrical winch. Each crate carries approximately 0.75 metric tons, and approximately 480 crates are carried to the surface during each eight-hour mining shift. Rock is used for floor material with the excess sent to the surface for disposal. Air compressors are provided for underground air tool use. Electrical power is supplied internally from the Company’s own power stations through state-owned power/utility lines, and supplied to the underground work site through a double-circuit cable designed to mitigate and circumvent potential power supply disruptions.

 Normal water inflow into the mine is controlled by a system of ditches, sumps, pumps and drainpipes installed throughout the mine tunnels. The mine’s ventilation system includes an exhaust fan on the surface of the main incline. Auxiliary fans are used as needed. The present mine fan is capable of satisfying ventilation demands of the mining operation.

The SuTsong Mine’s annual production volumes for the years ended April 30, 2009 through April 30, 2011 are as follows:

Fiscal Year Ended April 30,	Annual Production (Tons)
2007	N/A
2008	N/A
2009	83,852
2010	115,623
2011	122,081

The Company did not acquire interests in SuTsong mine until May 1, 2008.  Because the original owner(s) of the mine did not retain annual production information for the mine in respect of 2007 and 2008, we are unable to accurately provide the corresponding annul production numbers.

The extracted coal is shipped via trucks to warehouses located approximately 200 meters from the mine site and processed at our coal-washing facility for washing and sorting. Samples are taken prior to and after the coal-washing process, to analyze and determine coking readiness which is based primarily on coal moisture, ash content, sulfur percentage, and volatile contents. Out of the coal produced at the SuTsong Mine, typically a portion is sold to customers as raw coal, and certain portions as washed coal.  As reported in the Qujing XiaGuang Geological Engineering Co. Ltd. report dated July 2007, the total In-Place Reserve for the SuTsong Mine was 2.136 million tons.

Ping Yi Coal Mine

The Ping Yi Coal Mine is located in Yiche Village, Ping Guan Town, Liu Panshui City, Pan County, Guizhou Province, China. It is an underground coal mine and is accessible by public roads. The map below shows the location of Ping Yi Coal Mine, as well as the DaPing Coal Mine described below, which is also located in Guizhou Province, China.

Prior to our acquisition of a majority controlling interest in the Ping Yi mine, the mine was mainly operated by Mr. Bao Guo Zhang. In January 2010, we acquired majority controlling ownership interest in the resource mining permits and the mining rights to the Ping Yi mine and assumed mining operations.

 The Ping Yi mine, including the mine site and the underlying coal and other minerals, is owned by the Chinese government as a general national policy that the government owns such resources. Accordingly, the amount of coal that the Company can extract from the mine is based on a mining right issued by the Guizhou Province Municipal Bureau of Land and Resource. The mining right is issued pursuant to a reserves appraisal report submitted by government authorized mining engineers, and the mining right is issued upon approval of such appraisal report by the Guizhou Province National Land Resources Survey and Planning Institute in Guizhou Province. The amount of coal that can be extracted under the mining right represents the coal tonnage that the Chinese government (the Guizhou Province Municipal Bureau of Land and Resource) has authorized the Company to extract in compliance with the applicable laws and regulations in China.

 Under current mining rights for the Ping Yi mine, we are permitted to be extracted from Ping Yi mine. These rights are normally about 50 years, which have approximately 40 years remaining. Under our current production rate at Ping Yi, useful life of the mine is approximately 12 years. Coal selling price in Guizhou province is determined on a per ton basis, and is subject to change based on the prevailing market price as influenced by the State Bureau of Coal Industry of Guizhou. The original owner paid the one-time extraction license fee when it acquired the original mining rights to the mine prior to our acquisition of the Ping Yi mine. We pay the required government taxes for the coal we extract from the Ping Yi mine.

 A resource mining permit issued by the Guizhou Province Municipal Bureau of Land and Resource specifies the coordinates of the Ping Yi mine’s mining area and the mine’s designated annual production capacity. The resource mining permit for the Ping Yi mine estimates that the mine’s capacity is 150,000 tons per year based on current mine operating conditions, but we are also in the process of expanding the mine’s capacity to 300,000 tons per year.

 Coal extracted from Ping Yi coal mine is for industrial use. Coal is extracted from Ping Yi mine using a fully-mechanized inclined shaft mining method in which the wellhead and the shaft station in the bottom of the mine are not in the same level and the mine path has an inclined angle with the shaft station of 18 degrees.

All raw coal extracted from the Ping Yi mine is loaded and transported by a chain conveyor into crates which are carried out to the surface by an electrical winch. Each crate carries approximately 0.75 metric tons, and approximately 800 crates are carried to the surface during each eight-hour mining shift. Air compressors are provided for underground air tool use. Electrical power is supplied internally from the Company’s own power stations through state-owned power lines, and supplied to the underground work site through a double-circuit cable designed to mitigate and circumvent potential power supply disruptions.

 Normal water inflow into the mine is controlled by a system of ditches, sumps, pumps and drainpipes installed throughout the mine tunnels. The mine’s ventilation system includes exhaust fans on the surface of the main incline. Auxiliary fans are used as needed. The present fans are capable satisfying ventilation requirements of the mining operation.

The Ping Yi mine’s approximate annual production volumes for the years ended April 30, 2007 through April 30, 2011 are as follows:

Fiscal Year Ended April 30,	Annual Production (Tons)
2007	N/A
2008	N/A
2009	N/A
2010	127,419
2011	245.547

The Company did not acquire interests in Ping Yi mine until November 1, 2009. Because the original owner(s) of the mine did not retain annual production information for the mine in respect of 2007, 2008 and 2009, we are unable to accurately provide the corresponding annul production numbers.

The extracted coal is transported by truck to a warehouse located near the mine site, processed at our coal-washing and sorted. Out of the coal produced at the Ping Yi mine, typically a portion is sold to customers as raw coal, a portion is sold after the washing process as washed fine coal, and a majority of the coal is sold as coking coal. Coking coal is sent to a coking plant to further process it into high valued coke. Coke is a critical material for making of steel.

Da Ping Coal Mine

The Da Ping Coal Mine is located in Shinao Village, Ping Guan Town, Pan County, Liu Panshui City, Guizhou Province, China. It is an underground coal mine and is accessible by public roads. The map above shows the location of the DaPing Coal Mine.

Prior to our acquisition of majority controlling interest of the Da Ping mine, the mine was wholly owned and operated by Mr. Hobin. Effective March 15, 2011, we acquired 60% of the ownership interest in the Da Ping mine (including 60% interest in the corresponding resource mining permits and the mining rights to the Da Ping mine) and assumed mining operations. Under the transfer agreement between the Company and Mr. Hobin effective March 15, 2011, the Da Ping mine and all related assets will be transferred to a newly formed Chinese corporate entity (“DaPing Co., Ltd.”), and 60% of the entity should be owned by the Company and the remaining 40% owned by Mr. Hobin.

The Da Ping mine, including the mine site and the underlying coal and other minerals, is owned by the Chinese government as a general national policy that the government owns such resources. Accordingly, the amount of coal that the Company can extract from the mine is based on a mining right issued by the Guizhou Province Municipal Bureau of Land and Resource. The mining right is issued pursuant to a reserves appraisal report submitted by government authorized mining engineers, and the mining right is issued upon approval of such appraisal report by the Guizhou Province National Land Resources Survey and Planning Institute in Guizhou Province. The amount of coal that can be extracted under the mining right represents the coal tonnage that the Chinese government (the Guizhou Province Municipal Bureau of Land and Resource) has authorized the Company to extract in compliance with the applicable laws and regulations in China.

 Under current mining rights for the Da Ping mine, we are permitted to be extracted from Da Ping mine. These rights normally continue for a period of approximately 50 years, which have approximately 40 years remaining. Under our current production rate at Da Ping, useful life of the mine is approximately 29 years, with approval of a new license.  Coal selling price in Guizhou province is determined on a per ton basis, and is subject to change based on the prevailing market price as influenced by the State Bureau of Coal Industry of Guizhou. The original owner paid the one-time extraction license fee when it acquired the original mining rights to the mine prior to our acquisition of the Da Ping mine. We pay the required government taxes for the coal we extract from the Da Ping mine.

 A resource mining permit issued by the Guizhou Province Municipal Bureau of Land and Resource specifies the coordinates of the Da Ping mine’s mining area and the mine’s designated annual production capacity. The resource mining permit for the Da Ping mine estimates that the mine’s capacity is 150,000 tons per year based on current mine operating conditions, but we are also in the process of expanding the mine’s capacity to 300,000 tons per year.

Coal extracted from Da Ping coal mine is for industrial use.  The Da Ping mine’s approximate annual production volumes for the years ended April 30, 2007 through April 30, 2011 are as follows:

Fiscal Year Ended April 30,	Annual Production (Tons)
2007	N/A
2008	N/A
2009	N/A
2010	N/A
2011	N/A

The Company did not acquire interests in Da Ping mine until March 24, 2011.  Because the original owner(s) of the mine did not retain annual production information, we are unable to accurately provide the corresponding annul production numbers.

TianRi Mine

TianRi Mine has an estimated reserve of 53 million tons of coal, but as of July 2011, the Company has not developed the mine because it believes that, under the current coal market condition in Yunnan and Guizhou provinces, it is more cost effective to focus on acquiring existing mines with full production capability than developing a new mine, such as the TianRi mine. In addition of taking advantage of the current coal consolidation policy in Guizhou, we are also reviewing various alternatives and options in respect of the mine.

Additional Coal Ming Opportunities

As a part of its growth strategy, the Company from time to time acquires additional coal mines to increase its mining capacity.  Recently, the Company has entered into some Memorandums of Understanding in respect of potential acquisition of additional coal mines in Guizhou province.

Coal Wholesale Operations

In addition to coal mining, we also engage in coal trading and wholesale through two subsidiaries: o KMC, and Tai Fung.  Depending on market conditions, KMC may broker coal from small independent mine operators in its surrounding areas who may lack the means to transport coal from their mine sites or are otherwise unable to sell their coal due the size of their operations. KMC has two large coal storage facilities for its consolidation and wholesale operations with railroad loading access. For the year ended April 30, 2011, KMC acquired approximately 110,000 tons of coal from these small mines to trade. Tai Fung was formed in March 2011 and we expect that it will consolidate and enhance our trading/wholesale/distribution capability in China.

Coal Washing Operations

Coal washing involves crushing coal and washing out soluble sulfur compounds with water or other solvents. This procedure eliminates impurities in the coal and improves its quality and increases its value. Each ton of washed coal requires the input of approximately 1.4 tons of raw coal. Approximately 50% of washed coal qualifies as coking coal because it meets certain chemical requirements and can be processed into highly-valued coke, which is a critical material for making steel. The coal washing process eliminates impurities in the coal, and thus improves the quality of the coal and increases the value of the coal products. Test samples are taken prior to and after the coal-washing process, to analyze and determine efficiency of the washing process, and to determine if coal is suitable as coking coal, based primarily on moisture, ash content, and sulfur percentage.

We own three washing facilities with an aggregate annual coal-washing capacity of approximately 1,200,000 tons. The facility at Hong Xing washes coal mainly for third parties (i.e., non-affiliates to the Company.)  The facility at the Ping Yi mine washes coal from both third parties as well as coal from the Ping Yi mine. The facility at the DaPuAn Coal mine only washes coal from the DaPuAn mine.

 Coal washing produces two byproducts.  One byproduct in China is commonly known as “medium coal”, which is coal that does not have sufficient thermal value for coking.  Such coal is typically mixed with raw coal or coal slurries, and the mix is sold for home and industrial heating purposes.  The other byproduct is coal slurries (or coal slime), which are the castoffs and debris from the washing process. Coal slurries can be used as a fuel with low thermal value, and are sold “as is” or mixed with medium coal.

Coke Manufacturing Operations

Coke is a hardened, solid carbonaceous residue derived from baking low-ash, low-sulfur bituminous coal in an oven without oxygen at high temperatures so that the fixed carbon and residual ash are fused together while volatile constituents of the coal such as water, coal-gas, and coal-tar are driven off. We produce metallurgical coke.

Metallurgical coke is primarily used for steel manufacturing. China has exacting national standards for coke, based upon a variety of metrics, including most importantly, ash content, volatility, caking qualities, sulfur content, mechanical strength and abrasive resistance. Typically, metallurgical coke must have more than 80% fixed carbon, less than 15% ash content, less than 0.8% sulfur content and less than 1.9% volatile matter. According to national standards, metallurgical coke is classified into three grades – Grade I, Grade II and Grade III, with Grade I being the highest quality, and chemical coke is its separate grade. Generally, customers do not provide specifications for coke. However, we occasionally make requested adjustments, for instance to moisture content, as requested by customers from time to time. The amount of each type of coke that our coking facility produces is based on market demands, although historically its customers have only required Grade II and III metallurgical coke.

Effective November 1, 2009, we acquired the ZoneLin coking operation, which has the capacity to produce 150,000 tons of coke annually.  Coal is sent to a coal blending room where it is crushed and blended to achieve an optimal coking blend. Samples are taken from the coal blend and tested for moisture, chemical composition and other properties. The crushed and blended coal is transported by conveyor to a coal bin to be fed into the waiting oven below. After processing through the three temperature-controlled ovens at temperature of 1200°C (2,192 °F), hot coke is pushed out of the oven chamber onto a waiting coke cart, transported to an adjacent quench tower where it is cooled with water spray, and hauled to a platform area to be air-dried. Coke samples are taken at several stages during the process and analyzed in the company’s testing facility, and data is recorded daily and kept by technicians. After drying, the coke is sorted according to size to meet customer requirements.  In the traditional coking process, small amounts of coking gas are emitted into air. Our coking facility has equipment to capture the emitted gas, and to recycle the gas emission into benzene and other byproducts in compliance with the Chinese environmental standards and requirements.

We plan to use a substantial portion of the metallurgic coke-quality coal extracted from the DaPuAn, the SuTsong and the Ping Yi mines for coke production. If the amount of coal supplied by these mines is not sufficient for our full coke production capacity, however, then we will also purchase suitable coal from third parties to meet the needs of our coking plant.

Customers

All our customers are located in the Yunnan and Guizhou provinces of China and are primarily in the steel industry (for metallurgical coke, which is one of the two critical materials for steel making) and the electrical/utility industry (where heating coal is used to produce steams for electricity generation). In addition, there are cement factories that purchase our coal for cement making. For the fiscal year ended April 30, 2011, we had one significant customer that represented approximately 13% of our total coal sales, and 25% of accounts receivable.

Distribution

During the year ended April 30, 2011, we sold approximately 87% of our coal through direct sales and approximately 13% through third-party wholesalers. The amount sold through third-party wholesalers decreased significantly in the year ended April 30, 2011.  And all such sales were made in the ordinary course of business.

Our direct sales force consists of approximately 150 full and part time employees who market directly to our customers, who are mostly end users of coal with long-term sales agreements. While individual spot sales might be made to a customer if we have adequate capacity at the time, most of our sales are pursuant to agreements which are signed for two- to four-year terms, with monthly adjustments on pricing. Our customers are primarily located in the Yunnan and Guizhou Provinces, and are accessible by rail lines, which is the most cost effective method for coal transport and which represents the primary means of transporting coal products to our customers.

Competitors

The development of coal industry in China is influenced by the larger number of small scale enterprises and the wide geographical distribution of coal reserves and a result there are currently relatively few large-scale coal production enterprises in China.  We compete with coal and coke producers in the southern regions of China.  In the Yunnan and Guizhou Provinces where we principally operate, there are other coal mines and wholesaling, coking and washing operations which directly compete with us. Competitive factors include geographic location, coal quality and reliability of deliveries.  Some of our competitors may have greater financial, marketing, distribution or/and technological resources than we have, and they may have more well-known brand names in the market.

Suppliers

The primary materials used in our coal mining and processing operations are: (i) steel and logs to support underground tunnels for the mining operations; (ii) cement for the construction of underground tunnels; and (iii) water used in our coal washing and coking production process. We procure logs, steel and cement principally from local suppliers often on annual contracts. Water is procured primarily from our own water drilling. The ultimate price of materials is set at market rates or determined through negotiation. We believe that we have well-established, cooperative relationships with our suppliers, enabling us to secure reliable supplies of the materials required in our production process. We believe that a number of alternative suppliers exist for the key materials required for our coal operations, and there is no shortage of supplier to choose from.  For the year ended April 30, 2011, we had one major supplier provided over 10% (approximately $12.9 million) of our total purchases. The corresponding accounts payable has been paid in full.

We use electricity in our operations from both local power companies and our own power facilities. Electricity prices in China are regulated by the government. Total electricity costs are not materially significant to our operations.

Government Regulation

General.

Currently, all of our coal mining operations are conducted in the PRC and are subject to various PRC government regulations. The following is a summary of the principal governmental laws and regulations that are or may be applicable to our operations in China. The scope and enforcement of many of the laws and regulations in PRC described below are uncertain. We cannot predict the effect of further developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement of laws.

The mining industry, including coal exploration, mining, coal washing and coal coking activities, is highly regulated in China. Any company that wishes to enter into the coal business in PRC is required to obtain a coal license. Regulations issued or implemented by the State Council of PRC, the Ministry of Land and Resources, local environmental agencies and other government authorities cover many aspects of coal exploration, and coal mining. Chinese government regulations also monitor the scope of permissible business, shipment of coal, tariff policy and foreign investment allowed in PRC.

The principal regulations governing the mining business in China include, without limitation:

  China Coal Law, which regulates coal mining enterprises and their activities including addressing mining safety issues.
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
  Foreign Exchange Controls. The principal regulations governing foreign exchange in China are the Foreign Exchange Control Regulations (1996) and the Administration of Settlement, Sale and Payment of Foreign Exchange Regulations (1996), (“the Foreign Exchange Regulations”). Under the Foreign Exchange Regulations, Renminbi (“RMB”) is freely convertible into foreign currency for current account items, including the distribution of dividends. Conversion of RMB for capital account items, such as direct investment, loans and security investment, however, is still subject to the approval of the State Administration of Foreign Exchange (“SAFE”). Under the Foreign Exchange Regulations, foreign-invested enterprises are required to open and maintain separate foreign exchange accounts for capital account items. In addition, foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from SAFE.

Our operating subsidiaries in China have been approved by land and resources departments of local governments. Chinese regulations require that mining enterprises procure an exploration or mining license from the land and resource department of local governments before they can carry out exploration or mining activities. This license requires that an enterprise follow proper procedures in its own exploring or mining activities and in selling its products to customers. We have secured or are in the process of securing the necessary exploration or mining licenses from local governments.

Chinese regulations also require that a mining company must have a safety certification from China’s Administration of Work Safety before it can engage in mining and extracting activities. We have secured or are in the process of securing the necessary safety certifications from the Administration of Work Safety of local governments. Our mining operations have been granted an environmental certification from China Bureau of Environmental Protection.

China’sTwelfth Five-Year Plan; Guizhou Province’s Coal-Mine Consolidation Policy.

In March 2011, China’s National People’s Congress approved the nation’s twelfth “Five-Year Plan” (the “Plan”) which provides macro-level guidance in China with respect to national social and economic growth/development direction in the coming five years.  In the Plan, the importance of consolidating smaller coal mines into bigger coal related business enterprises via merger and acquisition tools was specifically mentioned.

In line with the implementation/spirit of the Plan, the Guizhou province of China (in which the Company operates two of its four coal mines) on April 15, 2011 issued a provincial-level notice/order (the “Guizhou Consolidation Policy”) that set forth the following key points, among others—by the end of year 2013: (i) the total number of coal-mine related business enterprises in the Guizhou province (“Guizhou Coal Enterprise”) shall be limited to no more than 200; (ii) each Guizhou Coal Enterprise in Gui Yang City of Guizhou province shall reach at least the capacity to produce One Million (1,000,000) tons of coal per year; (iii) each Guizhou Coal Enterprise in Liu Pan Shu City of Guizhou province shall reach at least the capacity to produce Two Million (2,000,000) tons of coal per year; (iv) for certain coal mines, the mechanization level for coal-mine development and coal mining shall reach respectively, 70% and 45% (by the end of year 2015, 80% and 55% respectively.)

      While the Guizhou Consolidation Policy has left open questions and uncertainties, it’s quite clear that owners of smaller coal mines in the Guizhou province will face significant pressure in the next few years to sell their mines to bigger coal-related business enterprises in the province.  Therefore, we believe that the Guizhou Consolidation Policy has presented to the Company certain business opportunities that do not exist before.

Employees

We currently have approximately 1600 employees, of which approximately 1,000 are mine workers, approximately 200 are coking plan workers, and approximately 400 are employed in administration or executive capacity. Our mining and coking operations run two or three shifts per day with each shift equivalent to eight hours.  We have written contracts with all of our employees in China as required by the employment law of China.  We believe we have good relationship with our employees.

Intellectual Property and Licenses

We currently have no material patents, trademarks, in-bound licenses, franchises or concessions other than the various required coal operating licenses issued by the Chinese government to operate coal mines, coal wholesaling, coal washing and coal coking operations as described above.

Research and Development

In fiscal years ended April 30, 2011, 2010 and 2009, we did not incur any material expenditure on research and development activities.

Available Information

We make publicly available free of charge, either on our Company website (www.llenergyinc.com) or via a web link to the U.S. Securities and Exchange Commission (“SEC”) website, our periodic reports (e.g., Form 10-K and Form 10-Q), our current reports (e.g., Form 8-K), our proxy statements, and any amendments thereof, as soon as reasonably practicable after we electronically or otherwise file such material with the SEC.  Please note that those information contained on our website is not a part of this annual report on Form 10-K and information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 (as amended) or the Exchange Act of 1934 (as amended).

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

RISK FACTORS

Risks Relating to the Company and Our Business

Our business and results of operations depend on the volatile People’s Republic of China domestic coal markets.

Substantially all of our coal business is conducted in the People’s Republic of China (“PRC” or “China”), and as a result, our business and operating results depend on the domestic supply and demand for coal and coal products in China. The domestic coal markets are cyclical and have historically experienced pricing volatility, which reflects, among other factors, the conditions of the PRC and global economies and demand fluctuations in key industries that have high coal consumption, such as the power generation and steel industries. Difficult economic conditions in recent periods have resulted in lower coal prices, which in turn negatively affect our operational and financial performance. For example, after reaching record high levels in 2008, the price of domestic coal in China fell in 2009 due to weakening demand as a result of the global economic downturn. The domestic and international coal markets are affected by supply and demand. The demand for coal is primarily affected by the global economy and the performance of power generation, chemical, metallurgy and construction materials industries. The availability and prices of alternative sources of energy, such as natural gas, oil, hydropower, solar and nuclear power also affect the demand for coal. The supply of coal, on the other hand, is primarily affected by the geographical location of coal reserves, the transportation capacity of coal transportation railways, the volume of domestic and international coal supplies and the type, quality and price of competitors’ coal. A significant rise in global coal supply or a reduction in coal demand may have an adverse effect on coal prices, which in turn, may reduce our profitability and adversely affect our business and results of operations.

Our mining operations are inherently subject to changing conditions that could adversely affect our profitability.

Our coal operations are inherently subject to changing conditions that can adversely affect our levels of production and production costs for varying lengths of time and can result in decreases in profitability. We are exposed to commodity price risk related to the purchase of diesel fuel, wood, explosives and steel. In addition, weather and natural disasters (such as earthquakes, landslides, flooding, and other similar occurrences), unexpected maintenance problems, key equipment failures, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials, variations in rock and other natural materials and variations in geological conditions can be expected in the future to have, a significant impact on our operating results. Prolonged disruption of production at the mine would result in a decrease in our revenues and profitability, which could be material. Other factors affecting the production and sale of our coal and coke that could result in decreases in our profitability include:

  sustained high pricing environment for raw materials, including, among other things, diesel fuel, explosives and steel;
  changes in the laws and/or regulations that we are subject to, including permitting, safety, labor and environmental requirements;
  labor shortages; and
  changes in the coal markets and general economic conditions.

Our results of operations depend on our ability to acquire new coal mines and other coal-related businesses.

The recoverable coal reserves in mines decline as coal is extracted from them. In addition, the coal related business in China is heavily regulated by the PRC government, which, among other things, imposes limits on the amount of coal that may be extracted. As a result, our ability to significantly increase our production capacity at existing mines is limited, and our ability to increase our coal production will depend on acquiring new mines. Our existing mines are the DaPuAn, SuTsong, Ping Yi and Da Ping coal mines.

Our ability to acquire new coal mines and to expand production capacity in China and to procure related licenses and permits is subject to approval of the PRC government (including local governments.) Delays in securing or failure to secure relevant PRC government approvals, licenses or permits, as well as any adverse change in government policies, may hinder our expansion plans, which may materially and adversely affect our profitability and growth prospects. We cannot assure you that our future acquisitions, expansions, or investments will be successful.

Furthermore, we cannot assure you that we will be able to identify suitable acquisition targets or acquire these targets on competitive terms and in a timely manner. We may not be able to successfully develop new coal mines or expand our existing ones in accordance with our development plans or at all. We may also fail to acquire or develop additional coal washing and coking facilities in the future. Failure to successfully acquire suitable targets on competitive terms, develop new coal mines or expand our existing coal mines and other coal related operations could have an adverse effect on our competitiveness and growth prospects. Further, the benefits of an acquisition may take considerable time and other resources to develop and we cannot assure investors that any particular acquisition or joint venture will produce the intended benefits. Moreover, the identification and completion of these transactions may require us to expend significant management time and effort and other resources.

If we fail to obtain additional financing we will be unable to execute our business plan.

As we continue to expand our business, we require capital infusions from the capital market. Under our current business strategy, our ability to grow will depend on the availability of additional funds, suitable acquisition targets at an acceptable cost, and working capital. Our ability to compete effectively, to reach agreements with acquisition targets on commercially reasonable terms, to secure critical financing and to attract professional managers is critical to our success. We will require additional funds to complete recent acquisitions, as well as to make future acquisitions, continue improving our current coal mines and other coal processing facilities, and to obtain regulatory approvals for our operations. We intend to seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources. However, there are no assurances that future funding will be available on favorable terms or at all. If additional funding is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary. The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

Coal reserve estimates may not be indicative of reserves that we actually recover.

The coal reserves disclosed for the mines from which we have the right to extract coal are the estimated quantities (based on applicable reporting regulations) that under present and anticipated conditions have the potential to be economically mined and processed. However, the amount of coal that we may extract from a given mine is limited by the mining rights granted to us by local governmental authorities. In addition, there are numerous uncertainties inherent in estimating quantities of coal reserves and in projecting potential future rates of coal production including many factors beyond our control. Reserve engineering is a subjective process of estimating underground deposits of reserves that cannot be measured in an exact manner and the accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Estimates of different engineers may vary (e.g., in coal grade and reserve quantity) and results of our mining/drilling and production subsequent to the date of an estimate may justify revision of estimates. Reserve estimates may require revision based on actual production experience and other factors. In addition, several factors including the market price of coal, reduced recovery rates or increased production costs due to inflation or other factors may render certain estimated proved and probable coal reserves uneconomical to exploit and may ultimately result in a restatement of reserves. This may have a material adverse effect on our business, operating results, cash flows and financial condition.

U.S.-listed companies with substantial business operations in China have recently become subject to increased scrutiny, criticism and negative publicity.

Since 2010, a number of U.S. publicly-listed companies with substantial operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission (“SEC”) resulting in loss of share value. Much of the scrutiny and negative publicity has centered around accounting weaknesses, inadequate corporate governance and, in some cases, allegations of fraud. As a result of such scrutiny and negative publicity, the stock prices of most U.S. publicly-listed reverse merger companies and other public companies with operations in China have sharply decreased in recent months.

Our industry is heavily regulated and we may not be able to remain in compliance with all such regulations and we may be required to incur substantial costs in complying with such regulation.

We are subject to extensive regulation by China’s Mining Ministry and by other provincial, county and local authorities in jurisdictions in which our products are processed or sold, regarding the processing, storage, and distribution of our product. Our processing facilities are subject to periodic inspection by national, province, county and local authorities. We may not be able to comply with current laws and regulations, or any future laws and regulations. To the extent that new regulations are adopted, we will be required to adjust our activities in order to comply with such regulations. We may be required to incur substantial costs in order to comply. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material and adverse effect on our business, operations and finances. Changes in applicable laws and regulations may also have a negative impact on our sales.

Government regulation of our operations imposes additional costs on us, and future regulations could increase those costs or limit our ability to mine, crush, clean, process and sell coal. China’s central, provincial and local authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. We are required to prepare and present to China’s central, provincial and local authorities data pertaining to the effect or impact that any proposed processing of coal may have upon the environment. The costs, liabilities and requirements associated with these regulations may be costly and time-consuming and may delay commencement, expansion or continuation of our coal processing operations. The possibility exists that new legislation and/or regulations and orders may be adopted that may materially and adversely affect our operations, our cost structure and/or our customers’ ability to use coal. New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us and our customers to change operations significantly or incur increased costs. Certain sales agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use. These factors and legislation, if enacted, could have a material adverse effect on our financial condition and results of operations.

Our business operations and financial results may be adversely affected by present or future environmental regulations, coal industry standards and safety requirements, including recent mine shut downs.

As a producer of coal products in China, we are subject to significant, extensive and increasingly stringent environmental protection laws, governmental regulations on coal standards and safety requirements. These laws and regulations, among other things:

•         impose fees for the discharge of waste substances and pollutants;

•         require the establishment of reserves for reclamation and rehabilitation;

•         impose fines for serious environmental offenses; and

•         authorize the PRC government, at its discretion, to close any facility that it determines has failed to comply with environmental regulations, operating standards, and suspend any coal operations that cause excessive environmental damage.

Some of our operations are based on traditional, old coal extraction and processing techniques, which are popular in China, and which produce waste water, gas emissions and solid waste materials. The PRC government has tightened enforcement of applicable laws and regulations and adopted more stringent environmental and operational standards. We believe that our coal mining, washing and coking operations comply in all material respects with existing Chinese environmental and safety standards. However, our Ping Yi mine was recently subject to what we believe was a county-wide shut down and safety inspection of coal mines in by the Pan County government. It is unclear at this time when or if operations will be resumed at this mine. If we are unable to resume operations in a timely manner, our results of operations will be harmed.

In addition, our budgeted amount for environmental and safety regulatory compliance may not be sufficient, and we may need to allocate additional funds for this purpose. If we fail to comply with current or future environmental and safety laws and regulations, we may be required to pay penalties or fines or take corrective actions, any of which may have a material adverse effect on our business operations and financial condition. China is a signatory to the 1992 United Nations Framework Convention on Climate Change and the 1997 Kyoto Protocol, which are intended to limit greenhouse gas emissions. On March 14, 2011, the PRC government approved the Twelfth Five-Year Plan for National Economic and Social Development, which sets goals to decrease the amount of energy consumed per unit of GDP by 16% from 2010 levels, cap energy use at 4 billion tons of coal equivalents by 2015 and reduce the carbon emissions by 17% from 2010 levels by 2015. Efforts to reduce energy consumption, use low-carbon coal, and control greenhouse gas emissions could materially reduce coal consumption, which would adversely affect our revenue and our business.

We depend on key persons and the loss of any key person could adversely affect our operations.

The future success of our investments in China is dependent on our management team, including Mr. Dickson V. Lee, our Chairman and Chief Executive Officer, and our professional team and advisors. If one or more of our key personnel are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and we may incur additional expenses to recruit and train new personnel. The loss of our key personnel could severely disrupt our business and its financial condition and results of operations could be materially and adversely affected. Furthermore, since the industries we invest in are characterized by high demand and intense competition for talent, we may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future. We cannot assure investors that we will be able to attract or retain the key personnel needed to achieve our business objectives. While Mr. Dickson V. Lee is covered by a one-year term accident insurance policy in China, which is paid for by the Company, we currently do not maintain “key person” life insurance coverage for any of our officers.

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

We operate coal mines and related facilities that may be affected by water, gas, fire or structural problems and earthquakes. As a result, we, like other companies operating coal mines, have experienced accidents that have caused property damage and personal injuries. Although we continuously reviews our existing operational standards, including insurance coverage and have implemented safety measures, fire training at our mining operations and provided on-the-job training for our employees and workers, there can be no assurance that industry-related accidents, earthquakes or other disasters will not occur in the future. The insurance industry in China is still in its development stage, and Chinese insurance companies offer only limited business insurance products. We currently only have work-related injury insurance for our employees at the DaPuAn, SuTsong, Ping Yi and Da Ping mines and limited accident insurance for staff and miners working in China. Any uninsured losses and liabilities incurred by us could have a material adverse effect on our financial condition and results of operations.

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

Unlike land in the United States, much of which is owned by private individuals, the land and underlying minerals in China belongs to the PRC government and is only leased to lessees such as us on a long-term basis, ranging from 40 to 70 years. Further, coal reserves are owned by the PRC government, which issues mining licenses and exclusive mining rights for a particular mine to a mining operator on a long term basis (normally 50 years). This license allows the mining operators to operate and extract coal from the mine. Thus, coal mining licenses are the exclusive evidence of approval of a coal mine’s mining rights by the PRC government. The government charges all mining operators an upfront fee plus a surcharge ranging from 2%-3% of the value of the coal excavated from the ground. There can be no assurances that we will be able to obtain additional mining licenses (including licenses to expand our production capacity at our existing mines) and rights for additional mines or to maintain such licenses for our existing operations. The loss or failure to obtain or maintain these licenses in full force and effect will have a material adverse impact on our ability to conduct our business and on our financial condition.

Furthermore, the coal industry in China is heavily regulated by the government for safety and operational reasons. Several licenses and permits are required in order to operate a coal mine. These licenses and permits, once issued, are reviewed typically once a year. Failure to comply with such regulations could result in fines or temporary or permanent shutdowns of our mining operations, which would adversely impact our business and results of operations.

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

As with all underground coal mining companies, our operations are affected by mining conditions such as a deterioration in the quality or thickness of faults and/or coal seams, pressure in mine openings, presence of gas and/or water inflow and propensity for spontaneous combustion, as well as operational risks associated with industrial or engineering activity, such as mechanical breakdowns. Although we have conducted geological investigations to evaluate such mining conditions and adapt our mining plans to address them, there can be no assurance that the occurrence of any adverse mining conditions would not result in an increase in our costs of production, a reduction of our coal output or the temporary suspension of our operations.

Underground mining is also subject to certain risks such as methane outbursts and accidents caused by roof weakness and ground-falls. There can be no assurance that the occurrence of such events or conditions would not have a material adverse impact on our business and results of operations.

We have not maintained sufficient documentation of our internal control over financial reporting for the year ended April 30, 2010 and 2011,, and have identified material weaknesses in our system of internal controls relating to the same.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its Annual Report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2010 and 2011 concluded that we did not maintain effective controls over the process of ensuring timely preparation of our financial reporting as of and for the fiscal years ended April 30, 2010 and 2011. In addition, our auditor, Kabani & Co. Inc., identified material weaknesses in our system of internal controls relating to the same. During the last two fiscal years, we have taken several steps to improve our internal control procedures, including adding additional internal and external resources. Until we are able to ensure the effectiveness of our internal controls, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in a timely and reliable manner. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act. We also expect these developments will make it more difficult and more expensive for us to attract and retain additional members to the board of directors (both independent and non-independent), and additional executives.

Risks Related to Doing Business in China

Our Chinese operations pose certain risks because of the evolving state of the Chinese economy and Chinese political, legislative and regulatory systems. Changes in the interpretations of existing laws and the enactment of new laws may negatively impact our business and results of operation.

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

There are substantial uncertainties regarding the application of Chinese laws, especially with respect to existing and future foreign investments in China. Despite China having its own securities laws and regulators, the Chinese legal system is in a developmental stage and has historically not enforced its Chinese securities law as rigidly as their U.S. counterparts. The interpretation and application of existing Chinese laws, regulations and policies, and the stated positions of the Chinese authorities may change and possible new laws, regulations or policies will impact our business and operations. Because of the evolving nature of the law, it will be difficult for us to manage and plan for changes that may arise. China’s judiciary is relatively inexperienced in enforcing corporate and commercial law, resulting in significant uncertainty as to the outcome of any litigation in China. Consequently, there is a risk that should a dispute arise between us and any party with whom we have entered into a material agreement in China, we may be unable to enforce such agreements under the Chinese legal system. Chinese law will govern almost all of our acquisition agreements, many of which may also require the approval of Chinese government agencies. Thus, we cannot assure investors that we will be able to enforce any of our material agreements or that remedies will be available outside China.

Our business is and will continue to be subject to central, provincial, local and municipal regulation and licensing in China. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process. Compliance with foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits and taxation will increase the risk of investing in our securities.

        On April 15, 2011, the Guizhou province of China, in which the Company operates two of its four coal mines, issued a provincial-level notice/order (the “Guizhou Consolidation Policy”) that set forth the following key requirements, among others—by the end of 2013: (i) the total number of coal-mine related business enterprises in the Guizhou province (“Guizhou Coal Enterprise”) shall be limited to no more than 200; (ii) each Guizhou Coal Enterprise in Gui Yang City of Guizhou province shall reach at least the capacity to produce One Million (1,000,000) tons of coal per year; (iii) each Guizhou Coal Enterprise in Liu Pan Shu City of Guizhou province shall reach at least the capacity to produce Two Million (2,000,000) tons of coal per year; (iv) for certain coal mines, the mechanization level for coal-mine development and coal mining shall reach, respectively, 70% and 45% (by the end of 2015, 80% and 55% respectively.)  While the Guizhou Consolidation Policy has opened the door for the Company to acquire/consolidate additional smaller coal mines in the Guizhou province at faster speed and at attractive prices, the Company is also aware that the Company’s current coal-production capacity and mechanization level have not met the requirements set forth in the Guizhou Consolidation Policy, but we intend to work diligently to meet the requirements in the policy by the end of 2013.

Restrictions on Chinese currency may limit our ability to obtain operating capital and could restrict our ability to move funds out of China.

The Chinese currency, the Renminbi (RMB), is not a freely convertible currency, which could limit our ability to obtain sufficient foreign currency to support our business operations and could impair the ability of our Chinese subsidiaries to pay dividends or other distributions to us. We rely on the Chinese government’s foreign currency conversion policies, which may change at any time, in regard to our currency exchange needs. We currently receive all of our revenues in Renminbi, which is not freely convertible into other foreign currencies. In China, the government has control over Renminbi reserves through, among other things, direct regulation of the conversion of Renminbi into other foreign currencies and restrictions on foreign imports. Although foreign currencies which are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. Current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the Chinese State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government. This type of heavy regulation by the Chinese government of foreign currency exchange restricts certain of our business operations and a change in any of these government policies, or any other, could further negatively impact our operations.

Our ownership structure is subject to regulatory controls by the PRC government, including approvals and timely payments in connection with our acquisitions. Failure to obtain such approvals or to timely remit required payments may cause the unwinding of our acquisitions.

On October 21, 2005, the PRC State Administration of Foreign Exchange (“SAFE”) issued a circular (“Circular 75”), effective November 1, 2005, which repealed Circular 11 and Circular 29, which previously required Chinese residents to seek approval from SAFE before establishing any control of a foreign company or transfer of China-based assets or equity for the shares of the foreign company. SAFE also issued a news release about the issuance of Circular 75 to make it clear that China’s national policies encourage the efforts by Chinese private companies and high technology companies to obtain offshore financing. Circular 75 confirmed that the uses of offshore special purpose vehicles (“SPV”) as holding companies for PRC investments are permitted as long as proper foreign exchange registrations are made with SAFE. As China continues to develop its legal system, additional legal, administrative, and regulatory rules and regulations may be enacted, and we may become subject to the additional rules and regulation applicable to the our Chinese subsidiaries.

Our Chinese subsidiaries, Kunming Biaoyu Industrial Boiler Co., Ltd. (“KMC”) and L&L Yunnan Tianneng Industry Co. Ltd. (“TNI”), have been registered as American subsidiaries, and all required capital contributions have been made into them. We own our equity ownership interest in the DaPuAn and SuTsong Mines through a nominee who is a Chinese citizen that holds our equity ownership in trust for our benefit under an agency agreement executed in April 2008, and we refer to the operations as “L & L Coal Partners” Because this equity will be held by a nominee, no SAFE approval is necessary for it. We believe that Circular 75 and other related Circulars or regulations may likely be further clarified by SAFE, in writing or through oral comments by officials from SAFE, or through implementation by SAFE in connection with actual transactions. However, if we to obtain the required PRC government approvals for our acquisitions or fail to remit all of the required payments for acquisitions, such acquisitions may be deemed void or unwound. Should this occur, we may seek to acquire the equity interest of our subsidiaries through other means, although no assurance can be given that we will be able to do so, nor can we assure that we will be successful if we do.

We may have to incur unanticipated costs because of the unpredictability of the Chinese legal system.

The Chinese legal system has many uncertainties. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, Chinese legislation and regulations have enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

It will be difficult for any shareholder to commence a legal action against our executives. Most of our assets are located in China.

Because our directors and officer(s) reside both within and outside of the United States, it may be difficult for an investor to enforce his or her rights against them or to enforce United States court judgments against them if they live outside the United States. Most of our assets are located outside of the United States in China. Additionally, we plan to continue acquiring other energy-related entities in China in the future. It may therefore be difficult for investors in the United States to enforce their legal rights, to effect service of process upon us or our directors or officers, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on us or our directors and officers under federal securities laws. Moreover, China currently does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgments of courts.

We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities.

Effective July 21, 2005, The People’s Bank of China announced that the Renminbi (RMB) exchange rate regime changed from a fixed rate of exchange based upon the U.S. dollar to a managed floating exchange rate regime based upon market supply and demand of a basket of currencies. On July 26, 2005, the exchange rate against the Renminbi was adjusted to 8.11 Renminbi per U.S. dollar from 8.28 Renminbi per U.S. dollar, which represents an adjustment of approximately two percent. As of July 22, 2011, the Renminbi appreciated to approximately RMB 6.45 per U.S. Dollar. It is expected that the revaluation of the Renminbi and the exchange rate of the Renminbi may continue to change in the future. Fluctuations in the exchange rate between the RMB and the United States dollar could adversely affect our operating results. Results of our business operations are translated at average exchange rates into United States Dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. We do not use hedging techniques to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock prices.

New governmental regulation relating to greenhouse gas emissions may subject us to significant new costs and restrictions on our operations.

         Climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. There are bills pending in Congress that would regulate greenhouse gas emissions. While US regulations are not applicable in China, China has agreed to reduce greenhouse gas emissions per unit of GDP which may reduce the rate of growth in coal consumption in China. Additionally as China begins to implement more stringent environmental and safety regulations our mining and operational costs may increase.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

The market price of our stock may be volatile.

The market price of our stock may be volatile and subject to wide fluctuations in response to factors including the following:

  actual or anticipated fluctuations in our quarterly operating results;
  changes in financial estimates by securities research analysts;
  conditions in coal energy markets;
  changes in the economic performance or market valuations of other coal energy companies;
  announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;
  addition or departure of key personnel;
  fluctuations of exchange rates between RMB and the U.S. dollar; and
  general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

Our corporate actions are substantially influenced by our principal stockholders and affiliated entities.

Members of our management and their affiliated entities own or have the beneficial ownership right to approximately 30% of our outstanding common shares, representing approximately 30% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

We have the right to issue additional common stock and preferred stock without the consent of our stockholders. If we issue additional shares in the future, this may result in dilution to our existing stockholders and could decrease the value of your shares.

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

 Our business strategy calls for strategic acquisitions of additional coal mines and other coal-related businesses. It is anticipated that future acquisitions will require cash and issuances of our capital stock, including our common stock, warrants, preferred shares or convertible bonds in the future. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing from either the public sector, or private financing. Equity financing would result in dilution for our stockholders. Stock issuances and equity financing, if obtained, may not be on terms favorable to us, and could result in dilution to our stockholders at the time(s) of these stock issuances and equity financings.

 Our authorized preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock allows our board of directors to divide the preferred stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. This authorized preferred stock allows our board of directors to hinder or discourage an attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. In addition, the market price of our common stock could be materially and adversely affected by the existence of the preferred stock.

Certain SEC rules and FINRA sales practices may limit a stockholder’s ability to buy and sell and our stock, which could adversely affect the price of our common stock.

   The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If the trading price of our common stock falls below $5.00 per share, the open-market trading of our common stock is subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

            In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Stockholders should have no expectation of any dividends.

The holders of our common stock are entitled to receive dividends only when, as and if declared by the board of directors out of funds legally available therefore. To date, we have not declared nor paid any cash dividends. Our board of directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

Item 1B. Unresolved Staff Comments.

The Company has outstanding unresolved comments from the SEC from a letter it received during the first quarter of 2011 relating to its Registration Statement on Form S-1 filed with the SEC on January 3, 2011, its Form 10-K for the fiscal year ended April 30, 2010 and its Form 10-Q for the fiscal quarter ended October 31, 2010.

Item 2. Properties.

         Our U.S. headquarters are located in Seattle, Washington, consisting of approximately 7,508 square feet under a least that expires in July 2012. Our China headquarters are located in an office property that we own in Kinming City, China, consisting of approximately 8,600 square feet.  We also lease or own additional office spaces throughout China, in Guiyang City, Shenzhen City, Guangzhou City, Beijing, and in Taipaei, Taiwan, which mainly accommodate our sales and marketing personnel.

For a description of the properties used in our coal mining operations, please see Item 1. Business – Our Operations – Coal Mining Operations.

Item 3. Legal Proceedings.

From time to time, we are involved in various legal proceedings arising from our ordinary course of business.  Although the outcome of these and other claims cannot be predicted with certainty, management does not currently believe that the resolution of any such matters would have a material adverse effect on our financial condition, cash flows or results of operations.

In March 2011, the Company resolved the litigation captioned Bratek v. L&L Financial Holdings, et al, which was reported in prior SEC filings, on terms considered by the Company to be favorable.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “LLEN”.  The following table sets forth, for the periods indicated, the reported high and low last sale price on The NASDAQ Stock Market, and before February 18, 2010, the reported high and low closing bid quotations for our common stock as reported on the Over-The-Counter Bulletin Board under the symbol “LLFH”.

Quarter Ended	High	Low
April 30, 2011	$ 8.83	$ 4.86
January 31, 2011	13.13	7.51
October 31, 2010	11.36	7.05
July 31, 2010	11.35	8.10
April 30, 2010	14.29	5.93
January 31, 2010	7.75	4.49
October 31, 2009	6.25	3.02
July 31, 2009	3.50	1.68

As of Fiscal year ending April 30, 2011, there were approximately 10,000 shareholders

Dividends

We have not declared or paid any cash dividends on our common stock. We intend to retain earnings, if any, to finance the development and expansion of our business. As a result, we do not anticipate paying dividends on our common stock in the foreseeable future. Payment of dividends, if any, will depend on our future earnings, capital requirements and financial position, plans for expansion, general economic conditions and other pertinent factors.

Item 6. Selected Financial Data.

	Years Ended April 30,
	2011	2010	2009	2008	2007
Statements of Operations Data:
Revenues	$223,851,105	$109,217,838	$40,938,128	$23,381,508	$19,005,995
Cost of Revenues	154,064,768	57,036,887	17,946,206	21,994,429	15,191,662
Gross Profit	69,786,337	52,180,951	22,991,922	1,387,079	3,814,333
Total Operating Expenses	20,793,551	9,855,351	3,996,795	887,464	3,451,228
Income from Operations	48,992,786	42,325,600	18,995,127	499,615	363,105
Total Other Income (Expense)	925,235	301,626	(265,356)	(25,174)	3,017,234
Income Before Income Taxes, Discontinued Operations, Net of Tax, and Non-Controlling Interests	49,918,021	42,627,226	18,729,771	474,441	3,380,339
Income Tax Provision	7,517,533	4,531,088	1,219,457	186,461	1,057,329
Income from Discontinued Operations, Net of Tax	-	834,181	145,220	806,368	-
Net Income Attributable to Non-Controlling Interests	5,620,679	7,040,555	7,315,330	119,879	1,128,831
Gain (Loss) on Disposal	-	(1,017,928)	382,961	-	-
Net Income	36,779,809	32,907,692	9,957,243	974,469	1,194,179

Earnings per share:
Basic	$1.24	$1.35	$0.46	$0.05	$0.07
Diluted	$1.21	$1.28	$0.46	$0.05	$0.07
Weighted average shares outstanding:
Basic	29,764,705	24,375,508	21,492,215	20,854,212	19,273,248
Diluted	30,422,393	25,748,036	21,822,215	21,255,210	19,684,988

	Years Ended April 30,
	2011	2010	2009	2008	2007
Balance Sheets Data:
Cash and Cash Equivalents	$4,914,425	$7,327,369	$5,098,711	$948,210	$885,229
Working Capital	8,195,750	31,416,055	20,496,386	15,393,309	8,360,353
Total Assets	227,352,325	128,604,524	54,275,375	29,740,415	28,025,313
Long term obligations	2,778,877	5,454,229	3,000,000	-	-
Total Shareholders’ Equity	136,446,621	77,665,240	22,432,979	12,238,137	10,396,492

For the Company acquisition and disposal during the fiscal years from 2007 to 2011, refer to the history and background section.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data, the Company’s financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. The following discussion includes forward-looking statements that involve numerous risks and uncertainties.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Annual Report on Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We produce, process, and sell coal in the People’s Republic of China (“China” or “PRC”) and also have a financial interest in the Bowie Mine, a U.S. thermal coal mine located in Paonia, Colorado. As of April 30, 2011 our vertically integrated coal operations include four coal mines, three coal washing plans, one coking facility, and a coal wholesale and distribution network in the southwest region of China . As of April 30, 2011 the results of our annual coal operations are as follows: coal mining (approximately 616,000 tons), coal washing (approximately 768,000 tons), coal whole sale (approximately 203,000 tons) and coking (approximately 137,000 tons). Currently, substantially all of our coal mining operations are located in the Guizhou and Yunnan provinces. Our operations are located in inland and rural areas of China, which are being developed at a faster rate than the coastal areas that have historically received most of the PRC’s government focus. We sell the coal we produce, or acquire through wholesalers, both though direct sales to end users in China and through other wholesalers. We were initially founded in 1995 by an American citizen and current Chairman and CEO Dickson Lee and originally focused on consulting services.  In 2001 we become a public reporting company and in 2004 acquired a majority interest in a coal related air compressor equipment company located in China, which interest we disposed on in (2009) in order to focus on growing our coal businesses. In 2006 we commenced our coal operations which now constitute our principal operating business. We have funded our business to date primarily through investments from our founder and Chairman, from private placements, from cash flows from operations and from certain debt financings and arrangements.

We conduct our operations through both wholly- owned subsidiaries, majority interests in other entities, and one investment in a U.S.-based mine. As of April 30, 2011, we entered into several agreements with Colorado-based Bowie Resources, LLC (“Bowie”) and have loaned a total of about $7 million to Bowie..  The loan originally carried an interest rate of nine (9) percent which has since increased to eleven (11) percent.  The total owing to the Company as of April 30, 2011, Bowie owed us was $7,272,828 under such agreement.  In addition to the loan, the Company has secured exclusive rights to market coal from Bowie to China, Taiwan, Japan, and Korea (details of operation are still being finalized). Bowie has been mining coal since 1997 and recently resumed its longwall production.  It produces high quality (“super compliance”) thermal coal with high Btu, low sulfur, and low ash.  The Company is also exploring ports for both import and export, including Zhangjiang Port in Guangdong Province, China; and expects to begin shipping in the fall of this year.

We are a United States company incorporated in Nevada and headquartered in Seattle, WA and have a China operations center is Kunming City in Yunnan Province. The majority of our management team and board of directors are American citizens, including three of our officers, and many are bilingual. After being a public reporting company since 2001, we commenced trading on the NASDAQ Global Market in February 2010.

There are several relevant macro-economic factors directly impacting our operating environment in China including GDP growth and inflation. According to the World Bank, China’s GDP growth is projected to expand 9.3 percent in 2011, which is slower than last year’s growth of 10.3 percent. Coupled with projected inflation of 5.0 percent, the PRC has tightened their fiscal policies including letting interest rates rise and capping prices of certain domestically-produced commodities like coal not to exceed last year’s prices. The result has been higher demand for coal to fuel GDP growth but coal shortages due to the capping of coal prices. These coal shortages have been exacerbated by floods in Australia and inclement weather in Indonesia, both temporarily decreasing coal production in countries that export coal to China.

Coal will continue to be a key component of the PRC’s energy policy. According to the U.S. Energy Information Administration, coal makes up 70% of China’s total primary energy consumption and China is both the largest consumer and producer of coal in the world.  In 2009, China accounted for over 46% of the world’s coal consumption. It is estimated that demand for coal in China will continue to increase for several decades, thus producing a favorable business environment for coal producers and wholesalers. Although China has substantial natural coal resources, the coal mining industry in China is fragmented and inefficient, and includes many small companies who lack the economies of scale and resources needed to maximize production capacity. Historically, mining companies in China have been unable to produce enough coal to meet China’s growing coal demands, and as a result the PRC has allowed China to become a net importer of coal and has implemented a national policy of consolidation to increase production capacity and improve efficiency and safety at coal mines in China. Beginning with the 11th 5 year plan, the policy of government-mandated consolidation has continued with the current 12th 5 year plan, which expands and accelerates the consolidation to new provinces including Guizhou.

On April 15, 2011, the General Office of the Government of Guizhou Province issued Document (2011) Number 47 notifying the Guizhou Province Energy Department of guidelines related to accelerating the pace of consolidation through 2013. There are three main components to the guidelines: production, safety, and efficiency.

  First, in addition to increasing individual mine production, the provincial government is mandating that individual mines be consolidated into coal holding companies responsible for a minimum production between 800,000 and 2,000,000 tons per year, thus reducing the number of coal holding companies to 200 or less.
  Second, safety standards will continue to rise as well as increased safety enforcement activity.  For example, a mine accident in a county will now result in a temporary shutdown of all mines operating in that county so that safety inspectors can review the safety of each mine.
  Third, to improve efficiency, the level of mechanization will increase significantly, both in shaft drilling and coal production.

Soon after the distribution of Guizhou Province’s policy, Liupanshui City Government, which is the local government of Pan County where our Ping Yi and DaPing Mines operate, issued their implementation policy.  We also anticipate and are prepared for the consolidation policy to eventually be implemented and accelerated in Yunnan Province.  As a result of increasing individual mine production standards and the accelerating consolidation policy, our coal operations have grown significantly in the last five years, primarily through acquisitions, and more recently from expanding production capacity at existing mines.  In 2006 we acquired a coal consolidator and wholesaler, KMC Wholesale and Distribution, with over ten years experience in coal operations.  In 2008, we acquired an 80% interest in L&L Coal Partners, which owns and operates two operating coal mines, the DaPuAn mine and SuTsong mine.  In May 2009, L&L Coal Partners completed the construction of a coal washing plant located at the DaPuAn mining facility.  In January 2010, we acquired our third coal mine, the Ping Yi mine, and in June 2010 completed the construction of a coal washing plant located near our Ping Yi mine.  In February 2010, we acquired the ZoneLin coking operation.   In February 2011, we entered into an exclusive agreement to market coal from a U.S. supplier to Asia and in March 2011, we acquired a 60% interest in another coal mine, the DaPing mine.

Our seasoned and experienced management team, coupled with advice from our board who have significant expertise in transportation and commerce, auditing and accounting, and mining. We are integrating and expanding our production capacity and improving safety practices and efficiency at the four mines we have acquired to date, all of which are being expanded to meet the 300,000 tons a year threshold required by the current consolidation policy. As we develop interests in U.S.mines we will have further access to state-of-the-art mining technology and safety practices which are critical to successful compliance with the consolidation policy but are not commonly available in China. We believe that the current consolidation policy in China will continue and thus create more acquisition opportunities for us.  Focusing on compliance with ever increasing production, safety, and efficiency standards, we plan to continue to expand our coal business two ways: first through expansion of our existing mining, washing, coking, and wholesale and distribution operations, and second through continued acquisitions of existing coal operations leveraging the already in place Guizhou coal consolidation order.  Our business plan calls for acquiring existing mines with good infrastructure and sufficient reserves but lack the capital and management expertise to expand beyond the minimum 300,000 tons a year minimum production requirements being mandated by China’s accelerated coal consolidation policies.  We will need to raise additional capital to expand our operations, both to fund additional investments in capital equipment and technology to increase production and improve safety at existing facilities and to acquire additional operations.

Discussion of Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management evaluates its estimates on an on-going basis. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from the estimates used. Our actual results have generally not differed materially from our estimates. However, we monitor such differences and, in the event that actual results are significantly different from those estimated, we disclose any related impact on our results of operations, financial position and cash flows. Note [2] to our audited consolidated financial statements included in Item 15 of this Annual Report on Form 10-K provides a description of our significant accounting policies. We believe that of these significant accounting policies, the following involve a higher degree of judgment or complexity:

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

Estimate of recoverable coal reserves.  The Company capitalizes its mineral rights at fair value when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated recoverable coal.

Estimate Impairment of Long-Lived Assets - The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of April 30, 2011 and 2010, there was no impairment of its long-lived assets.

Estimate Impairment Intangibles - The Company applies Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other Intangible Assets, to record goodwill and intangible assets.  In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or more frequently when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists. The Company believes that as of April 30, 2011 and 2010, there was no impairment of its goodwill.

Estimate of the Fair Value Measurements - For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other receivable, accounts payable and other payables, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

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

Accounts receivable - The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of April 30, 2011 and 2010, the Company determined that no reserve for accounts receivable was necessary. No allowance for doubtful accounts or sales returns deemed necessary.

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

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  GAAP also requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. As of April 30, 2011, income tax positions must meet a more-likely-than-not recognition threshold to be recognized.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  No material deferred tax amounts were recorded at April 30, 2011 and 2010, respectively.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Stock-Based Compensation -The Company records stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period by using the Black-Scholes option pricing model,. Under ASC 718, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Comparison of the fiscal years ended April 30, 2011 and 2010

Our operating results during the year ended April 30, 2011 compared to the year ended April 30, 2010 reflect strong growth and, in particular, organic expansion of current operations. In the year ended April 30, 2011, we invested in and increased the capacity of two of our current mines, DaPuAn and SuTsong (each from 150,000 tons to 300,000 tons), and we finished construction of a 600,000 ton DMS coal washing facility at Ping Yi mine site. During the year ended April 30, 2011, we also acquired a majority interest in DaPing Mine, which added additional capacity of 300,000 tons per year.

The results of operations attributable to each of our 4 segments -- coal mining, wholesale coal, coke, and coal washing is discussed in detail below.

Coal Mining Segment

The following table is a summary of important year-to-year operating data for our coal mining segment:

	Year Ended April 30,		Increase (Decrease)
	2011	2010	$	%

Coal mining revenue	$68,778,872	$55,811,737	12,967,135	23.23%
Tons sold	616,292	499,037	117,255	23.50%
Average price per ton sold	$111.60	$111.84	(0.24)	(0.21%)
Coal mining cost of goods sold	$19,101,648	$9,451,344	$9,650,304	102.11%
Average coal mining cost of goods sold per ton	$30.99	$18.94	$12.06	63.65%
Coal mining selling, general and administrative expense	$4,585,795	$3,634,578	$951,217	26.17%
Average coal mining selling, general and administrative expense per ton	$7.44	$7.28	40.16	2.17%
Coal mining operating income (expense)	$45,091,429	$42,725,815	$2,365,614	5.54%
Average coal mining operating income per ton	$73.17	$85.62	$(12.45)	(14.54%)

Coal Mining Revenue

Total coal mining revenue increased 23.2% during the year ended April 30, 2011 compared to the year ended
April 30, 2010, primarily as a result of strong organic growth. Revenue from the DaPing mine generally did not impact revenue in the year ended April 30, 2011, as the acquisition of such mine was completed late in the year

Strength in our organic coal sales in the year ended April 30, 2011 is chiefly attributable to our investment in mechanization and mine infrastructure, both of which allow us to increase the productivity of our mines. We also continued to benefit from growth in China’s economy and the resultant demand for energy. In particular, the China Central Government Western Development Program, a government mandate for additional energy to fuel economic growth, creates significant demand for coal and coal-related products in our markets.

 Average price per ton during the year ended April 30, 2011remained steady, compared to the year ended April 30, 2010, primarily due to a price freeze implemented by the government. The Company is vertically integrated and was able to manage price volatility in the year ended April 30, 2010, to a certain extent, by selling some production from Ping Yi coal mine to Ping Yi coal washing plant (the net effect of which is eliminated via inter-company sales in our financial statements). Ping Yi mine accounted for 37% of the Company’s total production volume in the year ended April 30, 2011.

Our coal mining sales in the fourth quarter of the year ended April 30, 2011 decreased relative to the rest of the year, partly due to normal seasonal adjustment (coal prices typically fall as the weather gets warmer), and partly due to government mandated shut downs at several of our mines. We are occasionally obligated to shut down our mines, through no fault of our own, when other mines in our regions experience accidents or safety violations. There were 21 fatal mining accidents in Yunnan Province and 6 fatal accidents in Pan County of Guizhou Province during the fourth quarter of the year ended April 30, 2011, and these events prompted several shut downs at our facilities. None of these accidents or fatalities happened in L&L properties

Coal Mining Cost of Sales

Total coal mining cost of goods sold increased 102% during the year ended April 30, 2011 compared to the year ended April 30, 2010 and 10.9% during the year ended April 30, 2011 relative to revenues for the same period. The relative increase in coal mining cost of sales was primarily due to an increase in the cost of both direct labor (wages) and direct materials (inflation in price of raw materials).  To a lesser extent, we experienced an increase in the direct cost of extraction due to increased direct safety and the maintenance costs in our mining operations. Lastly, the depreciation related to our investments in infrastructure, allocated as a direct expense, increased during the period.

Coal Mining SG&A

Total coal mining selling, general, and administrative expense increased by approximately $1 million during the year ended April 30, 2011, but was approximately unchanged relative to revenues. Our increase in real dollar fixed cost was related to hiring additional personnel associated with sales, maintenance, safety, and training.

Wholesale Segment

The following table is a summary of important year-to-year operating data for our Wholesale segment:

	Year Ended April 30,		Increase (Decrease)
	2011	2010	$	%

Wholesale coal revenue	$32,207,744	$16,190,761	16,016,983	98.93%
Tons sold	202,533	118,783	83,750	70.51%
Average price per ton sold	$159.02	$136.31	22.72	16.67%
Wholesale coal cost of goods sold	$28,296,621	$13,825,461	14,471,160	104.67%
Average wholesale coal cost of goods sold per ton	$139.71	$116.39	23.32	20.04%
Wholesale coal selling, general and administrative expense	$777,986	$300,241	477,745	159.12%
Average wholesale coal selling, general and administrative expense per ton	$3.84	$2.53	1.31	51.97%
Wholesale coal operating income (expense)	$3,133,137	$2,065,059	1,068,078	51.72%
Average wholesale coal operating income per ton	$15.47	$17.39	(1.92)	(11.02%)

Wholesale Revenue

Wholesale revenues increased by 98.9% during the year ended April 30, 2011 compared to the year ended April 30, 2010. The increase in revenue was fueled both by a large increase in average price per ton sold (up nearly $23 per ton) and a sizeable increase in year over year tonnage bought by its KMC subsidiary (50% more) and sold (almost 84,000 more tons).  .

Wholesale Cost of Sales

Wholesale cost of sales increased 104.7% during the year ended April 30, 2011 compared to the year ended April 30, 2010.  This increase was primarily a result of a doubling of tons sold. Wholesale cost of goods sold increased 2.5% relative to sales due to inflation in the cost of fine coal.

Wholesale SG&A

Wholesale SG&A increased 52% during the year ended April 30, 2011 compared to the year ended April 30, 2010.  This increase was primarily a result of an large increase in sales. Wholesale SG&A increased approximately 50% relative to sales due to increased selling expense related to shipping terms and increases in the price of fuel.

Coke Segment

The following table is a summary of important year-to-year operating data for our Coke segment:

	Year Ended April 30,		Increase (Decrease)
	2011	2010	$	%

Coke revenue	$28,420,113	$13,380,737	15,039,376	112.40%
Tons sold	137,188	71,193	65,995	92.70%
Average price per ton sold	$207.16	$187.95	19.21	10.22%
Coke cost of goods sold	$24,771,889	$11,699,859	13,072,030	111.73%
Average coke cost of goods sold per ton	$180.57	$164.34	16.23	9.88%
Coke selling, general and administrative expense	$299,962	$129,441	170,522	131.74%
Average Coke selling, general and administrative expense per ton	$2.19	$1.82	0.37	20.26%
Coke operating income (expense)	$3,348,262	$1,551,437	1,796,824	115.82%
Coke operating income per ton	$24.41	$21.79	2.61	12.00%

Coke Revenue

Coking revenue for the year ended April 30, 2011 increased 112% compared to the year ended April 30, 2010, this was primarily attributable to revenue from our Zone Lin facility’s first complete year of service, which began coking operations during the third quarter of the year ended April 30, 2010. On a prorated basis, increased average price offset a slight decrease in average tonnage sold. Management continues to be pleased with the facility’s progress and plans to add to its existing 150,000 tons per year capacity in the future.

Coke Cost of Sales

Coking cost of goods sold was essentially flat during the year ended April 30, 2011 compared to the year ended April 30, 2010.

Coke SG&A

Coke SG&A was essentially flat during the year ended April 30, 2011 compared to the year ended April 30, 2010 (when adjusted pro rata).

Coal Washing Segment

The following table is a summary of important year-to-year operating data for our Coal Washing segment:

	Year Ended April 30,		Increase (Decrease)
	2011	2010	$	%

Coal washing revenue	$115,835,773	$27,285,179	88,550,594	324.54%
Tons sold	767,843	190,140	577,703	303.83%
Average price per ton sold	$150.86	$143.50	7.36	5.13%
Coal washing cost of goods sold	$102,830,275	$24,434,382	78,395,893	320.84%
Average coal washing cost of goods sold per ton	$133.92	$128.51	5.41	4.21%
Coal washing selling, general and administrative expense	$2,351,921	$316,907	2,035,015	642.15%
Average coal washing selling, general and administrative expense per ton	$3.06	$1.67	1.40	83.78%
Coal washing operating income (expense)	$10,653,577	$2,533,890	8,119,686	320.44%
Average coal washing operating income (expense)	$13.87	$13.33	0.55	4.11%

Coal Washing Revenue

Coal Washing revenue increased 325% in the year ended April 30, 2011 compared to the year ended April 30, 2010. This reflected an additional 600,000 tons of capacity added to its Ping Yi facility at the end of the 1st quarter of the year ended April 30, 2011. Average selling price per ton and quarterly tonnage (on a pro rata basis) both increased nominally throughout the year due to steady customer demand.

Coal Washing Cost of Sales

Coal Washing cost of sales increased approximately 321% in the year ended April 30, 2011 compared to the year ended April 30, 2010. This was primarily attributable to the increased capacity added to our Ping Yi facility.  We were also  able to benefit from a slight decrease in our washing cost inputs during the year ended April 30, 2011, including buying coal more cheaply and efficiently, while managing to increase its selling prices. The average selling price of coal increased over 7% while average direct costs per ton slightly increased about 5%. The effect was that gross profits increased about $2 per ton during the year.

Coal Washing SG&A

Coal Washing SG&A increased approximately $2 million in the year ended April 30, 2011 compared to the year ended April 30, 2010. This was primarily due to our investment in the Ping Yi facility mentioned above. Depreciation related to the facility increased markedly during the year ended April 30, 2011 because the facility transferred from in-process construction status to a fixed asset.  As part of the ramp up to full production capacity, the Company also added administrative and safety staff and bought maintenance, safety, and training equipment that, in total, equated to a $1.40 per ton additional expense.

Comparison of the years ended April 30, 2010 and 2009

Coal Mining Segment:

The following table is a summary of important year-to-year operating data for our coal mining segment:

	Year Ended April 30,		Increase (Decrease)
	2010	2009	$	%

Coal mining revenue	$55,811,737	$27,406,869	28,404,868	103.64%
Tons sold	499,037	248,637	250,400	100.71%
Average price per ton sold	111.84	110.23	1.61	1.46%
Coal mining cost of goods sold	9,451,344	5,787,656	3,663,688	63.30%
Average coal mining cost of goods sold per ton	18.94	23.28	(4.34)	(18.64%)
Coal mining selling, general and administrative expense	3,634,578	2,111,361	1,523,217	72.14%
Average coal mining selling, general and administrative expense per ton	7.28	8.49	(1.21)	(14.23%)
Coal mining operating income	42,725,815	$19,507,852	23,217,963	119.02%
Average coal mining operating income per ton	85.62	78.46	7.16	9.12%

Coal Mining Revenue

Total coal mining revenue increased 103.6% during the year ended April 30, 2010, . Our revenues increased, relative to the prior period, both due to acquisitions and expansion of current operations. We increased the capacity of DaPuAn and SuTsong mines (each to 300,000 tons) during the year ended April 30, 2010, and we acquired Ping Yi Mine during the third quarter of the fiscal year.

Coal Mining Cost of Sales

Total coal mining cost of goods sold decreased 4.2% relative to sales. The positive margin movement was primarily a result of decreased extraction costs, including both labor and direct materials, related to efficiencies and economies of scale in our mines.

Coal Mining SG&A

Total coal mining selling, general, and administrative expense increased by approximately $1.5 million during the year ended April 30, 2010, but was down 1.2% relative to revenues due to operating leverage in our fixed expenses. Our increase in real dollar fixed cost was related to startup costs and hiring personnel associated with sales, maintenance, safety, and training.

Wholesale Segment

The following table is a summary of important year-to-year operating data for our Wholesale segment:

	Year Ended April 30,		Increase (Decrease)
	2010	2009	$	%

Wholesale coal revenue	$16,190,761	$13,531,259	$2,659,502	19.65%
Tons sold	118,783	94,421	24,362	25.80%
Average price per ton sold	136.31	143.31	(7.00)	(4.89%)
Wholesale coal cost of goods sold	13,825,461	12,158,550	1,666,911	13.71%
Average wholesale coal cost of goods sold per ton	116.39	128.77	(12.38)	(9.61%)
Wholesale coal selling, general and administrative expense	300,241	367,301	(67,061)	(18.26%)
Average wholesale coal selling, general and administrative expense per ton	2.53	3.89	(1.36)	(35.02%)
Wholesale coal operating income	2,065,059	1,005,408	1,059,652	105.40%
Average wholesale coal operating income per ton	17.39	10.65	6.74	63.27%

Wholesale Revenue

Wholesale revenues increased by 19.7% during the year ended April 30, 2010 compared to the year ended April 30, 2009. The increase in revenue was the result of a 26% increase in tonnage that compensated for a drop in average price per ton sold. We acquired a large, new customer in the first quarter of fiscal year 2010 who significantly affected revenues and who accounted for 27% of total Wholesale revenues for the year.

Wholesale Cost of Sales

Wholesale cost of goods sold decreased by 4.5% relative to sales during the year ended April 30, 2010 due to the lowered cost of inputs, particularly fine coal.

Wholesale SG&A

Wholesale SG&A decreased approximately $67,000, or 18%, relative to sales due to lowered warehouse rental and staffing costs.

Coke Segment

The following table is a summary of important operating data for our Coke segment for the year ended April 30, 2010, as we did not have any operations in our Coke segment during the year ended April 30, 2009:

	Year Ended April 30,		Increase (Decrease)
	2010	2009	$	%

Coke revenue	13,380,737	N/A	N/A	N/A
Tons sold	71,193	N/A	N/A	N/A
Average price per ton sold	187.95	N/A	N/A	N/A
Coke cost of goods sold	11,699,859	N/A	N/A	N/A
Average coke cost of goods sold per ton	164.34	N/A	N/A	N/A
Coke selling, general and administrative expense	129,441	N/A	N/A	N/A
Average Coke selling, general and administrative expense per ton	1.82	N/A	N/A	N/A
Coke operating income	1,551,437	N/A	N/A	N/A
Coke operating income per ton	21.79	N/A	N/A	N/A

Coke Revenue

Coking revenues during the year ended April 30, 2010 reflect the acquisition of our Zone Lin facility during the third quarter of fiscal 2010.

Coke Cost of Sales

Coking cost of goods sold were 87.4% of sales during the year ended April 30, 2010.

Coke SG&A

Coke SG&A of $129,000 reflects staffing and transition costs.

Coal Washing Segment

The following table is a summary of important year-to-year operating data for our Coal Washing segment:

	Year Ended April 30,		Increase (Decrease)
	2010	2009	$	%

Coal washing revenue	27,285,179	N/A	N/A	N/A
Tons sold	190,140	N/A	N/A	N/A
Average price per ton sold	143.50	N/A	N/A	N/A
Coal washing cost of goods sold	24,434,382	N/A	N/A	N/A
Average coal washing cost of goods sold per ton	128.51	N/A	N/A	N/A
Coal washing selling, general and administrative expense	316,906	N/A	N/A	N/A
Average coal washing selling, general and administrative expense per ton	1.67	N/A	N/A	N/A
Coal washing operating income	2,533,891	N/A	N/A	N/A
Average coal washing operating income	13.33	N/A	N/A	N/A

Coal Washing Revenue

The Company’s Coal Washing revenues during the year ended April 30, 2010 reflect the acquisition of Hong Xing (Q2) and Ping Yi (Q3). Management believes vertical integration increases the overall value of its coal and adds the stability to the supply chain.

Coal Washing Cost of Sales

Coal Washing COGS were 89.6% of sales during the startup year of operations.

Coal Washing SG&A

Coal Washing SG&A reflected startup costs, new administrative and safety staff, and the acquisition of maintenance, safety, and training equipment equating to about $1.67 per ton expense.

Liquidity and Capital Resources

Our primary sources of cash include cash on hand, cash from sales of coal production to our customers, borrowings under credit facilities, proceeds from financing transactions, and occasional sales of non-core assets. We believe the principal indicator of our liquidity is our cash position.  As of April 30, 2011, our cash and cash equivalents was $4,914,425.

Our primary uses of cash include our cash costs of coal production, capital expenditures (and related construction in progress), installment payments related to acquisitions, debt service costs (interest and principal), and lease obligations in regards to office space and related equipment. Our principal liquidity requirement is working capital to finance our coal production. We generally fund both our operations and our capital expenditure requirements with cash generated from operations.

Cash Flows

Net cash provided by operating activities was $27,377,180 for the year ended April 30, 2011, compared to $29,619,129 from the same period in 2010. This decrease is attributable to periodical provincial safety closures in our mines.

For the year ended April 30, 2011, net cash used in investing activities was $35,652,256 compared to $39,584,055 for the year ended April 30, 2010. This decrease was mainly attributable to the company executing fewer acquisitions of new assets in FY 2011 compared to FY2010.

Net cash provided by financing activities was $2,780,634 for the year ended April 30, 2011, compared to $12,140,692 from the same period in 2010. This was a result of a decrease in issuance of common stock.

Net cash provided by operating activities was $29,619,129 for the year ended April 30, 2010, compared to $16,924,070 from the same period in 2009. This increase is attributable to cash improvements incurred due to an increase in net income, which was mainly due to the acquisition of Hong Xing and Zone Lin.

For the year ended April 30, 2010, net cash used in investing activities was $39,584,055 compared to $17,226,929 for the year ended April 30, 2009. This increase was mainly due to an increase in construction in progress and the purchase of additional property plant and equipment in line with our organic growth plans of acquisitions.

Net cash provided by financing activities was $12,140,692 for the year ended April 30, 2010 compared to $3,883,786 during the same period in 2009. This was a result of increase in issuance of common stock.

Capital Expenditures

Our business is capital intensive and requires substantial capital expenditures for, among other things, developing our mines and purchasing and upgrading equipment.  We also make investments to improve the productivity of our operations and comply with local license and safety regulations. We have historically funded, and expect to continue to fund, capital expenditures predominantly with cash from operations.

  Capital expenditures were approximately $42 million for the year ended April 30, 2011.
  We expect our total capital expenditures will be approximately $35 million for equipment and infrastructure, based on our existing coal operations, for the year ending April 30, 2012.

Working Capital:

  During the year ended April 30, 2011 our accounts receivable increased $6.7 million, a net use of cash. The increase in AR balance is primarily attributable to AR increases in both our KMC's and TNI’s subsidiaries.
  During the year ended April 30, 2011, our accounts payable increased by $1.4 million, a net source of cash. Our accounts payable increased during the last fiscal year due to purchase of materials, supplies, and services needed to increase our production capacity.
  During the year ended April 30, 2011 our inventories decreased by $3 million in 2011, a net source of cash.  We carried lower inventories partly due to increased through-put from our Ping Yi washing facility.

•         During FY 2011 other payables increased from $15.3 million to $25.8 million primarily due to payments outstanding for the acquisition of DaPing.

Construction in Progress

  Construction in Progress represents the Company’s in progress, not-yet-capitalized, investment in infrastructure. Construction in Progress for the year ended April 30, 2011 includes mine development, ventilation and electrical system improvements, building of staff quarters, beginning construction of a sewage treatment system, and road expansion. Construction in Progress totaled $44.9 million as of April 30, 2011.

Management presently believes that cash flow from operations and increasing access to credit will provide the company sufficient capital resources for the infrastructure, mechanization, and safety elements of its business strategy.

To implement its acquisition strategy, in conjunction with the government mandated consolidation of mines, the Company may consider the issuance of additional debt or equity securities.  In addition to potential externally raised funds, the Company intends to utilize a combination of existing cash on hand, cash flow from operations, and seller paper to finance the acquisition of mines.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements for the fiscal year ended April 30, 2010, and 2011.

Contractual Obligations

As of April 30, 2011 we were contractually obligated, per our purchase agreements, to inject capital as follows:

	Total	Less than 1 year	1-2 years	3-5 years	After 5 years
DaPuAn & SuTsong Mines	$5,027,746	$-	$-	$5,027,746	$-
L&L Yunnan Tianneng Industry	4,000,000	-	4,000,000	-	-
DaPing Coal Mine	17,064,815	1,522,557	15,542,258	-	-
Tai Fung	2,423,084	-	2,423,084	-	-
Total	$28,515,645	$1,522,557	$21,965,342	$5,027,746	$-

During the third quarter of 2010, as part of the acquisitions of TNI and PYC, the Company assumed two loan agreements with banks in China.  The first loan, related to TNI, was for RMB 14,300,000 or approximately $1,951,000.  This loan carried an interest rate of 5.4% per annum and matured on December 23, 2010 and has been paid in full.  The second loan, related to PYC, is for RMB 15,000,000 or approximately $2,307,870.  The loan carries an interest rate of 9.7% per annum and matures February 26, 2012.  During the fourth quarter of 2011, as part of the acquisition of DaPing mine, the Company assumed a RMB 20 million bank loan or approximately $3,077,160 with an interest rate of 9.18% per annum that matures on October 29, 2011.

Insurance

We operate coal mines and related facilities that are inherently dangerous. We, like other similar companies, have experienced accidents that have caused property damage and personal injuries. Although we have implemented safety measures such as fire training and job-specific safety training, and we continuously review our existing operational standards, there can be no assurance that natural disasters and industry-related accidents will not occur in the future. The insurance industry in China is in a developmental stage, and Chinese insurance companies offer only limited business insurance products. We currently purchase work-related injury insurance for our employees at the DaPuAn, SuTsong Ping Yi and Da Ping mines, and limited accident insurance for staff working in China. Insurance-related liabilities and losses above our coverage could have a material adverse effect on our financial condition.

Environmental Compliance

We are subject to significant, extensive and increasingly stringent environmental protection laws. These laws and regulations impose fees for the discharge of waste substances and pollutants; require the establishment of reserves for reclamation and rehabilitation; impose fines for serious environmental offenses; and authorize the PRC government, at its discretion, to close or suspend any facility that it determines has failed to comply with environmental regulations.

The PRC government has tightened enforcement of applicable laws and regulations and adopted more stringent environmental and operational standards. While we believe that our coal mining, washing, and coking operations currently comply in all material respects with existing Chinese environmental standards, future environmental-related issues could have a material adverse effect on our financial condition and the results of our operations.

Recent Financings

May 2009 Financings

On May 12, 2009, the Company issued to Silver Rock II, Ltd. (“Silver Rock”) an 8% convertible debenture (the “Debenture”) in the original principal amount of $100,000 which was due and payable on May 6, 2012.

On November 5, 2009, Silver Rock converted the debenture plus accrued interest into 160,000 shares of Common Stock.  In connection with the issuance of the Debenture, the Company issued to Silver Rock a three-year warrant to purchase up to 500,000 shares of Common Stock at an exercise price of $1.40 per share (the “May Warrant Shares”).  On January 17, 2010, Silver Rock exercised its warrant and purchased 250,000 May Warrant Shares for an aggregate purchase price of $350,000.

October 2009 Financing

On October 8, 2009, the Company entered into a Securities Purchase Agreement with accredited investors (the “October Buyers”), pursuant to which the Company sold Units (the “October Units”) to the October Buyers.  Each Unit purchased consisted of one share of unregistered common stock of the Company (the “Common Stock”) and 6/10ths of a warrant (the “October Warrants”) to purchase a share of common stock at an exercise price of $5.62 per share and expiring in October 2014 (as exercised, collectively the “October Warrant Shares”). Each Unit was priced at $3.90.  On October 8, 2009, our common stock closed at $5.58 per share on the OTCBB.  The Company sold a total of 1,371,021 October Units for gross proceeds of $5,346,980 and representing 1,371,021 shares of Common Stock.  Pursuant to the terms of the October Warrants, the October Buyers also became entitled to purchase 822,613 shares of Common Stock of the Company at an exercise price of $5.62 per share.  The October Warrants have a term of 60 months after the issue date of October 8, 2009.  The exercise price and number of shares issuable upon exercise of the October Warrants are subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.  The October Warrants also have a cashless exercise provision that such holders may utilize after six months from the issuance date of such warrant if a registration statement covering the shares of Common Stock underlying the October Warrants is not available to the Warrant holders and a provision which limits the October Warrant holders right to exercise the October Warrant if such exercise would result in the holder owning more than 9.99% of the Common Stock.  Laidlaw & Co. (UK) Ltd., a member of FINRA, acted as the placement agent for the transaction which was closed on October 8, 2009.

Pursuant to the Registration Rights Agreements (the “Registration Rights Agreement”) executed by and between the Company and the October Buyers in connection with the October Financing, the Company was required to file a registration statement on Form S-1 or Form S-3 (the “Registration Statement”) within 90 days after the closing of the transaction for purposes of registering the resale of all of the Common Stock and any shares of capital stock of the Company issued or issuable with respect to the October Warrant Shares and the October Warrants as a result of any stock split, stock dividend, recapitalization, exchange or similar event or otherwise, without regard to any limitations on exercises of the October Warrants (together with the October Warrant Shares, the “October Registrable Securities”).  Since the Registration Statement was not declared effective by the SEC by July 5, 2010, the deadline for the Registration Statement to be declared effective, the Company is required to pay cash penalties in the amount of one percent (1%) of the October Unit price up to a maximum of six percent (6%), subject to the terms of the Registration Rights Agreement.

Also, in connection with October Financing, Mr. Dickson V. Lee, the Company’s Chief Executive Officer, the Company and the October Buyers entered into a Make Good Escrow Agreement (the “October Make Good Agreement”) pursuant to which Mr. Lee agreed to place  up to 1.5 million of the Company's common shares that he personally owns into escrow (the “October Escrow Shares”).  Pursuant to the terms of the October Make Good Agreement, one-half of the October Escrow Shares will be released back to Mr. Lee if the Company has equal to or more than $32,040,000 in after tax net income before non-controlling interest (calculated in accordance with U.S. GAAP, as reported in the Company’s Annual Report on Form 10-K for the fiscal year ending April 30, 2010 (“2010 Form 10-K”) and as adjusted under the terms of the October Make Good Agreement) for the fiscal year ending April 30, 2010; otherwise, these October Escrow Shares will be distributed to the October Buyers in proportion to each October Buyer’s purchase price for its October Units.  Likewise, the remaining half of the October Escrow Shares will be released back to Mr. Lee if the Company has equal to or more than $108,118,950 in net revenues (calculated in accordance with U.S. GAAP, as reported in the 2010 Form 10-K and as adjusted under the terms of the October Make Good Agreement); otherwise, these October Escrow Shares will be proportionately distributed to the October Buyers.  Based upon the Statements of Income reported in the 2010 Form 10-K, the October Escrow Shares were released back to Mr. Lee.

The October Financing was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”).  Laidlaw & Company (UK) Ltd. (“Laidlaw”) acted as the placement agent and financial advisor for this transaction.  Laidlaw received cash fees consisting of eight percent (8%) of the gross proceeds and warrants to purchase 109,682 shares of the Company's common stock at $6.11 per share under the same terms as the Unit warrants.

November 2009 Financing

On November 6, 2009, the Company entered into a Securities Purchase Agreement with accredited investors (the “November Buyers”), pursuant to which the Company sold Units (the “November Units”) to the November Buyers.  Each Unit purchased consisted of one share of Common Stock and 6/10ths of a warrant (the “November Warrants”) to purchase a share of common stock at an exercise price of $5.62 per share and expiring in November 2014 (as exercised, collectively the “November Warrant Shares”). Each Unit was priced at $3.90.  On November 6, 2009, our common stock closed at $5.65 per share on the OTCBB.  The Company sold a total of 835,389 November Units for gross proceeds of $3,258,000 and representing 835,389 shares of Common Stock.  Pursuant to the terms of the November Warrants, the November Buyers also became entitled to purchase 501,236 shares of Common Stock of the Company at an exercise price of $5.62 per share.  The November Warrants have a term of 60 months after the issue date of November 6, 2009.  The exercise price and number of shares issuable upon exercise of the November Warrants are subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.  The November Warrants also have a cashless exercise provision that such holders may utilize after six months from the issuance date of such warrant if a registration statement covering the shares of Common Stock underlying the November Warrants is not available to the Warrant holders and a provision which limits the November Warrant holders right to exercise the November Warrant if such exercise would result in the holder owning more than 9.99% of the Common Stock.  The November Financing closed on November 6, 2009.

 Pursuant to the Registration Rights Agreements (the “Registration Rights Agreement”) executed by and between the Company and the November Buyers in connection with the November Financing, the Company was required to file a registration statement on Form S-1 or Form S-3 (the “Registration Statement”) within 90 days after the closing of the transaction for purposes of registering the resale of all of the Common Stock and any shares of capital stock of the Company issued or issuable with respect to the November Warrant Shares and the November Warrants as a result of any stock split, stock dividend, recapitalization, exchange or similar event or otherwise, without regard to any limitations on exercises of the November Warrants (together with the November Warrant Shares, the “November Registrable Securities”).  Since the Registration Statement was not declared effective by the SEC by August 3, 2010, the deadline for the Registration Statement to be declared effective, the Company is required to pay cash penalties in the amount of one percent (1%) of the November Unit price up to a maximum of six percent (6%), subject to the terms of the Registration Rights Agreement.

Also, in connection with November Financing, Mr. Lee, the Company’s Chief Executive Officer, the Company and the November Buyers entered into a Make Good Escrow Agreement (the “November Make Good Agreement”) pursuant to which Mr. Lee agreed to place up to 395,615 of the Company's common shares that he personally owns into escrow (the “November Escrow Shares”). Under the terms of the November Make Good Agreement, since $3,258,000 was raised in this financing, the actual number of November Escrow Shares that are subject to this Make Good Agreement is 395,615 shares (the “Actual November Escrow Shares”).  Further, pursuant to the terms of the November Make Good Agreement, one-half of the Actual November Escrow Shares will be released back to Mr. Lee if the Company has equal to or more than $32,040,000 in after tax net income before non-controlling interest (hereinafter referred to as the “2010 Actual ATNI” and which shall be calculated in accordance with U.S. GAAP, as reported in the Company’s Annual Report on Form 10-K for the fiscal year ending April 30, 2010 (the “2010 Form 10-K”) and as adjusted under the terms of the November Make Good Escrow Agreement) for the fiscal year ending April 30, 2010; otherwise, the aggregate number of Actual November Escrow Shares to be distributed to the November Buyers (with such distribution being in proportion to each November Buyer’s purchase price for its Units) are calculated as follows: (i) if the difference between the 2010 Guaranteed ATNI of $32,040,000 (the “2010 Guaranteed ATNI”) minus the 2010 Actual ATNI is equal to or greater than 50% of the 2010 Guaranteed ATNI, then the aggregate number of Actual November Escrow Shares to be distributed to the November Buyers in this financing on a pro rata basis shall equal 50% of the Actual Escrow Shares; or (ii) if the difference between the 2010 Guaranteed ATNI minus the 2010 Actual ATNI is less than 50% of the 2010 Guaranteed ATNI, then the aggregate number of Actual November Escrow Shares to be distributed to the November Buyers in this financing on a pro rata basis shall be calculated by multiplying: (A) 50% of the Actual November Escrow Shares times (B) a fraction with a numerator of the difference between the 2010 Guaranteed ATNI minus 2010 Actual ATNI multiplied by 2 and a denominator of the 2010 Guaranteed ATNI.  Likewise, under the November Make Good Agreement, the other remaining half of the Actual November Escrow Shares will be released back to Mr. Lee if the Company has equal to or more than $108,118,950 in net revenues (hereinafter referred to as the “2010 Actual Revenue” and which shall be calculated in accordance with U.S. GAAP, as reported in the 2010 Form 10-K and as adjusted under the terms of the November Make Good Escrow Agreement); otherwise, the aggregate number of Actual November Escrow Shares to be proportionately distributed to the November Buyers shall be calculated as follows: (i) if the difference between the 2010 Guaranteed Revenue of $108,118,950 (the “2010 Guaranteed Revenue”) minus the 2010 Actual Revenue is equal to or greater than 50% of the 2010 Guaranteed Revenue, then the aggregate number of Actual November Escrow Shares to be distributed to the November Buyers in this financing on a pro rata basis shall equal 50% of the Actual November Escrow Shares; or (ii) if the difference between the 2010 Guaranteed Revenue minus the 2010 Actual Revenue is less than 50% of the 2010 Guaranteed Revenue, then the aggregate number of Actual November Escrow Shares to be distributed to the November Buyers in the November Financing on a pro rata basis shall be calculated by multiplying: (A) 50% of the Actual November Escrow Shares times (B) a fraction with a numerator of the difference between the 2010 Guaranteed Revenue minus 2010 Actual Revenue multiplied by 2 and a denominator of the 2010 Guaranteed Revenue.  Based upon the Statement of Income reported on the 2010 Form 10-K, the November Escrow Shares were released to Mr. Lee.

The November Financing was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act.  Barretto Securities Inc. (“Barretto”) acted as the placement agent and financial advisor for this transaction.  Barretto received cash fees consisting of eight percent (8%) of the gross proceeds and warrants to purchase 66,832 shares of the Company's common stock at $6.11 per share under the same terms as the November Unit warrants.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Exchange Risk

While our reporting currency is the U.S. dollar, 100% of our consolidated revenues and 100% of consolidated costs and expenses are denominated in Renminbi (“RMB”), with the balance denominated in U.S. dollars.  Substantially all of our assets are denominated in RMB.  As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB.  If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings, assets and liabilities as expressed in our U.S. dollar financial statements will decline.  We have not entered into any hedging transactions to reduce our exposure to foreign exchange risk.

Item 8. Financial Statements and Supplementary Data.

L &L Energy, Inc. and Subsidiaries

Consolidated Financial Statements

For the Years Ended April 30, 2011, 2010 and 2009

Contents
Page
Reports of Independent Registered Public Accounting Firm	51

Consolidated Financial Statements:	53

Consolidated Balance Sheets as of April 30, 2011 and 2010	54

Consolidated Statements of Income and Other Comprehensive Income	54
for the years ended April 30, 2011, 2010 and 2009

Consolidated Statement of Stockholders' Equity for the years ended	55
April 30, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended	57
April 30, 2011, 2010 and 2009

Notes to Consolidated Financial Statements	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
L&L Energy, Inc. and its subsidiaries

We have audited L&L Energy, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. The Company did not maintain effective controls over the process of ensuring timely preparation of its consolidated financial statements to allow for sufficient review prior to its filing deadline. Additionally, the Company did not maintain effective controls over the process of ensuring appropriate reconciliation of several account balances, which resulted in several adjustments to the Company’s consolidated financial statements, principally including presentation of related party balances, disaggregation of assets and liabilities on the face of the balance sheet, as well as reconciliations of cash. Lastly, the Company did not correctly characterize the accounting transaction related to treasury stock, which occurred during the period under audit. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated July 29, 2011 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, L&L Energy, Inc. and its subsidiaries has not maintained effective internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows of L&L Energy, Inc. and its subsidiaries, and our report dated July 29, 2010 expressed an unqualified opinion.

/S/ KABANI & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA

July 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
L&L Energy, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of L&L Energy, Inc. and its subsidiaries’ (the “Company”) as of April 30, 2011 and 2010, and the related consolidated statements of income and other comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L&L Energy, Inc. and its subsidiaries as of April 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), L&L Energy, Inc. and its subsidiaries’ internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 29, 2011 expressed an adverse opinion.

Kabani & Company

KABANI & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA

July 29, 2011

L & L ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30,

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,914,425	$7,327,369
Accounts receivable	24,017,391	17,304,949
Prepaid and other current assets	28,641,462	22,113,327
Other receivables	2,586,147	7,956,069
Inventories	6,633,019	9,605,103
Total current assets	66,792,444	64,306,817

Property, plant, equipment, and mine development, net	96,479,552	37,387,194
Construction-in-progress	44,943,609	17,211,093
Intangible assets, net	902,555	1,050,222
Goodwill	2,988,175	248,247
Restricted Cash	544,588	-
Long term receivable	7,272,828	1,259,151
Related party notes receivable	7,428,574	7,141,800
Total non-current assets	160,559,881	64,297,707

TOTAL ASSETS	$227,352,325	$128,604,524

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,439,460	$1,995,513
Accrued and other liabilities	717,298	1,225,294
Other payables	7,546,391	15,144,920
Payables-related party	17,264,815	200,000
Due to officer	1,070,000	-
Taxes payable	18,835,276	10,387,265
Customer deposits	4,338,424	3,937,770
Bank loans	5,385,030	-

Total current liabilities	58,596,694	32,890,762

LONG-TERM LIABILITIES
Bank loans	-	4,146,950
Long term payables - related party	800,000	800,000
Asset retirement obligation	1,978,877	507,279
Total long-term liabilities	2,778,877	5,454,229

Total Liabilities	61,375,571	38,344,991

Commitments and contingencies

EQUITY:
L&L ENERGY STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 120,000,000 shares authorized: 32,277,579 and 28,791,735 shares issued and outstanding at April 30, 2011 and April 30 2010, respectively	32,278	28,792
Additional paid-in capital	48,054,391	32,781,365
Deferred stock compensation	-	(557,202)
Accumulated other comprehensive income	6,502,542	699,755
Retained Earnings	81,888,339	45,108,530
Treasury stock, at cost (1,259,000 shares )	(309,298,560)	(396,000)
Total L & L Energy stockholders' equity	136,446,621	77,665,240
Non-controlling interest	29,530,133	12,594,293
Total equity	165,976,754	90,259,533
TOTAL LIABILITIES AND EQUITY	$227,352,325	$128,604,524

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED APRIL 30,

	2011	2010	2009
NET REVENUES	$223,851,105	$109,217,838	$40,938,128
COST OF REVENUES	154,064,768	57,036,887	17,946,206
GROSS PROFIT	69,786,337	52,180,951	22,991,922

OPERATING COSTS AND EXPENSES:
Salaries & wages-selling, general and administrative	8,649,292	2,560,128	481,128
Selling, general and administrative expenses, excluding salaries and wages	12,144,259	7,295,223	3,515,667
Total operating expenses	20,793,551	9,855,351	3,996,795

INCOME FROM OPERATIONS	48,992,786	42,325,600	18,995,127
OTHER INCOME (EXPENSE):
Interest expense	(482,129)	(196,558)	(265,186)
Other income (expense)	1,407,364	498,184	(170)
Total other income (expense)	925,235	301,626	(265,356)

INCOME BEFORE PROVISION FOR INCOME TAXES	49,918,021	42,627,226	18,729,771
LESS PROVISION FOR INCOME TAXES	7,517,533	4,531,088	1,219,457
INCOME FROM CONTINUED OPERATIONS	42,400,488	38,096,138	17,510,314

Income from continued operations attributable to non-controlling interests	5,620,679	7,040,555	7,315,330
Income from continued operations attributable to L & L	36,779,809	31,055,583	10,194,984

DISCONTINUED OPERATIONS
Gain (loss) on disposal	-	1,017,928	(382,961)
Net income from discontinued operations	-	834,181	145,220
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	1,852,109	(237,741)

NET INCOME	$42,400,488	$39,948,247	$17,272,573

Net income attributable to non-controlling interests	$5,620,679	$7,040,555	$7,315,330
Net income attributable to L & L	36,779,809	32,907,692	9,957,243

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	6,502,542	29,842	569,574
COMPREHENSIVE INCOME	$48,903,030	$39,978,089	$17,842,147

Comprehensive income attributable to non-controlling interests	$5,620,679	$7,040,555	7,315,330
Comprehensive income attributable to L & L	43,282,351	32,937,534	10,526,817

INCOME PER COMMON SHARE – basic from continued operation	$1.24	$1.27	$0.47
INCOME PER COMMON SHARE – basic from discontinued operation	$-	$0.08	$(0.01)
INCOME PER COMMON SHARE – basic	$1.24	$1.35	$0.46

INCOME PER COMMON SHARE – diluted from continued operation	$1.21	$1.21	$0.47
INCOME PER COMMON SHARE – diluted from discontinued operation	$-	$0.07	$-0.01
INCOME PER COMMON SHARE – diluted	$1.21	$1.28	$0.46

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	29,764,705	24,375,508	21,492,215

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - diluted	30,422,393	25,748,036	21,822,215

The accompanying notes are an integral part of these consolidated financial statements.

L&L ENERGY, INC.
CONSOLIDATED STATEMENT OF EQUITY
FOR THE YEARS ENDED APRIL 30, 2011, 2010, AND 2009
					Accumulated
			Additional	Deferred	Other
	Common Stock		Paid-in	Compensa-	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	tion	Income	Earnings	Stock	Total
Issuance of Shares	698,015	698	854,496	-	-	-	-	855,194
Warrants converted to shares	92,374	93	64,885	-	-	-	-	64,978
Issuance of common stock for acquisition	400,000	400	1,599,600	-	-	-	-	1,600,000
Issuance of common stock for service	663,713	664	1,273,404	-	-	-	-	1,274,068
Cancellation of Shares	(1,711,616)	(1,712)	(4,166,502)	-	-	-	-	(4,168,214)
Amortization of deferred compensation	-	-	-	42,000	-	-	-	42,000
Shareholder sold 400,000 shares to the Company for $1	-	-	396,000	-	-		(396,000)	-
Foreign currency translation adjustment	-	-	-	-	569,574	-	-	569,574
Net income	-	-	-	-	-	9,957,243	-	9,957,243
Balance as of April 30, 2009	21,202,200	$21,202	$10,000,693	$(63,667)	$669,913	$12,200,838	$(396,000)	$22,432,979

Issuance of common stock for cash	3,258,911	3,259	9,173,972	-	-	-	-	9,177,231
Exercise 3,211,176 warrants	3,211,176	3,211	3,912,744	-	-	-	-	3,915,955
Cashless exercise of 511,700 warrants	295,348	296	(296)	-	-	-	-	-
Beneficial conversion feature for convertible debt	-	-	100,000	-	-	-	-	100,000
Conversion of $100,000 note and $4,000 interest	160,000	160	103,840	-	-	-	-	104,000
Issued 29,902 shares for compensation	29,902	30	139,148	-	-	-	-	139,178
Issued 634,198 shares for services	634,198	634	1,287,485	-	-	-	-	1,288,119
Issuance of 336,000 warrants for compensation	-	-	302,955	-	-	-	-	302,955
Increase controlling interest in subsidiary	-	-	7,760,824	-	-	-	-	7,760,824
Amortization of deferred compensation	-	-	-	(493,535)	-	-	-	(493,535)
Foreign currency translation adjustment	-	-	-	-	29,842	-	-	29,842
Net income	-	-	-	-	-	32,907,692	-	32,907,692
Balance as of April 30, 2010	28,791,735	$28,792	$32,781,365	$(557,202)	$699,755	$45,108,530	$(396,000)	$77,665,240

Issued 529,143 shares for compensation	529,143	$529	$4,191,631	$-	$-	$-	$-	$4,192,160
Issued 796,394 shares for cash	796,394	796	4,332,697	-	-	-	-	4,333,493
Exercise of 1,888,750 warrants for cash	1,888,750	1,889	4,727,861	-	-	-	-	4,729,750
Cashless exercise of 554,105 warrants for 271,557 shares	271,557	272	（272）	-	-	-	-	-
Cash received for warrant extension	-	-	50,000	-	-	-	-	50,000
40,000 Incentive stock options issued for compensation	-	-	282,444	-	-	-	-	282,444
2,000 Warrants issued for compensation	-	-	18,736	-	-	-	-	18,736
Amortization of deferred compensation	-	-	-	557,202	-	-	-	557,202
Foreign currency translation adjustment	-	-		-	5,802,787	-	-	5,802,787
Reacquisition of treasury stock	-	-	1,229	-	-	-	(1,229)	-
Sales of treasury stock	-	-	2,034,630	-	-	-	370	2,035,000
Net income	-	-	-	-	-	36,779,809	-	36,779,809
Balance as of April 30, 2011	32,277,579	$32,278	$48,420,321	$-	$6,502,542	$81,888,339	$(396,859)	$136,466,621

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,400,488	$39,948,247	$17,272,573
Adjustments to reconcile net income to net cash provided by operating activities:
Income from non-controlling interest	5,620,679	7,040,555	7,315,330
Depreciation and amortization	6,093,807	1,398,727	481,863
Stock compensation	5,050,542	505,800	1,352,453
Amortization of debt discount	-	100,000	-
Gain on sale of subsidiary	-	(1,017,928)	382,961
Accretion of asset retirement obligation	98,165	-	-
Changes in assets and liabilities, net of businesses acquisitions:	-	-	-
Accounts receivable	(6,712,442)	(95,469)	(16,403,858)
Prepaid and other current assets	(6,350,706)	(10,237,627)	(12,020,070)
Inventories	2,972,084	(7,459,437)	(188,004)
Other receivable	158,678	(9,766,579)	-
Long term receivable	-	(1,259,151)	-
Accounts payable and other payable	(15,665,441)	9,208,435	7,667,605
Customer deposit	(670,086)	4,185,463	(11,244)
Accrued and other liabilities	(627,787)	275,517	1,468,957
Increase in deposit	(544,588)	-	-
Taxes payable	8,447,294	3,833,131	3,811,741
Note receivable	(7,272,828)	-	-
Net cash provided by (used in) discontinued operation	-	-	13,109,093
Net cash provided by operating activities	27,377,180	29,619,129	16,924,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,630,731)	(18,310,477)	(7,820,446)
Acquisition of intangible assets	-	-	(2,507,331)
Construction-in-progress	(37,034,429)	(15,125,959)	(2,085,133)
Change in non-controlling interest due to acquisition and disposal	-	(427,894)	(2,451,697)
Acquisition of businesses, net of cash acquired	(639,985)	(4,561,561)	-
Payable to acquiree	-	-	-
	-	-	-
Increase in related party receivable	6,652,888	(1,158,164)	(2,362,322)
Net cash (used in) provided by investing activities	(35,652,257)	(39,584,055)	(17,226,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term payable	-	-	3,000,000
Increase in bank loan	-	-	-
Payment on bank loans	(1,839,080)	(141,703)	-
Due to officer	1,070,000	-	-
Investment from non-controlling interest	-	-	-
Repayment of advances to shareholder	(7,598,529)	(910,791)	-
Proceeds from issuance of convertible debt	-	100,000	-
Proceeds from issuance of common stock	4,333,493	9,865,629	833,786
Proceeds from warrant extension	50,000	-	-
Proceeds from Treasury stock sold	2,035,000	-	-
Payments for costs related to issuance of common stock		(688,398)	-
Warrants converted to common stock	4,729,750	3,915,955	50,000
Net cash provided by financing activities	2,780,634	12,140,692	3,883,786

Effect of exchange rate changes on cash and cash equivalents	3,081,499	52,892	569,574

INCREASE IN CASH AND CASH EQUIVALENTS	(2,412,944)	2,228,658	4,150,501
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,327,369	5,098,711	948,210
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,914,425	$7,327,369	$5,098,711
	-	-	-
SUPPLEMENTAL INFORMATION
INTEREST PAID	$196,418	$196,558	$265,186
INCOME TAX PAID	$773,738	$158,746	$1,219,457

NON-CASH INVESTING AND FINANCING ACTIVITY:
The Company issued 400,000 shares to acquire 60% interest in L&L Coal Partners	$-	$-	$1,600,000
1,708,283 shares returned by subsidiary as part of spin off	$-	$-	$4,168,214
Increase controlling interest in subsidiary	-	7,760,824	-
Issue 160,000 shares on conversion of $100,000 note and accrued interest	$-	$104,000	$-
Payable to Daping shareholders	$17,064,815	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

L & L Energy, Inc.

Notes to Consolidated Financial Statements

For the Years Ended April 30, 2011, 2010 and 2009

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L ENERGY, INC. (“L&L” and/or the “Company”) was incorporated in Nevada, and is headquartered in Seattle, Washington.  Effective on January 4, 2010, the State of Nevada approved the Company’s name change from L&L International Holdings, Inc. to L & L Energy, Inc.  The Company is a coal (energy) company, and started its operations in 1995. Coal sales are made entirely in China, from coal mining, clean coal washing, coking and coal wholesales operations. At the present time, the Company conducts its coal (energy) operations in Yunnan and Guizhou provinces, southwest China. As of April 30, 2011, the Company has six operating subsidiaries; KMC and Tai Fung which have coal wholesale operations and Ping Yi Coal Mine (washing and mining operations “PYC”), two coal mining operations (DaPuAn Mine and SuTsong Mine) including DaPuAn’s coal washing operations (the “2 Mines” or “LLC”),and L&L Yunnan Tianneng Industry Co. Ltd. (including Hong Xing coal washing and ZoneLin coking operations) (“TNI”), DaPing Coal Mine(mining operation “DaPing”). On August 1, 2009, the Company increased its ownership of the two coal mining operations (the “2 Mines”), from 60% to 80%.

         KMC acquired 100% equity of PYC on January 18, 2010 with an effective acquisition date of November 1, 2009.  L&L formed a new subsidiary TNI in the Yunnan province, China, and owns and 98% of controlling interest of TNI.  Through TNI, L&L acquired 100% equity of ZoneLin Coal Coking Factory in China (“ZoneLin”) on February 3, 2010 with an effective acquisition date of November 1, 2009; and acquired 100% equity of SeZone County Hong Xing Coal Washing Factory (“Hong Xing”) on January 1, 2010 with an effective acquisition date of November 30, 2009. L&L acquired 60% equity of DaPing on March 15, 2011.

         The Company disposed of its majority interest of LEK air-compressor operations in January of 2009.  The Company acquired 93% equity interest in Hon Shen Coal Co., Ltd. (“HSC”) in July 2009 and October 2009, then disposed of HSC to Guangxi LuzhouLifu Machinery Co. Limited in April 2010 resulting a discontinued operation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The fully consolidated financial statements include the accounts of (i) the Company, (ii) its 100% ownership of KMC subsidiary including coal wholesale and PYC coal mine, (iii) 80% of operations of LLC “2 Mines” including both coal mining and coal washing, (iv) 93% of , and HSC, and 98% of TNI (coal washing and coking operations).  The Company fully consolidates 100% of the assets, liabilities of its subsidiaries and shows the non-controlling interests owned by their respective owners as Non-Controlling Interests.  The results of operations of our subsidiaries less amounts attributable to non-controlling interest owners are net income attributable to the Company.  All inter-company accounts and transactions are eliminated.

         Use of Estimates - The preparation of financial statements, in conformity with US GAAP, accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We base these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results may differ from management’s estimates.

         Cash and Cash Equivalents - Cash and cash equivalent consist of cash on deposit with banks and cash on hand.  The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United States. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not insured and amounted to $4,350,383 and $2,428,509 at April 30, 2011 and 2010, respectfully. As of April 30, 2011 and 2010, the Company had deposits totaling $172,119 and $2,529,565(in excess of federally insured limits), in U.S. Banks.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

         Accounts receivable - The Company’s maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of April 30, 2011 and 2010, the Company determined that no reserve for accounts receivable was necessary.  No allowance for doubtful accounts or sales returns deemed necessary.

         Inventories - Inventories are stated at the lower of cost and net realizable value, as determined on a moving average basis.

         Non-controlling Interest - In 2009, the Company purchased 60% interests in 2 Mines and subsequently increased the ownership to 80% during 2010.  Certain amounts presented for prior periods previously designated as minority interest have been reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, which established new standards governing the accounting for and reporting of non-controlling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCI prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Minority interest” balance previously included in the “Other liabilities” section of the consolidated balance sheets to a new component of equity with respect to NCI in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statements of income and other comprehensive income, largely identifying net income including NCI and net income attributable to the Company.

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

       Property, Plant, Equipment, and Mine Development - Property, Plant, Equipment, and Mine Development are stated at cost, less accumulated depreciation. Costs of mine development, expansion of the capacity of or extending the life of our mine are capitalized and principally amortized using the units-of-production method over the actual tons of coals produced directly benefiting from the capital expenditure. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives.  Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Building, mining structure, and plant are related to our coal mining related operations. The mining structure includes the main and auxiliary mine shafts, underground tunnels, and other integrant mining infrastructure. Depreciation for the mine shafts is provided to write off the cost of the mining structure using the units of production method based on in-place reserves.

         The estimated useful lives for each category of the fixed assets are as follows:

Building, Mining Structure and Plant	20 to 25 Years
Motor Vehicles and Equipment	5 Years
Machinery	10 to 12.5 Years

         Impairment of Long-Lived Assets - The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of April 30, 2011 and 2010, there was no impairment of its long-lived assets.

       Goodwill and Other Intangibles - The Company applies Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other Intangible Assets, to record goodwill and intangible assets.  In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. The Company assesses annually whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year.  The Company performs its annual impairment test in the fourth quarter of each year.  The Company has identified its operating segments as its reporting units for purposes of the impairment test.  The Company’s existing goodwill and intangible assets are associated with its mining, washing and coking segments.  The Company then determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit.  Calculating the fair value of the reporting units requires significant estimates and assumptions by management.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, there is an indication that the reporting unit goodwill may be impaired and a second step of the impairment test is performed to determine the amount of the impairment to be recognized, if any. The Company believes that as of April 30, 2011 and 2010, there was no impairment of its goodwill.

          Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  GAAP also requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. As of April 30, 2011, income tax positions must meet a more-likely-than-not recognition threshold to be recognized.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

         Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  No material deferred tax amounts were recorded at April 30, 2011 and 2010, respectively.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

         The charge for taxation is based on the results for the reporting period as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

The Company is subject to federal and state tax jurisdictions.  The Company’s tax years for 2008 to present are subject to examination by the taxing authorities.  With a few exceptions, the Company is no longer subject to federal and state examinations by taxing authorities for years before 2008.

As of May 1, 2010, the Company had no material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing ASC 740. There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended April 30, 2011.

The Company files income tax returns in the U.S. Federal and Washington jurisdictions.  As of the date of adoption of ASC 740 and for the year ended April 30, 2011, the Company’s tax returns remain open to examination by the Internal Revenue Service and the Washington tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of provision for income tax.  As of the date of adoption of ASC 740 and for the year ended April 30, 2011, the Company had accrued no interest or penalties related to uncertain tax positions.

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

Fair Value Measurements - ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables, certain other current assets and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

Concentration of Risk –Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, restricted cash deposit and accounts receivable.  The Company’s cash, cash equivalents and restricted cash deposits were deposited with U.S. and PRC banks and other financial institutions and amounted to  $5,459,013 at April 30, 2011. The Company does not believe there is significant risk of non-performance by the counterparties. For the year ended April 30, 2011, we had one major customer who purchased 13% (approximately $29.4 million in value) of the Company’s total sales and represented $6,106,411 or 25% of accounts receivable.  In addition, one major supplier provided over 10% (approximately $12.9 million) of our total purchases. We currently have fully paid off the corresponding accounts payable.

Advertising Costs - The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the years ended April 30, 2011, 2010 and 2009 were not significant.

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

Reclassification - Certain reclassifications have been made to the 2009 and 2010 consolidated financial statements to conform to the 2011 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

New accounting pronouncements

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). In accordance with ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of this standard on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. This ASU will become effective for the company beginning in the quarter ended January 31, 2012 and we do not expect an impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The adoption of this standard is not expected to have an impact on our financial position or results of operations because none of our reporting units have zero or negative carrying amounts.

In December 2010, FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The Company is currently assessing the impact of the adoption of this guidance.

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

In addition to the initial 2,000,000 RMB paid in August 2009,thet Company made additional payments of 200,000 RMB in October 2009 and 400,000 RMB in November 2009, for a total of 2,600,000 RMB (equivalent to approximately US$380,000) of the aggregate 26,400,000 RMB purchase price.

The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition of the HSC coal washing facility:

Allocation of purchase price:
Current assets	$3,162
Fixed assets	2,137,251
Intangible assets	405,007
Fair value of assets	$2,545,420
Less: Fair value of liabilities	297,028
Net assets acquired	$2,248,392
Non-controlling interest	$786,937

The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition of the HSC coking facility:

Allocation of purchase price:
Current assets	$542,148
Property, plant and equipment	2,734,277
Intangible assets	1,048,097
Fair value of assets	$4,324,522
Less: Fair value of liabilities	2,204,983
Net assets acquired	$2,119,539
Non-controlling interest	$148,368

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

Ping Yi Mine

On January 18, 2010, the Company, through an indirect subsidiary, Baoxing Economic and Trade Co., entered into an Acquisition Agreement to acquire 100% of the Ping Yi Coal Mine (“PYC”), with an effective date of November 1, 2009, for a purchase price of 27,042,593 RMB (equivalent to approximately US$3,955,041).  The Company paid 23,042,593 RMB (equivalent to US$3,369,390) upon signing of the Acquisition Agreement.  An installment of 1,000,000 RMB (equivalent to US$146,412) was payable in February 2010.. The remaining balance of 3,000,000 RMB (equivalent to US$439,239) is payable two years after signing of the Acquisition Agreement. As of 4/30/2011, there was no outstanding payment for acquisition for Ping Yi mine.

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

Luping County ZoneLin Coal Coking Factory in China (“Zonelin”)

On February 3, 2010, the Company through its 98% owned subsidiary, TNI, acquired 100% equity of Zonelin by entering into an Acquisition Agreement for a purchase price of 13,675,000 RMB (equivalent to US$2,000,000).  The Company has paid 6,837,500 RMB (equivalent to US$1,000,000) of the purchase price and the remaining balance of 6,837,500 RMB (equivalent to US$1,000,000) is payable in five annual installments with the first payment due by the first  anniversary of the signing of the acquisition agreement.

The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:
Current assets	$3,170,432
Property, plant and equipment	2,892,758
Intangible assets	662,472
Fair value of assets	$6,725,662
Less: Fair value of liabilities	4,725,662
Net assets acquired	$2,000,000
Noncontrolling interest	$40,000

DaPing Coal Mine

On March 25, 2011, the Company entered into an Acquisition Agreement to acquired 60% equity of the DaPing Coal Mine (“DaPing”), with an effective date of March 15, 2011, for a purchase price of 112,080,000 RMB (equivalent to approximately US$17,064,815).An initial installment of 10,000,000 RMB (equivalent to US$1,522,557) was payable in April 2011, but has not yet been paid by the Company.  After meeting five requirements, 30% of the total purchase price, RMB33, 624,000(equivalent to US$5,119,445), should be paid within three months after the first 30 days of signing this agreement. The remaining balance of 68,456,000 RMB (equivalent to US$10,422,814) is payable after meeting another 3 requirements subsequent.

The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:
Current assets	$528,914
Property, plant and equipment	3,899,314
Intangible assets (Goodwill of 2,563,385)	26,673,895
Fair value of assets	31,102,123
Less: Fair value of liabilities	14,037,308
Net assets acquired	$17,064,815
Noncontrolling interest	$9,626,043

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the acquisition of PYC, Zonelin and Hong Xing, Daping, Tai Fung, presented in the aggregate, collectively, had been completed on May 1, 2010, 2009 and 2008

	For the year ended
	30-Apr-11	30-Apr-10	30-Apr-09

Net revenue	$225,376,960	$145,478,045	$55,092,309
Income from operation	49,546,121	45,286,928	20,395,379
Net income	$42,953,823	$34,034,411	$10,772,502
Basic proforma earnings per share	$1.44	$1.14	$0.44
Diluted proforma earnings per share	$1.41	$1.12	$0.42

Tai Fung Energy Inc. (“Tai Fung”)

On March 8, 2011, the Company entered into an Operating Agreement to invest up to RMB 20,000,000 (equivalent to US$3,063,069) in a newly established entity, Tai Fung, a Chinese company established in SeZone Country, Yunnan Province, PRC on March 8, 2011. TaiFung is a marketing and distributing company of coals throughout China and has yet to begin operation as of April 30, 2011. The net assets on acquisition date comprise only cash contributed by the 2% non controlling interest.

The investment represent 98% control of Tai Fung and the investment is accounted for in accordance with ASC 805 and consolidated with the financial statements contained herein.   The Company has paid RMB 4,178,718 (equivalent to US$639,985) as of April 30, 2011. The Operation Agreement is subject to renew after six years from the execution date the agreement.

NOTE 4.  RESTRICTED CASH

Long-term restricted cash represents the bank deposits placed as guarantee for the future payments of costs related to land subsidence, restoration, rehabilitation and environment protections required by the local province government authority.

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Cash advances are made to coal suppliers to guarantee a certain delivery of coal to us at a specified time and price. Since the demand for coal is high, we set up agreements with these suppliers, with cash deposits, to ensure a constant supply of coal to our washing and coking facilities. By signing purchase agreements with our suppliers which provide for the payment of deposits over a certain period of time, we ensure that our suppliers will deliver their coal to us in a timely manner. Certain agreements impose penalties on the suppliers for non-compliance.

         All of the Company’s Bill receivable is Bank Acceptance from our customers. Bank’s Acceptance is a promised future payment, or time draft, which is accepted and guaranteed by a bank  and drawn on a deposit at the bank by the buyer. The bank acceptance specifies the amount of money, the date, and the company to which the payment is due. After acceptance, the draft becomes an unconditional liability of the bank. But the holder of the draft can sell (exchange) it for cash at a discount to a bank or endorse it to another company instead of cash payment.

         The Company provides advances to employees for them to handle incidentals in our mines, washing and coking expansion projects as these facilities are far away from our headquarters in Kunming. There were no advances to officers or directors.

Prepaid expenses and other current consist of the following at April 30:

Description	2011	2010
Advances to suppliers	$14,389,107	$10,770,087
Bill receivable	12,345,103	8,713,763
Advances to employees	1,518,454	2,580,222
Other	388,798	49,255
	$28,641,462	$22,113,327

NOTE 6.OTHER RECEIVABLES

         Other receivables consist of the following at April 30:

Description	2011	2010
Short term loans to business associates	$927,736	$6,608,247
HSC receivable (note 3)	1,259,151	1,259,151
Other	399,260	88,671
Total	$2,586,147	$7,956,069

NOTE 7. INVENTORIES

         Inventories are primarily related to coal located at KMC, 2 Mines, and TNI. Inventories consist of the followings of April 30:

Description	2011	2010
Raw Coal	$2,952,157	$9,054,714
Coke Coal	537,072	395,233
Fine Coal	3,143,790	155,156
Total	$6,633,019	$9,605,103

NOTE 8.  PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

         Property, plant, equipment and mine development consist of the following as of April 30:

Description	2011	2010
Mine development	$27,241,647	$22,553,879
Mineral rights	45,306,336	3,832,288
Building and improvements	9,736,380	2,025,661
Machinery and equipment	24,329,509	12,872,896
	106,613,872	41,284,724
Accumulated depreciation	(10,134,320)	(3,897,530)
Property, Plant and Equipment, net	$96,479,552	$37,387,194

Depreciation and amortization expense was$5,841,073, $1,085,798 and$481,863for the twelve months ended April 30, 2011, 2010 and 2009, respectively.

We have reclassified Mineral Rights as Property, Plant, Equipment and Mine Development. Mineral Rights were disclosed as Intangible Assets in prior financial statements. We amortize our mining rights using the units-of-production basis in fiscal year 2011.

Mineral rights represent the exclusive right, granted by the Chinese government, to operate the 2 Mines, PYC and DaPing.  The rights were acquired in the first quarter of 2008 as a result of the acquisition of the “2 Mines” on May 1, 2008 and on November 1, 2009, and the acquisition of the DaPing on March 15, 2011, respectively. The Company has elected to use unit-of-production method to depreciate its mineral rights.

NOTE 9. CONSTRUCTION IN PROGRESS

         Construction in progress includes mine development, ventilation and electrical system improvements for the PingYi mine, the two coal mines, and DaPing mine, building of staff quarters, and beginning construction of a sewage treatment system and road expansion for the washing facilities. Construction in progress was $44,943,609 and $17,211,093 as of April 30, 2011 and as of April 30, 2010, respectively.

Capitalized Interest

The Company capitalizes interest on construction in progress related to specific mining projects. The methodology for capitalizing interest on general funds begins with a determination of the borrowings applicable to the qualifying assets. The basis of this approach is the assumption that the portion of the interest costs that are capitalized on expenditures during an asset’s acquisition period could have been avoided if the expenditures had not been made. This methodology takes the view that if funds are not required for construction then they would have been used to pay off debt. The primary debt instrument included in the rate calculation of capitalized interest incurred for the year-ended April 30, 2011 was the Company’s bank loans (as defined under Note 16, “Bank Loans”). The interest to be capitalized for any period is derived by multiplying the average rate of interest times the average qualifying assets during the period, not to exceed the total interest on the qualifying debt instruments. To qualify for interest capitalization, the Company must continue to make progress on the development of the assets. Capitalized interest costs were approximately $320,788, $172,766 and $0 for 2011, 2010 and 2009, respectively.

NOTE 10.  INTANGIBLE ASSETS

Customer relationship and technology assets are being amortized over a period of 7 years.  Amortization expense was $213,903 and $41,208 at April 30, 2011 and 2010, respectively. No amortization expense was recorded for the year ended April 30, 2009.

                                                                                                                                                                                76

Intangible assets consist of the following at April 30,

Description	2011	2010
Technology	$273,224	$260,002
Customer Relationship	873,706	831,428
	1,146,930	1,091,430
Accumulated amortization	(244,375)	(41,208)
	$902,555	$1,050,222

We have reclassified Mineral Rights to Property, Plant, Equipment and Mine Development. Mineral Rights were disclosed as Intangible Assets in prior financial statements.

Note 11.  LONG TERM RECEIVABLE

As of April 30, 2011, the Company entered into several agreements with Colorado-based Bowie Resources, LLC and have loaned a total of approximately $7 million.  The loan originally carried an interest rate of nine (9) percent which has since increased to eleven (11) percent.  The loan is co-senior with another lender.  The total owing to the Company as of April 30, 2011 is $7,272,828 include interest of $230,815.  In additional to the loan, the Company has secured exclusive rights to market coal from Bowie to China, Taiwan, Japan and Korea.

NOTE 12.  RELATED PARTY TRANSACTION

         The Company loaned money to various entities who have non-controlling interests with the Company.  Those loans are notes receivables, secured by assets and machinery of the various mines or businesses indicated below.  Because the borrowers under the notes have business in which the Company has an interest, the Company believes the borrowers are considered as related parties.  Total amount of the related party transactions are approximately $7.4 million as of April 30, 2011 which is tabled below.  While in the prior year, as of April 30, 2010, total related party transactions amounted transaction amounts to approximately $7.1 million including approximately $5.5 million is a loan to non controlling interest shareholders of 2 Mines, approximately $1.5 million for an advance to a KMC manager for the development of the Tian-Ri Coal Mine.

Borrowers	USD	Maturity	Collateralized by
Associates to TianRi Coal Mine	1,549,961	May 1, 2015	Mining equipment
Associates to SuTsong	2,771,809	May 1, 2015	Mine Assets
Associates to DuPuAn	2,761,248	May 1, 2015	Mine Assets
Yunnan Tinnan Co. Ltd.	191,698	May 1, 2015	Machinery
Others	153,858	Various dates
	$ 7,428,574

As of April 30, 2011 and 2010, the Company had the following other payables to the related parties as listed below:

Payable-related party	30-Apr-11	30-Apr-10
Payable to previous owners of ZoneLin (less non-current)	$200,000	$200,000
Payable to previous owners of DaPing Coal Mine	17,064,815	0
Total current Payable-related party	$17,264,815	$200,000
Payable to previous owners of ZoneLin(non-current)	$800,000	$800,000
Total Payable-related party	$18,064,815	$1,000,000

Total Payable-related party was $18.1 million as of April 30, 2011. None of these payables bear interest and they are not collateralized by any assets of the Company. $17 million was part of the consideration payable to the owner of the acquisition of DaPing coal mine during the year ended April 30, 2011

Due to officer	30-Apr-11	30-Apr-10
Dickson Lee	$420,000	$-
Robert Lee	650,000	-
Total due to officer	$1,070,000	$-

In 2011, Dickson Lee and Robert Lee granted $1.07 million temporary interest free loans to support funding of Bowie mine in 2011.

NOTE 13.  ASSET RETIREMENT OBLIGATION

The Company accounts for asset retirement obligations in accordance with ASC 410-20-25, Accounting for Asset Retirement Obligations.  This statement generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred.  Obligations normally are incurred at the time development of a mine commences for underground mines or construction begins for support facilities and refuses areas.  The future obligation primarily relates to closure of mines, reclamation of surface land and support upon cessation of mining. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value.  Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset.  Amortization of the related asset is calculated on a unit-of-production method.  The Company reviews the asset retirement obligation at least annually and makes necessary adjustments for permitted changes as granted by government authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset.

Each mine is required by the respective local province government authority to deposit money in an escrow account on an annual basis. The amount is calculated based on the number of tons specified in the mining rights. The Company can only utilize the funds in the escrow account for expenses related to retirement of the mines, such as land subsidence, restoration, rehabilitation and environment protection. Any unused funds will be returned to the Company upon the closure of the mines. The amount held in the escrow accounts is accounted for as restricted cash.

As for the DaPuAn and SuTsong mines, the management estimates the asset retirement obligation at a rate of 3 RMB per ton based on total reserves at the end of the useful lives of the mines. The Company expects to extract approximately 10 million tons of coal over the expected useful lives (29 and 17 years for DaPuAn and SuTsong Mine respectively).  The interest rate used in the net present value calculation is 7%, which equates to a risk-free interest rate adjusted for the effect of the company's credit standing (a credit-adjusted risk-free rate). The credit-adjusted risk-free rate is deduced based on the yield curve for U.S. Treasury securities with corresponding maturity adjusted based on the company's credit standing.

As for the Ping Yi Mine, the management estimates the asset retirement obligation at a rate of 2 RMB per ton based on total reserves at the end of the useful lives of the mines. The Company expects to extract approximately 4.4 million tons of coal over the expected useful life of twelve years. The interest rate used in the net present value calculation is 7%.

      Da Ping Mine was acquired by the Company in March 2011. According to the mine reservation report, the management expects to extract approximately 15 million tons of coal over the remaining 26 years. Da Ping Mine is located in GuiZou Province and the management estimates the asset retirement obligation at a rate of 2 RMB per ton based on total reserves at the end of the useful lives of the mines. The interest rate used in the net present value calculation is 7%.

During the quarter ended July 31, 2010, the Company revised the forecasted cash flows used for the net present value calculations for DaPuAn, SuTsong and PingYi mines. The revisions to estimated cash flows pertain to revisions in the estimated amount and timing of required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages and third-party unit costs as of July 31, 2010. We based these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates. We evaluated the forecasted cash flows as of April 30, 2011, no revision was deemed necessary.

                The following is a summary of the change in the carrying amount of the asset retirement obligation during the years ended April 30, 2011 and 2010.

	2011	2010

Beginning balance at May 1	$507,279	$-
Liabilities incurred during the period	614,071	469,700
Liabilities settled during the period	-	-
Accretion of interest	98,165	37,579
Revisions in estimated cash flows	759,362	-
Ending balance at April 30	$1,978,877	$507,279

NOTE 14.  OTHER PAYABLES

            Other Payables consist of the following at April 30:

Description	30-Apr-11	30-Apr-10
Payable to business associates	$4,747,155	$9,098,023
Payable to previous owners of Ping Yi Coal Mine	0	433,670
Others	2,799,236	5,613,227
Total other payable	$7,546,391	$15,144,920

Total Other Payables was $7.5 million as of April 30, 2011. None of these payables bear interest and they are not collateralized by any assets of the Company. $4.7 million was a temporary interest free loan from a business partner. The other $2.8 million is for miscellaneous payment of fees related to maintenance, safety, employee training for security and environmental matters.

NOTE 15. TAXES PAYABLE

         Taxes payable consist of the following at April 30:

Description	April 30, 2011	April 30, 2010
VAT Payable	$5,546,296	$5,109,967
Income Tax Payable	10,622,221	3,878,426
Other Taxes Payable	2,666,759	1,398,872
Total Tax Payable	$18,835,276	$10,387,265

NOTE 16.  BANK LOANS

                During the third quarter of 2010, as part of the acquisitions of TNI and PYC, the Company assumed two loan agreements with banks in China.  The first loan with TNI was for RMB 14,300,000 or approximately $1,951,000.  This loan carried an interest rate of 5.4% per annum and matures on December 23, 2010, which was paid off. The second loan with PYC was for RMB 15,000,000 or approximately $2,307,870.  The loan carries an interest rate of 9.7% per annum and matures on February 26, 2011, but has since been extended by mutual agreement to February 26, 2012.  During the fourth quarter of 2011, as part of acquisition of DaPing, the Company assumed RMB 20 million bank loan or approximately $3,077,160 with interest rate of 9.18% per annum and matures on October 29, 2011. All loans are unsecured.

NOTE 17.  CONVERTIBLE DEBT

         On May 12, 2009, the Company issued to Silver Rock II, Ltd. an 8% convertible debenture and 500,000 warrants for a total consideration of $100,000.  The face value of the debenture is $100,000 and is due on May 6, 2012 with interest payable semi-annually. The warrants expire on May 06, 2012 and have an exercise price of $1.40 per share.

The debenture was fully discounted based on the relative fair value of the warrants and the calculated beneficial conversion feature. The Company has performed the derivative analysis in accordance with ASC 815, “Derivatives and Hedging” and determined that the warrants are considered “indexed to its own stock” and hence qualified for equity treatment.

On January 30, 2010, Silver Rock II, Ltd. exercised 250,000 warrants at $1.40 per share. The remaining 250,000 warrants were outstanding as of April 30, 2010 and April 30, 2011.

During the year ended April 30, 2010, Silver Rock II, Ltd. converted the debenture in its entirety and the accrued interest of $4,000 into 153,846 and 6,154 common shares of the Company, respectively. The unamortized discount was recognized as interest costs upon conversion and was reflected in the consolidated statements of income.

There was no new convertible debt issued by the Company during fiscal year 2011.

NOTE 18.  INCOME TAXES

         The Company’s main operations are located in China. The Company is subject to corporate income taxes primarily in two taxing jurisdictions, China (“PRC”), and the United States of America (“US”).  The income of the Company is mainly generated via its 2 Mines , KMC, and TNI which are foreign entities located in China. The Company incurs tax liability for the coal operations charged at 25% of net profit. As the 2 Mines (DaPuAn Mine and SuTsong Mine) are in a heavily regulated resource business in China, and HongXing and ZoneLin are in a form of proprietorship (are not incorporated as a corporation), thus they are subject a special tax rate equal to a 5% of total revenue proceeds, subject to provisional adjustments when the coal sale changes. As no cash or funds were repatriated from China to the U.S., the Company’s income was not subject to the U.S. federal taxation, under subpart F, income from controlled foreign company, of the U.S. Internal Revenue Code.

 There is immaterial amount of deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities.  For the years ended on April 30, 2011 and 2010, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

         The Company’s income tax liability for the years ended April 30,2011 and 2010 was $10,,622,221 and221 $3,878,426, respectively.  These tax payables to Chinese local governments can be postponed temporarily as we are a U.S. company bringing in U.S. management skills and investing capital to increase coal production and safety standards, beneficial to the Chinese local communities.  According to Chinese law, a new joint venture located in the western part of China may benefit under the “Go-West” policy to enjoy a special Chinese tax rebates from the government, thus there is a high probability that the 2 Mines, KMC and TNI tax liability payments may be delayed or mitigated.

The significant component for income taxes is described for both US and PRC operation as of April 30, 2011 and 2010 are described below.

a) United States of America

         As of April 30, 2011, the Company in the United States had $19,777,584 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years.  The deferred tax assets at April 30, 2011 consist mainly of net operating loss carry forwards.  Due to the uncertainty of the realization of the related deferred tax assets of $2,476,301, a reserve equal to the amount of deferred income taxes has been established at April 30, 2011.  The Company has provided 100% valuation allowance to the deferred tax assets as of April 30, 2011.

Uncertain Tax Position

Current authoritative guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For a tax position meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At April 30, 2011, the Company did not have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company is subject to examination of income tax filings in the U. S. for the tax periods 2008 and forward. As of April 30, 2011, no tax examination has been conducted.

b) People’s Republic of China (PRC)

         Pursuant to the PRC Income Tax Laws, the Company's subsidiaries are generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 25% for KMC.  The LLC, TNI and DaPing entities are owned in the form of partnerships, thus, the statutory rate is 5%.

The following table sets forth the significant components of the provision for income taxes for operation in PRC as of April 30:

	For the twelve month period ended April 30

	2011	2010
Consolidated pretax income	$49,923,290	$42,627,226
Expected income tax expense	16,973,919	14,761,622
Difference between statutory rate and foreign effective tax rate	(13,718,613)	(11,509,351)
Change in valuation allowance	4,262,228	1,278,817
Actual tax expense	$7,517,533	$4,531,088

Consolidated effective tax rate	15%	11%

NOTE 19. STOCKHOLDERS’ EQUITY

Stock Issued for Cash

For the twelve months ended April 30, 2011, the Company issued 796,394 shares of common stock for a gross proceed of $4,333,493 at $5.44 per share. The Company issued 1,888,750 common shares upon exercise of warrants and received $4,729,750 from warrants holders at an average price of $2.90 and $3.16.

Stock Issued for Compensation

As of April 30, 2011, the Company issued 192,711 common shares to Dickson Lee, 94,901 common shares to Clayton Fong and 241,531 common shares to other key employees (total529,143 shares).  The Company recorded stock based compensation expense for a total of $4,192,160.

During the fourth quarter, 40,000 stock options and 2,000 warrants were issued for compensation and recorded stock-based compensation expense of $282,444 and $18,736, respectively. (See Note 20 and Note 24).

Treasury Stock

During the year ended April 30, 2011, the Company recovered 1,229,000 shares of its common stock and sold 370,000 shares to investors.  In accordance with US generally accepted accounting principles, the Company recorded an increase to additional paid-in-capital of $1,229 and $2,034,630, respectively, as a result of the recovered and sold treasury shares. At April 30, 2011, the Company owned a total of 1,259,000 of its own shares.

 For the twelve months ended April 30, 2011, 1,325,537 shares of our common stock were issued for compensation and fund raised with a value of $8,525,653. During the fourth quarter, 40,000 stock options and 2,000 warrants were issued for compensation with a value of $282,444 and $18,736, respectively.

The Board of Directors approved to issue shares in respect to the services provided by Dickson Lee, our CEO and Chairman of the Board, Clayton Fong, our Executive Vice President of Operations and other key employees during the 2011 fiscal year. As of April 30, 2011, the Company issued 192,711 shares to Dickson Lee, 94,901 shares to Clayton Fong and 241,531 shares to other key employees (total 529,143 shares), with the share value of $1,168,700, $655,900 and $2,367,561 (total $4,192,160), respectively; the Company issued 796,394 shares to investors with the share value of $4,333,493 and sold $2,035,000 treasury stock to investors to raise fund to purchase coal mine in USA

For the three and twelve months ended April 30, 2011, 20,700 and 2,442,855 warrants were exercised at average exercise price of $2.90 and $3.16, respectively, for cash proceeds of $60,000 and $ 4.73 million, respectively.

	For the twelve month period ended April 30,2011
	Shares	Amounts	Warrant/Stock option
Shares for compensation	529,143	$4,192,160
Shares for investors	796,394	4,333,493
Treasury stock for investors		2,035,000
Treasury stock in		(1,229)
Warrants extension		50,000
Subtotal	1,325,537	$10,611,882	-

Cash exercise of warrants	1,888,750	$4,729,750	1,888,750
Cashless exercise of warrants	271,557	-	554,105
Stock options issued for compensation		282,444	40,000
Warrant issued for compensation		18,736	2,000
Subtotal	2,160,307	$5,030,930	2,484,855

Total	3,485,844	$15,642,812	2,484,855

NOTE 20.WARRANTS

Warrants Issued for Compensation

   The Company has authorized 1,100,000 Class D warrants to be issued to executives and 4,000,000 Class E warrants to be issued to Directors.

During the year ended April 30, 2010, the Company issued 96,000 Class D warrants and 240,000 Class E warrants.  The warrants were fully vested as of April 30, 2010 and expire five years after issuance.  The weighted average grant date fair value for the warrants granted in the year ended April 30, 2010 was $0.90.

On June 18, 2010, the Company granted 1,000 warrants to a non-employee. The warrants were fully vested as of April 30, 2011 and expire five years after issuance.  The grant date fair value was $9.82.

On July 10, 2010, the Company granted 1,000 Class E warrants to a Director. The warrants were fully vested as of April 30, 2011 and expire five years after issuance.  The grant date fair value was $8.92.

         The fair value was estimated on the date of the grant using the Black-Scholes option-pricing model. The following table displays the weighted average assumptions that have been applied to estimate the fair value of warrants on the date of grant for the years ended April 30, 2011:

April 30, 2011
Expected life (years)	5.0
Risk-free interest rate	1.95%
Expected volatility	178%
Expected dividend yield	0%

(1)     Expected Life: The expected life was determined based on the option’s contractual term and employees’ expected early exercise and post-vesting employment termination behavior.

(2)     Risk Free Rate: The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponds to the expected term of the option calculated on the granted date.

(3)     Expected Volatility: Expected volatility is computed based on the standard deviation of the continuously compounded rate of return of days when the stock price changed over the historical period of the expected life of the options.

(4)     Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

Stock compensation expense was recognized based on awards expected to vest. FASB ASC Topic 718 requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

         Following is a summary of the status of warrants outstanding at April 30, 2011:

Type of Warrants	Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Executives-Class D	$2.25	10,000	1.90	$2.25
Directors-Class E	$3.00 - 9.34	210,916	3.50	$3.03
Non-employee	$11.22	1,000	4.13	$11.22
Total		221,916	3.52	$3.03

         As of April 30, 2011, all warrants outstanding for compensation were exercisable. The weighted-average grant-date fair value of warrants granted during the years ended April 30, 2011 was $9.37.

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

On October 8, 2009, the Company issued to various investors 882,613 five year warrants to purchase shares of the Company’s common stock pursuant to a stock purchase agreement.  The exercise price is $5.62 per common stock and is exercisable immediately. The Company issued 109,682 five year warrants to the placement agent with an exercise price of $6.11 that isis immediately exercisable.

On November 6, 2009, the Company issued to various investors 501,236 five year warrants to purchase shares of the Company’s common stock pursuant to a stock purchase agreement.  The exercise price is $5.62 per common stock and is exercisable immediately.  The Company issued 66,832 five year warrants to the placement agent with an exercise price of $6.11 that are immediately exercisable.

On June 1, 2010, the Company received a payment of $50,000 from an investor for extending the expiration date from June 1, 2010 to December 31, 2010 of the remaining 1,000,000 shares associated with warrant K that the investor owns. The investor exercised all the 1,000,000 shares before the extended expiration date. As such, no warrant K were outstanding as of April 30, 2011.

On January28, 2011, the Company issued to various investors 80,000 one year warrants to purchase shares of the Company’s common stock pursuant to a stock purchase agreement.  The exercise price is $9.50 per common stock and is exercisable immediately.

         The table below is a summary of all warrants activity as of April 30, 2011.

Warrants Roll-forward Summary

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Units	Price	Life (in years)
Outstanding at April 30, 2009	2,161,512	$2.50	1.53
Issued	5,835,276	$2.75
Exercised	(3,722,876)	$1.83
Cancelled	(888,583)	$3.00
Expired	-
Outstanding at April 30, 2010	3,385,329	$2.09	2.55
Issued	82,000	$9.52
Exercised	(2,442,855)	$3.16
Cancelled	-
Expired	-
Outstanding at April 30, 2011	1,024,474	$4.38	2.68
Exercisable at April 30, 2011	1,024,474	$4.38	2.68

NOTE 21. NON-CONTROLLING INTEREST

           As described in Note 1, to the consolidated financial statements, the Company has the majority controlling interest of L&L Coal Partners (2 coal mining operations), TNI, Tai Fung and DaPing.  During the fiscal year 2010, the Company increased its ownership interest in L&L Coal Partners to 80% from 60% at April 30, 2009.  The equity related to non-controlling interest as of April 30, 2011 represents 20% third party interest in L&L Coal Partners, 2% third party interest in TNI, 2% third party interest in Tai Fung, and 40% third party interest in DaPing.

Included below is a schedule of changes in ownerships interest for the year ended April 30, 2011:

	2011	2010

Beginning balance at May 1	$12,594,293	$12,731,987
Non-controlling interest related to acquisitions	11,315,161	995,305
Net income related to non-controlling interest	5,620,679	7,040,555
Increase in controlling interest		(7,760,824)
Non-controlling interest related to disposal		(412,730)
Ending balance at April 30	$29,530,133	$12,594,293

NOTE 22.  EARNINGS PER SHARE

           The Company only has common shares and warrants issued and outstanding as of April 30, 2011.  Under the treasury stock method of Earnings Per Share, the Company computed the diluted earnings per share, as if all issued warrants were converted to common stock, and cash proceeds were used to buy back common stock.

	For the Twelve Months Ended April 30
	2011	2010

Net income	$36,779,808	32,907,692
Number of Shares	29,764,705	24,375,508
Per Share - Basic	$1.24	1.35

Effect of dilutive shares	$657,688	1,372,528
Number of dilutive shares	30,422,393	25,748,036
Per Share - Diluted	$1.21	1.28

NOTE 23. COMMITMENTS AND CONTINGENCIES

           The Company has three operating leases: for the Seattle office, GuangZhou office and GuiZhou office.  All are non-cancelable leases, expiring in July 2011, November 2011 and February 2012, respectively. The non-cancelable operating lease agreement requires that the Company pays certain operating expenses, including management fees to the leased premises. The future minimum rental payments in less than a year and in greater than a year are $248,310 and $66,006 respectively.  The Seattle office lease was amended which extended the previous expiration date from July 2011 to July 2012.

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

NOTE 24.  STOCK INCENTIVE PLAN

On September 9, 2010, our Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”), which was approved by our shareholders at our annual meeting of the shareholders held on the same date. On February 17, 2011, the Company filed S-8 Registration Statement. The Stock Incentive Plan authorizes the Board of Directors or one or more of its members to grant options to eligible individuals to purchase shares of common stock of the Company..  Eligible individuals may be employees, non-employee members of the Board or the board of directors of any Parent or Subsidiary, and consultants who provide valuable service to the Company. Options to purchase Common Stock may be incentive stock options, stock units, stock appreciation rights or non-statutory stock options as determined by the Board of Directors or its delegate. 4,200,000 shares of Common Stock were reserved for issuance.

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

On March 5, 2011, the Company granted 40,000 stock options to its Independent Director Dennis Bracy at an exercise price of $7.65. The stock options were fully vested as of April 30, 2011 and expire five years after issuance.  The grant date fair value for this stock option was $7.06.

The following table displays the weighted average assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the year ended April 30, 2011:

2011
Dividend yield	-
Risk-free interest rate	2.17%
Expected volatility	156.61%
Expected lives	5 years

(1) Expected Life: The expected life was determined based on the option’s contractual term and employees’ expected early exercise and post-vesting employment termination behavior

(2) Risk Free Rate: The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponds to the expected term of the option calculated on the granted date.

(3) Expected Volatility: Expected volatility is computed based on the standard deviation of the continuously compounded rate of return of days when the stock price changed over the historical period of the expected life of the options.

(4) Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

.

Stock compensation expense was recognized based on awards expected to vest. FASB ASC Topic 718 requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The following summarizes pricing and term information for options outstanding as of April 30, 2011:

	Options Outstanding
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price

$7.65	40,000	4.85	$7.65

As of April 30, 2011, all stock options outstanding for compensation were exercisable. The weighted-average grant-date fair value of options granted during the year ended April 30, 2011 was $7.06.

The following table is a summary of stock option activity under the Stock Incentive Plan as of April 30, 2011and changes for the year then ended:

	Incentive Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)

Outstanding at May 1, 2010	-	$-	-
Granted	40,000	$7.65	-
Exercised	-	$-	-
Canceled	-	$-	-
Outstanding at April 30, 2011	40,000	$7.65	4.85

Exercisable at April 30, 2011	40,000	$7.65	4.85

NOTE 25.  SEGMENT INFORMATION

                    The Company reports its operations primarily through the following reportable operating segments: coal mining, coal wholesaling, coking coal washing revenue. The Company’s chief operating decision maker uses operating income as the primary measure of segment profit and loss.

For the years ended April 30,

Total Revenues (including intersegment sales)	2011	2010	2009
Coal mining revenue	$68,778,872	$55,811,737	$27,406,869
Coal wholesale revenue	32,207,744	16,190,761	13,531,259
Coking revenue	28,420,113	13,380,737	-
Coal washing revenue	115,835,774	27,285,179	-
	$245,242,503	$112,668,414	$40,938,128

Intersegment revenues	2011	2010	2009
Coal mining revenue	$-	$-	$-
Coal wholesale revenue	-	-	-
Coking revenue	-	-	-
Coal washing revenue	21,391,398	3,450,576	-
	$21,391,398	$3,450,576	$-

Net revenues	2011	2010	2009
Coal mining revenue	$68,778,872	$55,811,737	$27,406,869
Coal wholesale revenue	32,207,744	16,190,761	13,531,259
Coking revenue	28,420,113	13,380,737	-
Coal washing revenue	115,835,774	27,285,179	-
Less intersegment revenues	(21,391,398)	(3,450,576)	-
	$223,851,105	$109,217,838	$40,938,128

Net income attributable to L&L	2011	2010	2009
Coal mining	$33,184,569	$28,829,427	$13,531,259
Coal wholesale	2,160,436	1,327,310	-
Coking	2,879,286	1,170,982	-
Coal washing	11,022,569	5,106,648	-
Parent Company	(12,467,051)	(3,526,675)	(3,574,016)
	$36,779,809	$32,907,692	$9,957,243

Depreciation expense	2011	2010	2009
Coal mining	$4,470,306	$758,913	$440,467
Coal wholesale	56,462	24,607	-
Coking	294,285	143,708	-
Coal washing	724,024	59,893	-
Parent Company	295,996	45,995	41,396
	$5,841,073	$1,033,116	$481,863

Total assets	2011	2010	2009
Coal mining	$152,223,697	$95,128,900	$37,873,037
Coal wholesale	16,413,902	13,678,836	10,841,114
Coal coking	9,333,559	6,969,256	-
Coal washing	34,601,086	17,958,153	-
Parent Company (intercompany)	14,780,081	(5,130,621)	5,561,224
	$227,352,325	$128,604,524	$54,275,375

Quarterly Period Ended
	July 31		October 31,		January 31,		April 30,
	2010		2010		2011		2011
Net Revenue	$55,329,939		$57,417,686		$65,894,584		$45,208,896
Gross Profit	$18,605,676		$19,271,791		$21,390,178		$10,518,692
Income from operation	$14,599,395		$14,414,523		$16,510,334		$3,468,534
Other income (expense)	$(83,383)		$320,032		$158,982		$529,604
Net income	$10,938,514		$11,060,858		$12,584,630		$2,195,807
		July 31		October 31,		January 31,		April 30,
		2009		2009		2010		2010
Net Revenue		$12,745,050		$24,482,676		$37,956,263		$34,033,849
Gross Profit		$6,060,410		$12,673,264		$16,048,159		$17,399,118
Income from operations		$4,906,525		$9,149,661		$13,062,115		$15,207,299
Other income (expense)		$(96,760)		$(498,993)		$47,765		$849,614
Net income		$2,694,129		$6,946,781		$9,558,125		$13,708,657

NOTE 26.  QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table contains selected statements of operations information, which is unaudited and should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Operating results for each quarter of fiscal year2011and fiscal year 2010 and 2009 are summarized as follows:

NOTE 27.  RESTRICTED NET ASSETS

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

L & L ENERGY,  INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the year ended April 31, 2011, 2010 and 2009

Additions

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheet from the Asset to Which it Applies:
Allowance for Deferred Tax Assets
Year ended April 30, 2011	0*				0
Year ended April 30, 2010	0				0
Year ended April 30, 2009	0				0

* $2,476,301 deferred tax assets - $2,476,301 tax reserve

                                                                                                   95

 PARENT COMPANY FINANCIAL INFORMATION OF L & L ENERGY, INC.

 Condensed Balance Sheets(000s)

	As of April 30,
Current assets	2011	2010

Cash and bank	$1,317	$3,290
Prepayments	214	1,639
Other receivable	8,579	2,574
Total current assets	10,110	7,503

Properties plant and equipment	435	144
Due from minority shareholders	-	975
Long term receivable	38	-
Investments	153,951	83,317
Total long term assets	154,424	84,436

Total assets	$164,534	$91,939

Current liabilities
Accounts payable and accrued expenses	$220	$636
Other payables	33,286	13,638
Due to controlling shareholder	-	-
Total current liabilities	33,506	14,274
Equities
Shares capital	32	29
Paid in Capital	48,420	32,781
Deferred stock compensation	-	(557)
Treasury stock	(31)	(396)
Foreign currency translation	1,081	700
Retained earnings	81,892	45,108
Total equities	131,028	77,665
Total liabilities and equities	$164,534	$91,939

PARENT COMPANY FINANCIAL INFORMATION OF L & L ENERGY, INC.

– CONTINUED

 Condensed Statements of Income(000s)

	Year ended April 30,
	2011	2010
Consulting Expenses	$(8,649)	$-
Administrative expenses	(3,127)	(2,857)
Personnel costs	-	(2,560)
Finance charges	(7)	(121)
Other income	233	529
Gain/(Loss) on disposal	0	1,303
Equity in income of subsidiaries	48,334	36,364
Net income Continued Operation	$(11,550)	$(3,706)

PARENT COMPANY FINANCIAL INFORMATION OF L & L ENERGY, INC.

– CONTINUED

Condensed Statements of Cash Flows (000s)

	Year ended April 30,
	2011	2010
Net cash provided by operating activities	$41,926	$36,175
Net cash used in investing activities	(55,048)	(58,130)
Net cash provided by financing activities	11,149	25,184
Cash and cash equivalents, beginning of year	3,290	62
Cash and cash equivalents, end of year	$1,317	$3,290

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

As of April 30, 2011 and 2010, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2011and, based on this evaluation, have concluded that our disclosure controls and procedures were ineffective as of April 30, 2011.

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

Internal controls over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that we did not maintain effective controls over the process of ensuring timely preparation of our consolidated financial statements. Additionally, we did not maintain effective controls over the process of ensuring appropriate reconciliation of several account balances, including presentation of related party balances, disaggregation of assets and liabilities on the face of the balance sheet, as well as reconciliations of cash. Lastly, we did not correctly characterize our treasury stock transaction in our statements of equity.

Changes in Internal Control over Financial Reporting

During the year ended April 30, 2011, we took several steps to improve our internal control function throughout the Company. These efforts have included and will continue to include the following: Recruitment of additional professionals, including CPAs, a CIA, an experienced PhD who is a quantitative operational specialist, IT professionals, and outside internal control consultants to speed up the reporting process. With respect to our successful recruitments thus far, and despite our assessed deficiencies included herein, we believe that we have made extensive improvements to our internal control processes. We intend to continue with exhausted efforts in the current fiscal year to continue to improve our internal controls and procedures.

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting during the fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Certain information required by Part III will be included in our definitive proxy statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the fiscal year ended April 30, 2011 and is incorporated herein by reference.

Item 10. Directors and Executive Officers and Corporate Governance.

The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

The following information will be included in the Proxy Statement and is incorporated herein by reference:

•         Information regarding directors of the Company and any persons nominated to become directors of the Company is set forth under “Nominees and Continuing Directors.”

•         Information regarding the Company’s Audit Committee and designated “audit committee financial experts” is set forth under “Corporate Governance — Board Committees — Audit Committee.”

•         Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive and Director Compensation.

The following information will be included in the Proxy Statement and is incorporated herein by reference:

•         Information regarding the Company’s compensation of its named executive officers is set forth under “Executive Compensation.”

•         Information regarding the Company’s compensation of its directors is set forth under “Executive Compensation — Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following information will be included in the Proxy Statement and is incorporated herein by reference:

•         Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Common Stock Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table provides information as of April 30, 2011 with respect to the shares of our common stock that may be issued under existing equity compensation plans:

			Number of Securities
			Available for
	Number of Securities		Issuance Under
	to be Issued	Weighted-Average	Equity Compensation
	Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Name and Type	Warrants and Rights	Warrants and Rights	In the First Column)

Equity compensation plans approved by stockholders
2010 Stock Incentive Plan	1,236,967	$7.65	2,963,033

Equity compensation plans not approved by stockholders	2,389,274(1)	$4.06	-

Total	3,626,241	$5.28	2,963,033

_____________

(1)  Includes warrants issued pursuant to individual employment agreements with directors and executive officers.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions, and director independence is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance — Board Independence” in the Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information regarding principal auditor fees and services is set forth under “Principal Accountant Fees and Services” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)     The following documents are filed as part of this report:

(1)     Financial Statements and Report of Independent auditor’s report on Financial Statements

(2)     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit		Previously Filed				Filed
Number	Description	Form	File No.	Filing Date	Exhibit	Herewith

2.1	Agreement and Plan of Reorganization by and among Royal Coronado Co., Ltd., a Nevada corporation, and L & L Investments Holdings Inc., a British Virgin Islands corporation effective as of August 18, 2001	8-K	000-32505	September 4, 2001	2.1
3.1	Articles of Incorporation	10-SB	000-32505	April 2, 2001	1
3.2	Bylaws	10-SB	000-32505	April 2, 2001	2
3.3	Certificate of Designation, filed on April 5, 2005 with the Secretary of State of the State of Nevada	8-K	000-32505	April 11, 2005
3.4	Certificate of Amendment to Articles of Incorporation, filed on March 13, 2008 with the Secretary of State of the State of Nevada	10-Q	000-32505	September 15, 2008	3.1
3.5	Amendment No. 1 to Bylaws	S-1	333-164229	September 29, 2010	3.5
4.1	Form of Warrant, dated October 8, 2009	8-K	000-32505	October 15, 2009	10.2
4.2	Form of Registration Rights Agreement, dated October 8, 2009	8-K	000-32505	October 15, 2009	10.3
4.3	Form of Warrant, dated November 6, 2009	8-K	000-32505	November 13, 2009	10.2
4.4	Form of Registration Rights Agreement, dated November 6, 2009	8-K	000-32505	November 13, 2009	10.3
10.1	L & L Financial Holdings, Inc. Mr. Yang Wu and Liuzhou Liuerkong Machinery Co., Ltd. (LEK) Acquisition and Investment Agreement dated December 4, 2004	8-K	000-32505	December 8, 2004	A
10.2	Joint Venture contract with two coal mines dated May 28, 2008 (English Translation)	8-K	000-32505	June 18, 2008
10.3	L&L Financial Holdings, Inc. and Kunming Biaoyu Industrial Boiler Co., Ltd. Acquisition and Investment Agreement dated October 30, 2006	8-K/A	000-32505	February 23, 2009	B
10.4	Contract Regarding Capital Increase and Cooperation between L&L International Holdings, Inc. and Luxi County Hon Shen Coal Co. dated July 16, 2009 (English translation)	8-K	000-32505	July 30, 2009
10.5	Form of Securities Purchase Agreement, dated October 8, 2009	8-K	000-32505	October 15, 2009	10.1
10.6	Form of Make Good Escrow Agreement, dated October 8, 2009	8-K	000-32505	October 15, 2009	10.4
10.7	Form of Escrow Agreement, dated October 8, 2009	8-K	000-32505	October 15, 2009	10.5
10.8	Acquisition and Capital Increase Agreement between L&L International Holdings, Inc. and Luxi County Hon Shen Coal Co. Ltd. dated October 23, 2009 (English Translation)	8-K	000-32505	November 5, 2009	10.1
10.9	Form of Securities Purchase Agreement, dated November 6, 2009	8-K	000-32505	November 13, 2009	10.1
10.10	Form of Make Good Escrow Agreement, dated November 6, 2009	8-K	000-32505	November 13, 2009	10.4
10.11	Form of Escrow Agreement, dated November 6, 2009	8-K	000-32505	November 13, 2009	10.5
10.12	Acquisition and Capital Increase Agreement by and between L&L International Holdings, Inc. and Mr. Wang (Sole Owner of Hon Shen Coal Co. Ltd.) dated December 9, 2009 (English Translation)	8-K	000-32505	December 14, 2009	10.1
10.13	Connecticut Amended Order	10-Q	000-32505	December 16, 2009	10.1
10.14	Cooperative Operation Agreement between L&L International Holding, Inc. and Fuchang Wang Regarding Establishment of Luxi County Hon Shen Coal Co. Ltd. (a Cooperation Company) (English Translation)	S-1	333-164229	January 6, 2010	10.18
10.15	Agreement, including Agency Agreement for L&L’s Ownership of the 2 Mines, executed April 28, 2008 (English Translation)	S-1	333-164229	January 6, 2010	10.19
10.16	Share Depositary Agreement (DaPuAn Coal Mine), dated July 30, 2009 (English Translation)	S-1	333-164229	January 6, 2010	10.20
10.17	Share Depositary Agreement (ShuChong Coal Mine), dated July 30, 2009 (English Translation)	S-1	333-164229	January 6, 2010	10.21
10.18	Entrust Agreement between the Company and Jun Han , dated April 28, 2008	S-1	333-164229	January 6, 2010	10.22
10.19	Supplement Agreement between Jun Han, Yong Yang and Luoping County A’ang Town SuTsong Coal Mine, dated August 1, 2009	S-1	333-164229	January 6, 2010	10.23
10.20	Supplement Agreement between Jun Han, Biansheng Xu and Shizong County DaPuAn Coal Mine, dated August 1, 2009	S-1	333-164229	January 6, 2010	10.24
10.21	Subcontracting Agreement between L&L Yunnan Tianneng Industry Co. Ltd. and Luoping County ZoneLin Coal Coking Factory (“ZoneLin”), dated February 3, 2010, effective as of November 1, 2009 (English Translation)	8-K	000-32505	February 8, 2010	10.1
10.22	Revised Acquisition Agreement of ZoneLin with L&L Yunnan Tianneng Industry Co. Ltd. dated February 6, 2010 (English Translation)	10-Q	000-32505	March 17, 2010	99.2
10.23	Acquisition Agreement of SeZone County Hong Xing Coal Washing Facility, dated January 1, 2010 (English Translation)	8-K	000-32505	January 8, 2010	10.1
10.24	Subcontracting Agreement between Yunnan Province Fuyuan County Baoxing Economic and Trade Co. Ltd. (“Baoxing”) and Pan County Ping Yi Coal Mine (“Ping Yi”), dated January 18, 2010, effective as of November 1, 2009 (English Translation)	8-K	000-32505	January 19, 2010	10.1
10.25	Acquisition Agreement of Ping Yi with Baoxing, dated January 21, 2010, effective as of November 1, 2009 (English Translation)	10-Q	000-32505	March 17, 2010	99.1
10.26	Acquisition and Capital Increase Agreement between L&L International Holdings, Inc. and Luxi County Hon Shen Coal Co. Ltd.. dated December 9, 2009 (English Translation)	8-K	000-32505	December 14, 2009	10.1
10.27	Equity Sale and Purchase Agreement between L&L Energy, Inc. and Guangxi Liuzhou Lifu Machinery Co. Limited dated April 18, 2010 (English Translation)	8-K	000-32505	April 23, 2010	10.1
10.28	Equity Transfer Agreement between L&L Energy, Inc. and Hobin, dated March 25, 2011	8-K	000-32505	March 29, 2011	10.1
10.29+	2010 Stock Incentive Plan	S-8	333-172316	February 17, 2011	4.1
10.30+	Employment Agreement of Dickson V. Lee, dated May 1, 2009	S-1	333-164229	September 29, 2010	10.33
10.31+	Employment Agreement of Connie Wong, dated May 12, 2010	S-1	333-164229	September 29, 2010	10.34
10.32+	Employment Agreement of Clayton Fong, dated September 29, 2009	S-1	333-164229	September 29, 2010	10.35
10.33+	Employment Agreement of Jung Mei (Rosemary) Wang, dated November 17, 2009	S-1	333-164229	September 29, 2010	10.36
10.34+	Employment Agreement of Paul Cheng, dated September 8, 2010	S-1	333-164229	September 29, 2010	10.37
10.35+	Employment Agreement of Paul Lee dated March 9, 2010	S-1	333-164229	September 29, 2010	10.38
10.36+	Form of Board Member Contract	S-1	333-164229	September 29, 2010	10.39
10.37+	Board Member Contract of Mr. Norman Mineta dated August 4, 2010	S-1	333-164229	September 29, 2010	10.39
21.1	List of Subsidiaries					X
23.1	Consent of Kabani & Co., Inc.					X
23.2	Consent of Qujing Municipal Land and Mining Right Appraisal Firm regarding the DaPuAn Coal Mine	S-1	333-164229	January 6, 2010	23.3
23.3	Consent of Qujing XiaGuang Geological Engineering Co. Ltd. regarding the SuTsong Coal Mine	S-1	333-164229	January 6, 2010	23.3
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

_________

+   Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L & L ENERGY, INC.

Date: July 29, 2011	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee
	Title:	Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Dickson V. Lee and Ian G. Robinson with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dickson V. Lee	Chief Executive Officer & Chairman (Principal Executive Officer)	July 29, 2011
Dickson V. Lee

/s/ Ian G. Robinson	Chief Financial Officer (Principal Accounting Office, Principal Financial Officer, and Director)	July 29, 2011
Ian Robinson

/s/ Norman Mineta	Director and Vice Chairman	July 29, 2011
Norman Mineta

/s/ Shirley Kiang	Director	July 29, 2011
Shirley Kiang

/s/ Dennis Bracy	Director	July 29, 2011
Dennis Bracy

/s/ Robert Lee	Director	July 29, 2011
Robert Lee

/s/ Robert Okun	Director	July 29, 2011
Robert Okun

/s/ Andrew Leitch	Director	July 29, 2011
Andrew Leitch

/s/ Syd S. Peng	Director	July 29, 2011
Syd S. Peng

EXHIBIT 21.1

L&L ENERGY, INC.
SUBSIDIARIES OF THE COMPANY

Legal Entity Name	Jurisdiction of Incorporation
Kunming Biaoyu Industrial Boiler Co., Ltd	People’s Republic of China
L&L Yunnan Tianneng Industry Co. Ltd	People’s Republic of China
Yunnan L&L Tai Fung Ltd.	People’s Republic of China

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-172316) of L & L Energy, Inc. of our report dated July 29, 2011, relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

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

                                                                                                                                                                           105

EXHIBIT 31.2

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER

I, Ian G. Robinson, certify that:

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

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-K of L&L Energy, Inc. (the “Registrant”) for the year ended April 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

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

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-K of L&L Energy, Inc. (the “Registrant”) for the period ended April 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ian G. Robinson, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: July 29, 2011	By:	/s/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO