Form 10-K/A
L & L ENERGY, INC.
filed 2011-08-05
CIK 1137083

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

EXPLANATORY NOTE

L & L Energy, Inc. (“L&L” or the “Company”) is filing this Amendment to Form 10-K (this “Form 10-K/A”) to amend that Form 10-K filed on July 29, 2011 corresponding to the annual report for the Company’s fiscal year ended on April 30, 2011 (the “Original 10-K”). This Form 10-K/A is to reflect the Original 10-K’s typographical and grammatical errors and that the treasury stock number and valuation were inadvertently changed during the edgarizing process.

                                                                                                                                                                          2

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

                                                                                                                                                                                          4

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

The Ping Yi mine’s approximate annual production volumes for the years ended April 30, 2007 through April 30, 2011 are as follows:

Fiscal Year Ended April 30,	Annual Production (Tons)
2007	N/A
2008	N/A
2009	N/A
2010	127,419
2011	245,547

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

The Company did not acquire interests in Da Ping mine until March 15, 2011.  Because the original owner(s) of the mine did not retain annual production information, we are unable to accurately provide the corresponding annul production numbers.

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

China’s Twelfth Five-Year Plan; Guizhou Province’s Coal-Mine Consolidation Policy.

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

We have not maintained sufficient documentation of our internal control over financial reporting for the year ended April 30, 2010 and 2011, and have identified material weaknesses in our system of internal controls relating to the same.

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

Item 6. Selected Financial Data.

	Years Ended April 30,
	2011	2010	2009	2008	2007
Statements of Operations Data:
Revenues	$223,851,105	$109,217,838	$40,938,128	$23,381,508	$19,005,995
Cost of Revenues	154,064,768	57,036,887	17,946,206	21,994,429	15,191,662
Gross Profit	69,786,337	52,180,951	22,991,922	1,387,079	3,814,333
Total Operating Expenses	20,793,551	9,855,351	3,996,795	887,464	3,451,228
Income from Operations	48,992,786	42,325,600	18,995,127	499,615	363,105
Total Other Income (Expense)	925,235	301,626	(265,356)	(25,174)	3,017,234
Income Before Income Taxes, Discontinued Operations, Net of Tax, and Non-Controlling Interests	49,918,021	42,627,226	18,729,771	474,441	3,380,339
Income Tax Provision	7,517,533	4,531,088	1,219,457	186,461	1,057,329
Income from Discontinued Operations, Net of Tax	-	834,181	145,220	806,368	-
Net Income Attributable to Non-Controlling Interests	5,620,679	7,040,555	7,315,330	119,879	1,128,831
Gain (Loss) on Disposal	-	(1,017,928)	382,961	-	-
Net Income	36,779,809	32,907,692	9,957,243	974,469	1,194,179

Earnings per share:
Basic	$1.24	$1.35	$0.46	$0.05	$0.07
Diluted	$1.21	$1.28	$0.46	$0.05	$0.07
Weighted average shares outstanding:
Basic	29,764,705	24,375,508	21,492,215	20,854,212	19,273,248
Diluted		25,748,036	21,822,215	21,255,210	19,684,988
	30,422,393

	April 30,
	2011	2010	2009	2008	2007
Balance Sheets Data:
Cash and Cash Equivalents	$4,914,425	$7,327,369	$5,098,711	$948,210	$885,229
Working Capital	8,195,750	31,416,055	20,496,386	15,393,309	8,360,353
Total Assets	227,352,325	128,604,524	54,275,375	29,740,415	28,025,313
Long term obligations	2,778,877	5,454,229	3,000,000	-	-
Non Controlling Interest	29,530,133	12,594,293	12,731,987	7,868,354	7,748,475
Total Shareholders’ Equity	136,446,621	77,665,240	22,432,979	12,238,137	10,396,492

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

The results of operations attributable to each of our 4 segments -- coal mining, wholesale coal, coke, and coal washing is discussed in detail below.

Coal Mining Segment

The following table is a summary of important year-to-year operating data for our coal mining segment:

	Years Ended April 30,		Increase (Decrease)
	2011	2010	$	%

Coal mining revenue	$68,778,872	$55,811,737	12,967,135	23.23%
Tons sold	616,292	499,037	117,255	23.50%
Average price per ton sold	$111.60	$111.84	(0.24)	(0.21%)
Coal mining cost of goods sold	$19,101,648	$9,451,344	$9,650,304	102.11%
Average coal mining cost of goods sold per ton	$30.99	$18.94	$12.05	63.65%
Coal mining selling, general and administrative expense	$4,585,795	$3,634,578	$951,217	26.17%
Average coal mining selling, general and administrative expense per ton	$7.44	$7.28	0.16	2.2%
Coal mining operating income (expense)	$45,091,429	$42,725,815	$2,365,614	5.54%
Average coal mining operating income per ton	$73.17	$85.62	$(12.45)	(14.54%)

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

Wholesale Segment

The following table is a summary of important year-to-year operating data for our Wholesale segment:

	Years Ended April 30,		Increase (Decrease)
	2011	2010	$	%

Wholesale coal revenue	$32,207,744	$16,190,761	16,016,983	98.93%
Tons sold	202,533	118,783	83,750	70.51%
Average price per ton sold	$159.02	$136.31	22.72	16.67%
Wholesale coal cost of goods sold	$28,296,621	$13,825,461	14,471,160	104.67%
Average wholesale coal cost of goods sold per ton	$139.71	$116.39	23.32	20.04%
Wholesale coal selling, general and administrative expense	$777,986	$300,241	477,745	159.12%
Average wholesale coal selling, general and administrative expense per ton	$3.84	$2.53	1.31	51.79%
Wholesale coal operating income (expense)	$3,133,137	$2,065,059	1,068,078	51.72%
Average wholesale coal operating income per ton	$15.47	$17.39	(1.92)	(11.02)%

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

Coke Segment

The following table is a summary of important year-to-year operating data for our Coke segment:

	Years Ended April 30,		Increase (Decrease)
	2011	2010	$	%

Coke revenue	$28,420,113	$13,380,737	15,039,376	112.40%
Tons sold	137,188	71,193	65,995	92.70%
Average price per ton sold	$207.16	$187.95	19.21	10.22%
Coke cost of goods sold	$24,771,889	$11,699,859	13,072,030	111.73%
Average coke cost of goods sold per ton	$180.57	$164.34	16.23	9.88%
Coke selling, general and administrative expense	$299,962	$129,441	170,522	131.74%
Average Coke selling, general and administrative expense per ton	$2.19	$1.82	0.37	20.33%
Coke operating income (expense)	$3,348,262	$1,551,437	1,796,824	115.82%
Coke operating income per ton	$24.41	$21.79	2.61	12.00%

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

Coke SG&A

Coke SG&A was essentially flat during the year ended April 30, 2011 compared to the year ended April 30, 2010 (when adjusted pro rata).

Coal Washing Segment

The following table is a summary of important year-to-year operating data for our Coal Washing segment:

	Years Ended April 30,		Increase (Decrease)
	2011	2010	$	%

Coal washing revenue	$115,835,773	$27,285,179	88,550,594	324.54%
Tons sold	767,843	190,140	577,703	303.83%
Average price per ton sold	$150.86	$143.50	7.36	5.13%
Coal washing cost of goods sold	$102,830,275	$24,434,382	78,395,893	320.84%
Average coal washing cost of goods sold per ton	$133.92	$128.51	5.41	4.21%
Coal washing selling, general and administrative expense	$2,351,921	$316,907	2,035,015	642.15%
Average coal washing selling, general and administrative expense per ton	$3.06	$1.67	1.40	83.78%
Coal washing operating income (expense)	$10,653,577	$2,533,890	8,119,686	320.44%
Average coal washing operating income (expense)	$13.87	$13.33	0.55	4.11%

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

Comparison of the years ended April 30, 2010 and 2009

Coal Mining Segment:

The following table is a summary of important year-to-year operating data for our coal mining segment:

	Years Ended April 30,		Increase (Decrease)
	2010	2009	$	%

Coal mining revenue	$55,811,737	$27,406,869	28,404,868	103.64%
Tons sold	499,037	248,637	250,400	100.71%
Average price per ton sold	111.84	110.23	1.61	1.46%
Coal mining cost of goods sold	9,451,344	5,787,656	3,663,688	63.30%
Average coal mining cost of goods sold per ton	18.94	23.28	(4.34)	(18.64%)
Coal mining selling, general and administrative expense	3,634,578	2,111,361	1,523,217	72.14%
Average coal mining selling, general and administrative expense per ton	7.28	8.49	(1.21)	(14.23%)
Coal mining operating income	42,725,815	$19,507,852	23,217,963	119.02%
Average coal mining operating income per ton	85.62	78.46	7.16	9.12%

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

Wholesale Segment

The following table is a summary of important year-to-year operating data for our Wholesale segment:

	Years Ended April 30,		Increase (Decrease)
	2010	2009	$	%

Wholesale coal revenue	$16,190,761	$13,531,259	$2,659,502	19.65%
Tons sold	118,783	94,421	24,362	25.80%
Average price per ton sold	136.31	143.31	(7.00)	(4.89%)
Wholesale coal cost of goods sold	13,825,461	12,158,550	1,666,911	13.71%
Average wholesale coal cost of goods sold per ton	116.39	128.77	(12.38)	(9.61%)
Wholesale coal selling, general and administrative expense	300,241	367,301	(67,061)	(18.26%)
Average wholesale coal selling, general and administrative expense per ton	2.53	3.89	(1.36)	(35.02%)
Wholesale coal operating income	2,065,059	1,005,408	1,059,652	105.40%
Average wholesale coal operating income per ton	17.39	10.65	6.74	63.27%

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

Coke Segment

The following table is a summary of important operating data for our Coke segment for the year ended April 30, 2010, as we did not have any operations in our Coke segment during the year ended April 30, 2009:

	Years Ended April 30,		Increase (Decrease)
	2010	2009	$	%

Coke revenue	13,380,737	N/A	N/A	N/A
Tons sold	71,193	N/A	N/A	N/A
Average price per ton sold	187.95	N/A	N/A	N/A
Coke cost of goods sold	11,699,859	N/A	N/A	N/A
Average coke cost of goods sold per ton	164.34	N/A	N/A	N/A
Coke selling, general and administrative expense	129,441	N/A	N/A	N/A
Average Coke selling, general and administrative expense per ton	1.82	N/A	N/A	N/A
Coke operating income	1,551,437	N/A	N/A	N/A
Coke operating income per ton	21.79	N/A	N/A	N/A

Coke Revenue

Coking revenues during the year ended April 30, 2010 reflect the acquisition of our Zone Lin facility during the third quarter of fiscal 2010.

Coke Cost of Sales

Coking cost of goods sold were 87.4% of sales during the year ended April 30, 2010.

Coke SG&A

Coke SG&A of $129,000 reflects staffing and transition costs.

Coal Washing Segment

The following table is a summary of important year-to-year operating data for our Coal Washing segment:

	Years Ended April 30,		Increase (Decrease)
	2010	2009	$	%

Coal washing revenue	27,285,179	N/A	N/A	N/A
Tons sold	190,140	N/A	N/A	N/A
Average price per ton sold	143.50	N/A	N/A	N/A
Coal washing cost of goods sold	24,434,382	N/A	N/A	N/A
Average coal washing cost of goods sold per ton	128.51	N/A	N/A	N/A
Coal washing selling, general and administrative expense	316,906	N/A	N/A	N/A
Average coal washing selling, general and administrative expense per ton	1.67	N/A	N/A	N/A
Coal washing operating income	2,533,891	N/A	N/A	N/A
Average coal washing operating income	13.33	N/A	N/A	N/A

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

Comparison of the years ended April 30, 2009 and 2008

In fiscal year ending April 30, 2008 the Company did not operate coal mines, coking facilities, or coal washing facilities. We did operate KMC in fiscal year ended 2008, but did not report summaries of operating data. Revenues for fiscal year ending April 30, 2009 were $13,531,259 compared to $23,381,507 for fiscal year ending April 30, 2009. Revenues were greatly impacted by the global recession which began in fiscal year 2009.

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

Cash Flows

Net cash provided by operating activities was $27,921,768 for the year ended April 30, 2011, compared to $29,619,129 from the same period in 2010. This decrease is attributable to periodical provincial safety closures in our mines.

For the year ended April 30, 2011, net cash used in investing activities was $36,196,845 compared to $39,584,055 for the year ended April 30, 2010. This decrease was mainly attributable to the company executing fewer acquisitions of new assets in FY 2011 compared to FY2010.

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

Net cash flow provided by the Company’s operating activities was $16,924,070 for the year ended April 30, 2009 compared to $1,350,310 for the fiscal year ended April 30, 2008. The cash improvement incurred during the current year was due to combined effects of an increase of the current year operating profit of both 2 Mines and KMC operations by $10,026,883, increase of minority interest of $7,195,451, and increase of accounts payable of $7,504,690, increase in tax payable of $2,795,089, and increase of accrued liabilities and other liabilities of $1,335,207; and a decrease in accounts receivable of $16, 415,792, and decrease of prepaid and other assets of $12, 264,091.

Net Cash used in investing activities was $17,226,929 during the year ended on April 30, 2009, compared to $809,649 for the fiscal year April 30, 2008. The increase of net cash used in investing activities was due to the acquisition of the 2 Mines during the current year, and the change in investments.

Net cash provided by financing activities was $3,883,786 for the year ended April 30, 2009, compared to $720,009 for the fiscal year ended April 30, 2008. The increase was due to the proceeds from stock issuance.

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
  During the year ended April 30, 2011, Payables-related party increased from $0.2 million to $17.3 million, primarily due to payments outstanding for the acquisition of DaPing.

•     During the year ended April 30, 2011, our other payables decreased by $7.6 million, a net source of cash. The decrease in other payable balance is primarily due to pay off the debt relating to our construction in progress.

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

DISCLOSURES ABOUT MARKET RISK.

We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements. We are exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. With respect to our coal trading contracts at April 30, 2011, the potential for loss of future earnings resulting from changing coal prices was insignificant. We monitor and manage market price risk for our trading activities with a variety of tools, management alerts for mark to market monitoring and loss limits and review of daily changes in market dynamics.

Item 8. Financial Statements and Supplementary Data.

L &L Energy, Inc. and Subsidiaries

Consolidated Financial Statements

For the Years Ended April 30, 2011, 2010 and 2009

Contents
Page
Reports of Independent Registered Public Accounting Firm	51

Consolidated Financial Statements:

Consolidated Balance Sheets as of April 30, 2011 and 2010	53

Consolidated Statements of Income and Other Comprehensive Income	54
for the years ended April 30, 2011, 2010 and 2009

Consolidated Statement of Equity for the years ended	55
April 30, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended	56
April 30, 2011, 2010 and 2009

Notes to Consolidated Financial Statements	57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
L&L Energy, Inc. and its subsidiaries

Seattle, Washington

We have audited the accompanying consolidated balance sheets of L&L Energy, Inc. and its subsidiaries’ (the “Company”) as of April 30, 2011 and 2010, and the related consolidated statements of income and other comprehensive income, equity, and cash flows for each of the years in the three-year period ended April 30, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L&L Energy, Inc. and its subsidiaries as of April 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

July 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
L&L Energy, Inc. and its subsidiaries

Seattle, Washington

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. The Company did not maintain effective controls over the process of ensuring timely preparation of its consolidated financial statements to allow for sufficient review prior to its filing deadline. Additionally, the Company did not maintain effective controls over the process of ensuring appropriate reconciliation of several account balances, which resulted in several adjustments to the Company’s consolidated financial statements, principally including presentation of related party balances, disaggregation of assets and liabilities on the face of the balance sheet, as well as reconciliations of cash. Lastly, the Company did not correctly characterize the accounting transaction related to treasury stock, which occurred during the period under audit. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and this report does not affect our report dated July 29, 2011 on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, L&L Energy, Inc. and its subsidiaries has not maintained effective internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and comprehensive income, equity, and cash flows of L&L Energy, Inc. and its subsidiaries, and our report dated July 29, 2011 expressed an unqualified opinion.

/S/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

July 29, 2011

L & L ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30,

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,914,425	$7,327,369
Accounts receivable	24,017,391	17,304,949
Prepaid and other current assets	28,641,462	22,113,327
Other receivables	2,586,147	7,956,069
Inventories	6,633,019	9,605,103
Total current assets	66,792,444	64,306,817

Property, plant, equipment, and mine development, net	96,479,552	37,387,194
Construction-in-progress	44,943,609	17,211,093
Intangible assets, net	902,555	1,050,222
Goodwill	2,988,175	248,247
Restricted Cash	544,588	-
Long term receivable	7,272,828	1,259,151
Related party notes receivable	7,428,574	7,141,800
Total non-current assets	160,559,881	64,297,707

TOTAL ASSETS	$227,352,325	$128,604,524

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,439,460	$1,995,513
Accrued and other liabilities	717,298	1,225,294
Other payables	7,546,391	15,144,920
Payables-related party	17,264,815	200,000
Due to officer	1,070,000	-
Taxes payable	18,835,276	10,387,265
Customer deposits	4,338,424	3,937,770
Bank loans	5,385,030	-

Total current liabilities	58,596,694	32,890,762

LONG-TERM LIABILITIES
Bank loans	-	4,146,950
Long term payables - related party	800,000	800,000
Asset retirement obligation	1,978,877	507,279
Total long-term liabilities	2,778,877	5,454,229

Total Liabilities	61,375,571	38,344,991

Commitments and contingencies

EQUITY:
L&L ENERGY STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 120,000,000 shares authorized: 32,277,579 and 28,791,735 shares issued and outstanding at April 30, 2011 and April 30 2010, respectively	32,278	28,792
Additional paid-in capital	48,420,321	32,781,365
Deferred stock compensation	-	(557,202)
Accumulated other comprehensive income	6,502,542	699,755
Retained Earnings	81,888,339	45,108,530
Treasury stock, at cost (1,259,000 shares )	(396,859)	(396,000)
Total L & L Energy stockholders' equity	136,446,621	77,665,240
Non-controlling interest	29,530,133	12,594,293
Total equity	165,976,754	90,259,533
TOTAL LIABILITIES AND EQUITY	$227,352,325	$128,604,524

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED APRIL 30,

	2011	2010	2009
NET REVENUES	$223,851,105	$109,217,838	$40,938,128
COST OF REVENUES	154,064,768	57,036,887	17,946,206
GROSS PROFIT	69,786,337	52,180,951	22,991,922

OPERATING COSTS AND EXPENSES:
Salaries & wages-selling, general and administrative	8,649,292	2,560,128	481,128
Selling, general and administrative expenses, excluding salaries and wages	12,144,259	7,295,223	3,515,667
Total operating expenses	20,793,551	9,855,351	3,996,795

INCOME FROM OPERATIONS	48,992,786	42,325,600	18,995,127
OTHER INCOME (EXPENSE):
Interest expense	(482,129)	(196,558)	(265,186)
Other income (expense), net	1,407,364	498,184	(170)
Total other income (expense)	925,235	301,626	(265,356)

INCOME BEFORE PROVISION FOR INCOME TAXES	49,918,021	42,627,226	18,729,771
LESS PROVISION FOR INCOME TAXES	7,517,533	4,531,088	1,219,457
INCOME FROM CONTINUED OPERATIONS	42,400,488	38,096,138	17,510,314

Income from continued operations attributable to non-controlling interests	5,620,679	7,040,555	7,315,330
Income from continued operations attributable to L & L Energy	36,779,809	31,055,583	10,194,984

DISCONTINUED OPERATIONS
Gain (loss) on disposal	-	1,017,928	(382,961)
Net income from discontinued operations	-	834,181	145,220
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	1,852,109	(237,741)

NET INCOME	42,400,488	39,948,247	17,272,573

Net income attributable to non-controlling interests	5,620,679	7,040,555	7,315,330
Net income attributable to L & L Energy	36,779,809	32,907,692	9,957,243

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	6,502,542	29,842	569,574
COMPREHENSIVE INCOME	$48,903,030	$39,978,089	$17,842,147

Comprehensive income attributable to non-controlling interests	6,327,858	7,041,402	7,338,725
Comprehensive income attributable to L & L Energy	$42,575,172	$32,936,687	$10,503,422

INCOME PER COMMON SHARE – basic from continued operation	$1.24	$1.27	$0.47
INCOME PER COMMON SHARE – basic from discontinued operation	$-	$0.08	$(0.01)
INCOME PER COMMON SHARE – basic	$1.24	$1.35	$0.46

INCOME PER COMMON SHARE – diluted from continued operation	$1.21	$1.21	$0.47
INCOME PER COMMON SHARE – diluted from discontinued operation	$-	$0.07	$-0.01
INCOME PER COMMON SHARE – diluted	$1.21	$1.28	$0.46

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	29,764,705	24,375,508	21,492,215

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - diluted	30,422,393	25,748,036	21,822,215

The accompanying notes are an integral part of these consolidated financial statements.

L&L ENERGY, INC.
CONSOLIDATED STATEMENT OF EQUITY
FOR THE YEARS ENDED APRIL 30, 2011, 2010, AND 2009

	Shareholders' Equity								Non Controlling Interests	Total Equity
					Accumulated
			Additional	Deferred	Other			Total
	Common Stock		Paid-in	Compensa-	Comprehensive	Retained	Treasury	Shareholders'
	Shares	Amount	Capital	tion	Income	Earnings	Stock	Equity
Balance as of May 1, 2008	21,059,714	$21,059	$9,978,810	$(105,667)	$100,339	$2,243,595	$-	$12,238,136	$7,868,354	$20,106,490
Issuance of Shares	698,015	698	854,496	-	-	-	-	855,194	-	855,194
Warrants converted to shares	92,374	93	64,885	-	-	-	-	64,978	-	64,978
Issuance of common stock for acquisition	400,000	400	1,599,600	-	-	-	-	1,600,000	-	1,600,000
Issuance of common stock for service	663,713	664	1,273,404	-	-	-	-	1,274,068	-	1,274,068
Cancellation of Shares	(1,711,616)	(1,712)	(4,166,502)	-	-	-	-	(4,168,214)	-	(4,168,214)
Amortization of deferred compensation	-	-	-	42,000	-	-	-	42,000	-	42,000
Shareholder sold 400,000 shares to the								-	-	0
Company for $1	-	-	396,000	-	-		(396,000)	-	-	0
Foreign currency translation adjustment	-	-	-	-	569,574	-	-	569,574	-	569,574
Net income	-	-	-	-	-	9,957,243	-	9,957,243	-	9,957,243
Net income related to non-controlling interest	-	-	-	-	-	-	-	-	7,315,330	7,315,330
Increase in controlling interest	-	-	-	-	-	-	-	-	(2,451,697)	(2,451,697)
Balance as of April 30, 2009	21,202,200	$21,202	$10,000,693	$(63,667)	$669,913	$12,200,838	$(396,000)	$22,432,979	$12,731,987	$35,164,966

Issuance of common stock for cash	3,258,911	3,259	9,173,972	-	-	-	-	9,177,231	-	9,177,231
Exercise 3,211,176 warrants	3,211,176	3,211	3,912,744	-	-	-	-	3,915,955	-	3,915,955
Cashless exercise of 511,700 warrants	295,348	296	(296)	-	-	-	-	-	-	0
Beneficial conversion feature for convertible debt	-	-	100,000	-	-	-	-	100,000	-	100,000
Conversion of $100,000 note and $4,000 interest	160,000	160	103,840	-	-	-	-	104,000	-	104,000
Issue 29,902 shares for compensation	29,902	30	139,148	-	-	-	-	139,178	-	139,178
Issue 634,198 shares for services	634,198	634	1,287,485	-	-	-	-	1,288,119	-	1,288,119
Issuance of 336,000 warrants for compensation	-	-	302,955	-	-	-	-	302,955	-	302,955
Increase controlling interest in subsidiary	-	-	7,760,824	-	-	-	-	7,760,824	-	7,760,824
Amortization of deferred compensation	-	-	-	(493,535)	-	-	-	(493,535)	-	(493,535)
Foreign currency translation adjustment	-	-	-	-	29,842	-	-	29,842	-	29,842
Net income	-	-	-	-	-	32,907,692	-	32,907,692	-	32,907,692
Non-controlling interest related to acquisitions								-	995,305	995,305
Net income related to non-controlling interest								-	7,040,555	7,040,555
Increase in controlling interest								-	(7,760,824)	(7,760,824)
Non-controlling interest related to disposal								-	(412,730)	(412,730)
Balance as of April 30, 2010	28,791,735	$28,792	$32,781,365	$(557,202)	$699,755	$45,108,530	$(396,000)	$77,665,240	$12,594,293	$90,259,533

Issued 529,143 shares for compensation	529,143	529	4,191,631					4,192,160	-	4,192,160
Issued 796,394 shares for investors	796,394	796	4,332,697					4,333,493	-	4,333,493
Exercise of 1,888,750 warrants	1,888,750	1,889	4,727,861					4,729,750	-	4,729,750
Cashless exercise of 554,105 warrants for 271,557 shares	271,557	272	-272						-	-
Warrant Extension	-	-	50,000	-	-	-	-	50,000	-	50,000
40,000 Incentive stock options issued for compensation		0	282,444					282,444	-	282,444
2,000 Warrants issued for compensation		0	18,736					18,736	-	18,736
Amortization of deferred compensation				557,202				557,202	-	557,202
Foreign currency translation adjustment					5,802,787			5,802,787	-	5,802,787
Reacquisiton of treasury stock			1,229				-1,229	-	-	-
Sales of treasury stock			2,034,630				370	2,035,000	-	2,035,000
Net income	-	-	-			36,779,809		36,779,809	-	36,779,809
Non-controlling interest related to acquisitions	-	-	-					-	11,315,161	11,315,161
Net income related to non-controlling interest	-	-	-					-	5,620,679	5,620,679
Balance as of April 30, 2011	32,277,579	$32,278	$48,420,321	$0	$6,502,542	$81,888,339	$-396,859	$136,446,621	$29,530,133	$165,976,754

       The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,400,488	$39,948,247	$17,272,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,093,807	1,398,727	481,863
Stock compensation	5,050,542	505,800	1,352,453
Amortization of debt discount	-	100,000	-
Gain on sale of subsidiary	-	(1,017,928)	382,961
Accretion of asset retirement obligation	98,165	-	-
Changes in assets and liabilities, net of businesses acquisitions:	-	-	-
Accounts receivable	(6,712,442)	(95,469)	(16,403,858)
Prepaid and other current assets	(6,350,706)	(10,237,627)	(12,020,070)
Inventories	2,972,084	(7,459,437)	(188,004)
Other receivable	158,678	(9,766,579)	-
Long term receivable	-	(1,259,151)	-
Accounts payable and other payable	(15,665,441)	9,208,435	7,667,605
Customer deposit	(670,086)	4,185,463	(11,244)
Accrued and other liabilities	(627,787)	275,517	1,468,957
Taxes payable	8,447,294	3,833,131	3,811,741
Note receivable	(7,272,828)	-	-
Net cash provided by discontinued operation	-	-	13,109,093
Net cash provided by operating activities	27,921,768	29,619,129	16,924,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,630,731)	(18,310,477)	(7,820,446)
Acquisition of intangible assets	-	-	(2,507,331)
Construction-in-progress	(37,034,429)	(15,125,959)	(2,085,133)
Change in non-controlling interest due to acquisition and disposal	-	(427,894)	(2,451,697)
Acquisition of businesses, net of cash acquired	(639,985)	(4,561,561)	-
Increase in restricted cash	(544,588)	-	-
Increase in investments			(1,405,461)
Loan to related party receivable		(1,158,164)	(956,861)
Proceeds from related party receivable	6,652,888	-	-
Net cash used in investing activities	(36,196,845)	(39,584,055)	(17,226,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term payable	-	-	3,000,000
Payment on bank loans	(1,839,080)	(141,703)	-
Due to officer	1,070,000	-	-
Repayment of advances to shareholder	(7,598,529)	(910,791)	-
Proceeds from issuance of convertible debt	-	100,000	-
Proceeds from issuance of common stock	4,333,493	9,865,629	833,786
Proceeds from warrant extension	50,000	-	-
Proceeds from Treasury stock sold	2,035,000	-	-
Payments for costs related to issuance of common stock		(688,398)	-
Warrants converted to common stock	4,729,750	3,915,955	50,000
Net cash provided by financing activities	2,780,634	12,140,692	3,883,786

Effect of exchange rate changes on cash and cash equivalents	3,081,498	52,892	569,574

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,412,944)	2,228,658	4,150,501
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,327,369	5,098,711	948,210
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,914,425	$7,327,369	$5,098,711
	-	-	-
SUPPLEMENTAL INFORMATION
INTEREST PAID	$196,418	$196,558	$265,186
INCOME TAX PAID	$773,738	$158,746	$1,219,457

NON-CASH INVESTING AND FINANCING ACTIVITY:
The Company issued 400,000 shares to acquire 60% interest in L&L Coal Partners	$-	$-	$1,600,000
1,708,283 shares returned by subsidiary as part of spin off	$-	$-	$4,168,214
Increase controlling interest in subsidiary	-	$7,760,824	-
Issue 160,000 shares on conversion of $100,000 note and accrued interest	$-	$104,000	$-
Recovery of treasury stock	$1,229	$-	$396,000
Payable to Daping shareholders	$17,064,815	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                                                                                                                                      56

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

         The Company files income tax returns in the U.S. Federal jurisdictions.  As of the date of adoption of ASC 740 and for the year ended April 30, 2011, the Company’s tax returns remain open to examination by the Internal Revenue Service tax authorities.

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

In addition to the initial 2,000,000 RMB paid in August 2009, the Company made additional payments of 200,000 RMB in October 2009 and 400,000 RMB in November 2009, for a total of 2,600,000 RMB (equivalent to approximately US$380,000) of the aggregate 26,400,000 RMB purchase price.

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

Ping Yi Mine

On January 18, 2010, the Company, through an indirect subsidiary, Baoxing Economic and Trade Co., entered into an Acquisition Agreement to acquire 100% of the Ping Yi Coal Mine (“PYC”), with an effective date of November 1, 2009, for a purchase price of 27,042,593 RMB (equivalent to approximately US$3,955,041).  The Company paid 23,042,593 RMB (equivalent to US$3,369,390) upon signing of the Acquisition Agreement.  An installment of 1,000,000 RMB (equivalent to US$146,412) was payable in February 2010.. The remaining balance of 3,000,000 RMB (equivalent to US$439,239) is payable two years after signing of the Acquisition Agreement. As of April 30, 2011 there was no outstanding payment for acquisition for Ping Yi mine.

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

SeZone County Hong Xing Coal Washing Factory (“Hong Xing”)

On January 1, 2010, the Company through its 98% owned subsidiary, L&L Yunnan Tianneng Industry Co. LTD (“TNI”), acquired 100% of the equity of Hong Xing by entering into an Acquisition Agreement, effective as of November 30, 2009, with a purchase of 6,828,500 RMB (equivalent to approximately US $1,000,000).  The total amount of the purchase price was contributed by the Company to TNI and subsequently paid.

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

DaPing Coal Mine

On March 15, 2011, the Company entered into an Acquisition Agreement to acquired 60% equity of the DaPing Coal Mine (“DaPing”), with an effective date of March 15, 2011, for a purchase price of 112,080,000 RMB (equivalent to approximately US$17,064,815).An initial installment of 10,000,000 RMB (equivalent to US$1,522,557) was payable in April 2011, but has not yet been paid by the Company.  After meeting five requirements, 30% of the total purchase price, RMB33, 624,000(equivalent to US$5,119,445), should be paid within three months after the first 30 days of signing this agreement. The remaining balance of 68,456,000 RMB (equivalent to US$10,422,814) is payable after meeting another 3 requirements subsequent.

 The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:
Current assets	$528,914
Property, plant and equipment	3,899,314
Intangible assets*	26,673,895
Fair value of assets	31,102,123
Less: Fair value of liabilities	14,037,308
Net assets acquired	$17,064,815
Non controlling interest	$9,626,043

*Include goodwill $2,625,751

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

The investment represent 98% control of Tai Fung and the investment is accounted for in accordance with ASC 805 and consolidated with the financial statements contained herein.   The Company has paid RMB 4,178,718 (equivalent to US$639,985) as of April 30, 2011. The term of Tai Fung is initially set at six (6) years, subject to renewal upon mutual agreement of the founders.

NOTE 4.  RESTRICTED CASH

Long-term restricted cash represents the bank deposits placed as guarantee for the future payments of costs related to land subsidence, restoration, rehabilitation and environment protections required by the Yunnan and Guizhou province government authority.

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

Prepaid expenses and other current consist of the following at April 30:

Description	2011	2010
Advances to suppliers	$14,389,107	$10,770,087
Bill receivable	12,345,103	8,713,763
Advances to employees	1,518,454	2,580,222
Other	388,798	49,255
	$28,641,462	$22,113,327

NOTE 6.OTHER RECEIVABLES

         Other receivables consist of the following at April 30:

Description	2011	2010
Short term loans to business associates	$927,736	$6,608,247
HSC receivable (note 3)	1,259,151	1,259,151
Other	399,260	88,671
Total	$2,586,147	$7,956,069

NOTE 7. INVENTORIES

         Inventories are primarily related to coal located at KMC, 2 Mines, and TNI. Inventories consist of the followings of April 30:

Description	2011	2010
Raw Coal	$2,952,157	$9,054,714
Coke Coal	537,072	395,233
Fine Coal	3,143,790	155,156
Total	$6,633,019	$9,605,103

NOTE 8.  PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

         Property, plant, equipment and mine development consist of the following as of April 30:

Description	2011	2010
Mine development	$27,241,647	$22,553,879
Mineral rights	45,306,336	3,832,288
Building and improvements	9,736,380	2,025,661
Machinery and equipment	24,329,509	12,872,896
	106,613,872	41,284,724
Accumulated depreciation and amortization	(10,134,320)	(3,897,530)
Property, Plant and Equipment, net	$96,479,552	$37,387,194

Depreciation and amortization expense was$5,841,073, $1,085,798 and $481,863for the twelve months ended April 30, 2011, 2010 and 2009, respectively.

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

                                                                                                                                                                                71

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

We have reclassified Mineral Rights to Property, Plant, Equipment and Mine Development. Mineral Rights were disclosed as Intangible Assets in prior financial statements. No amortization expense was recorded for the year ended April 30, 2009.

Intangible Assets

The amortization schedule for the upcoming five years is as below:

Year ending April 30,	Amortization
2012	$ 224,375
2013	$ 224,375
2014	$ 224,375
2015	$ 224,375
2016	$ 224,375

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

Borrowers	USD	Maturity	Collateralized by
Associates to TianRi Coal Mine	1,549,961	May 1, 2015	Mining equipment
Associates to SuTsong	2,771,809	May 1, 2015	Mine Assets
Associates to DuPuAn	2,761,248	May 1, 2015	Mine Assets
Yunnan Tinnan Co. Ltd.	191,698	May 1, 2015	Machinery
Others	153,858	Various dates	None
	$ 7,428,574

As of April 30, 2011 and 2010, the Company had the following other payables to the related parties as listed below:

Payable-related party	30-Apr-11	30-Apr-10
Payable to previous owners of ZoneLin (less non-current)	$200,000	$200,000
Payable to previous owners of DaPing Coal Mine	17,064,815	0
Total current Payable-related party	$17,264,815	$200,000
Payable to previous owners of ZoneLin(non-current)	$800,000	$800,000
Total Payable-related party	$18,064,815	$1,000,000

Total Payable-related party was $18.1 million as of April 30, 2011. None of these payables bear interest and they are not collateralized by any assets of the Company. $17 million was part of the consideration payable to the owner of the acquisition of DaPing coal mine during the year ended April 30, 2011

Due to officers/directors	30-Apr-11	30-Apr-10
Dickson Lee	$420,000	$-
Robert Lee	650,000	-
Total due to officers/directors	$1,070,000	$-

In 2011, Dickson Lee and Robert Lee, officer and/or directors of the Company, loaned the Company $1.07 million temporary interest free loans to support funding of the Bowie mine (long-term receivable).

NOTE 13.  ASSET RETIREMENT OBLIGATIONS

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

                The following is a summary of the change in the carrying amount of the asset retirement obligation during the years ended April 30, 2011 and 2010.

	2011	2010

Beginning balance at May 1	$507,279	$-
Liabilities incurred during the period	614,071	469,700
Accretion of interest	98,165	37,579
Revisions in estimated cash flows	759,362	-
Ending balance at April 30	$1,978,877	$507,279

NOTE 14.  OTHER PAYABLES

            Other Payables consist of the following at April 30:

Description	30-Apr-11	30-Apr-10
Payable to business associates	$4,747,155	$9,098,023
Payable to previous owners of Ping Yi Coal Mine	-	433,670
Others	2,799,236	5,613,227
Total other payable	$7,546,391	$15,144,920

Total Other Payables was $7.5 million as of April 30, 2011. None of these payables bear interest and they are not collateralized by any assets of the Company. $4.7 million was a temporary interest free loan from a business partner. The other $2.8 million is for miscellaneous payment of fees related to maintenance, safety, employee training for security and environmental matters.

NOTE 15. TAXES PAYABLE

         Taxes payable consist of the following at April 30:

Description	April 30, 2011	April 30, 2010
VAT Payable	$5,546,296	$5,109,967
Income Tax Payable(1)	10,622,221	3,878,426
Other Taxes Payable(2)	2,666,759	1,398,872
Total Tax Payable	$18,835,276	$10,387,265

(1)      For China

(2)     Other Taxes Payables mainly include resources tax payable and business tax payable

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

The Company’s income tax liability for the years ended April 30,2011 and 2010 was $10,622,221 and $3,878,426, respectively.  These tax payables to Chinese local governments can be postponed temporarily as we are a U.S. company bringing in U.S. management skills and investing capital to increase coal production and safety standards, beneficial to the Chinese local communities.  According to Chinese law, a new joint venture located in the western part of China may benefit under the “Go-West” policy to enjoy a special Chinese tax rebates from the government, thus there is a high probability that the 2 Mines, KMC and TNI tax liability payments may be delayed or mitigated.

The significant component for income taxes is described for both US and PRC operation as of April 30, 2011 and 2010 are described below.

a) United States of America

         As of April 30, 2011, the Company in the United States had $19,777,584 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years.  The deferred tax assets at April 30, 2011 consist mainly of net operating loss carry forwards.  Due to the uncertainty of the realization of the related deferred tax assets of $7,000,000, a reserve equal to the amount of deferred income taxes has been established at April 30, 2011.  The Company has provided 100% valuation allowance to the deferred tax assets as of April 30, 2011, 2010, and 2009 was $7,000,000, $2,923,000 and $1,170,000, respectively.

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

The following table sets forth the significant components of the provision for income taxes for operation in PRC as of April 30:

	For the twelve month period ended April 30,

	2011	2010	2009

Consolidated pretax income	$49,409,165	$44,229,649	$20,278,523

Expected income tax expense	16,799,116	15,038,081	6,894,698

Difference between statutory rate and foreign effective tax rate	(13,719,843)	(11,787,256)	(567,524)

Change in valuation allowance	4,309,149	1,280,264	5,018,459

Actual tax expense	$7,388,422	$4,531,089	$1,219,457

Consolidated effective tax rate	15%	10%	6%

NOTE 19. STOCKHOLDERS’ EQUITY

             Stock Issued for Cash:

For the twelve months ended April 30, 2011, the Company issued 796,394 shares of common stock for a gross proceed of $4,333,493 at $5.44 per share. The Company issued 1,888,750 common shares upon exercise of warrants and received $4,729,750 from warrants holders at an average price of $2.90 and $3.16.

             Stock Issued for Compensation:

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

              Treasury Stock:

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

              Compensation:

               For the twelve months ended April 30, 2011, 1,325,537 shares of our common stock were issued for compensation and fund raised with a value of $8,525,653. During the fourth quarter, 40,000 stock options and 2,000 warrants were issued for compensation with a value of $282,444 and $18,736, respectively.

For the twelve months ended April 30, 2011, 2,442,855 warrants were exercised at average exercise price of $3.16, for cash proceeds of $ 4.73 million.

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

         The fair value was estimated on the date of the grant using the Black-Scholes option-pricing model. The following table displays the weighted average assumptions that have been applied to estimate the fair value of warrants on the date of grant for the years ended April 30, 2011:

	April 30,
	2011	2010
Expected life (years)	5	2.8 to 3.0
Risk-free interest rate	1.95%	1.29% to 1.57%
Expected volatility	178%	80%
Expected dividend yield	0%	0%

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

	For the Twelve Months Ended April 30
	2011	2010	2,009

Net income	$36,779,809	32,907,692	9,957,243
Number of Shares	29,764,705	24,375,508	21,492,215
Per Share - Basic	$1.24	1.35	0.46

Effect of dilutive shares	$657,688	1,372,528	330,000
Number of dilutive shares	30,422,393	25,748,036	21,822,215
Per Share - Diluted	$1.21	1.28	0.46

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

             Contingencies:

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

              Commitments:

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

As of April 30, 2011, this was only stock option issued under our stock incentive plan and consequently there's no forfeiture.

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

For the years ended April 30,

Total Revenues (including intersegment sales)	2011	2010	2009
Coal mining revenue	$68,778,872	$55,811,737	$27,406,869
Coal wholesale revenue	32,207,744	16,190,761	13,531,259
Coking revenue	28,420,113	13,380,737	-
Coal washing revenue	115,835,774	27,285,179	-
	$245,242,503	$112,668,414	$40,938,128

Intersegment revenues	2011	2010	2009
Coal mining revenue	$-	$-	$-
Coal wholesale revenue	-	-	-
Coking revenue	-	-	-
Coal washing revenue	21,391,398	3,450,576	-
	$21,391,398	$3,450,576	$-

Net revenues	2011	2010	2009
Coal mining revenue	$68,778,872	$55,811,737	$27,406,869
Coal wholesale revenue	32,207,744	16,190,761	13,531,259
Coking revenue	28,420,113	13,380,737	-
Coal washing revenue	115,835,774	27,285,179	-
Less intersegment revenues	(21,391,398)	(3,450,576)	-
	$223,851,105	$109,217,838	$40,938,128

Net income attributable to L&L	2011	2010	2009
Coal mining	$33,185,437	$28,829,427	$13,531,259
Coal wholesale	2,160,436	1,327,310	-
Coking	2,879,286	1,170,982	-
Coal washing	11,021,702	5,106,648	-
Parent Company	(12,467,051)	(3,526,675)	(3,574,016)
	$36,779,809	$32,907,692	$9,957,243

Depreciation expense	2011	2010	2009
Coal mining	$4,470,306	$758,913	$440,467
Coal wholesale	56,462	24,607	-
Coking	294,285	143,708	-
Coal washing	724,024	59,893	-
Parent Company	295,996	45,995	41,396
	$5,841,073	$1,033,116	$481,863

Total assets	2011	2010	2009
Coal mining	$152,223,697	$95,128,900	$37,873,037
Coal wholesale	16,413,902	13,678,836	10,841,114
Coal coking	9,333,559	6,969,256	-
Coal washing	34,601,086	17,958,153	-
Parent Company (intercompany)	14,780,081	(5,130,621)	5,561,224
	$227,352,325	$128,604,524	$54,275,375

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

                                                                                                                                                                                       89

 PARENT COMPANY FINANCIAL INFORMATION OF L & L ENERGY, INC.

 Condensed Balance Sheets(000s)

	As of April 30,
	2011	2010
Current assets
Cash and bank	$1,317	$3,290
Prepaid expenses and other current assets	214	1,639
Other receivable	8,579	2,574
Total current assets	10,110	7,503

Properties plant and equipment, net	435	144
Due from minority shareholders	-	975
Long term receivable	38	-
Investments in subsidiaries	153,951	83,317
Total long term assets	154,424	84,436

Total assets	$164,534	$91,939

Current liabilities
Accounts payable and accrued expenses	$220	$636
Other payables	33,286	13,638
Due to controlling shareholder	-	-
Total current liabilities	33,506	14,274
Stockholders equity
Shares capital	32	29
Paid in Capital	48,420	32,781
Deferred stock compensation	-	(557)
Treasury stock, at cost	(397)	(396)
Foreign currency translation	1,081	700
Retained earnings	81,892	45,108
Total stockholders equity	131,028	77,665
Total liabilities and stockholders equity	$164,534	$91,939

PARENT COMPANY FINANCIAL INFORMATION OF L & L ENERGY, INC.

– CONTINUED

 Condensed Statements of Operations(000s)

	Yearsended April 30,
	2011	2010	2010
Consulting Expenses	$(8,649)	$-	$(739)
Administrative expenses	(3,127)	(2,857)	(404)
Personnel costs	-	(2,560)	(384)
Finance charges	(7)	(121)	(31)
Other income	233	529	0
Gain/(Loss) on disposal	0	1,303	(383)
Equity in income of subsidiaries	48,334	36,364	11,889
Net income Continued Operation	$(11,550)	$(3,706)	$(1,932)

PARENT COMPANY FINANCIAL INFORMATION OF L & L ENERGY, INC.

– CONTINUED

Condensed Statements of Cash Flows (000s)

	Years ended April 30,
	2011	2010	2009
Net cash provided by operating activities	$41,926	$36,175	$14,522
Net cash used in investing activities	(55,048)	(58,130)	(14,766)
Net cash provided by financing activities	11,149	25,184	238
Cash and cash equivalents, beginning of year	3,290	62	68
Cash and cash equivalents, end of year	$1,317	$3,290	$62

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

L&L ENERGY, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended April 30, 2011, 2010 and 2009

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheet from the Asset to Which it Applies:
Allowance for Deferred Tax Assets
Year ended April 30, 2011	$ 2,923,000	$ -	$ 4,077,000	(1)	$ -	$ 7,000,000
Year ended April 30, 2010	$ 1,170,000	$ -	$ 1,753,000	(1)	$ -	$ 2,923,000
Year ended April 30, 2009	$ 545,000	$ -	$ 625,000	(1)	$ -	$ 1,170,000

(1) Valuation adjustment relating to realization of deferred tax assets

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)     The following documents are filed as part of this report:

(1)     Financial Statements and Report of Independent auditor’s report on Financial Statements

(2)     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit		Previously				Filed
Number	Description	Filed Form	File No.	Filing Date	Exhibit	Herewith

2.1	Agreement and Plan of Reorganization by and among Royal Coronado Co., Ltd., a Nevada corporation, and L & L Investments Holdings Inc., a British Virgin Islands corporation effective as of August 18, 2001	8-K	000-32505	September 4, 2001	2.1
3.1	Articles of Incorporation	10-SB	000-32505	April 2, 2001	1
3.2	Bylaws	10-SB	000-32505	April 2, 2001	2
3.3	Certificate of Designation, filed on April 5, 2005 with the Secretary of State of the State of Nevada	8-K	000-32505	April 11, 2005
3.4	Certificate of Amendment to Articles of Incorporation, filed on March 13, 2008 with the Secretary of State of the State of Nevada	10-Q	000-32505	September 15, 2008	3.1
3.5	Amendment No. 1 to Bylaws	S-1	333-164229	September 29, 2010	3.5
4.1	Form of Warrant, dated October 8, 2009	8-K	000-32505	October 15, 2009	10.2
4.2	Form of Registration Rights Agreement, dated October 8, 2009	8-K	000-32505	October 15, 2009	10.3
4.3	Form of Warrant, dated November 6, 2009	8-K	000-32505	November 13, 2009	10.2
4.4	Form of Registration Rights Agreement, dated November 6, 2009	8-K	000-32505	November 13, 2009	10.3
10.1	L & L Financial Holdings, Inc. Mr. Yang Wu and Liuzhou Liuerkong Machinery Co., Ltd. (LEK) Acquisition and Investment Agreement dated December 4, 2004	8-K	000-32505	December 8, 2004	A
10.2	Joint Venture contract with two coal mines dated May 28, 2008 (English Translation)	8-K	000-32505	June 18, 2008
10.3	L&L Financial Holdings, Inc. and Kunming Biaoyu Industrial Boiler Co., Ltd. Acquisition and Investment Agreement dated October 30, 2006	8-K/A	000-32505	February 23, 2009	B
10.4	Contract Regarding Capital Increase and Cooperation between L&L International Holdings, Inc. and Luxi County Hon Shen Coal Co. dated July 16, 2009 (English translation)	8-K	000-32505	July 30, 2009
10.5	Form of Securities Purchase Agreement, dated October 8, 2009	8-K	000-32505	October 15, 2009	10.1
10.6	Form of Make Good Escrow Agreement, dated October 8, 2009	8-K	000-32505	October 15, 2009	10.4
10.7	Form of Escrow Agreement, dated October 8, 2009	8-K	000-32505	October 15, 2009	10.5
10.8	Acquisition and Capital Increase Agreement between L&L International Holdings, Inc. and Luxi County Hon Shen Coal Co. Ltd. dated October 23, 2009 (English Translation)	8-K	000-32505	November 5, 2009	10.1
10.9	Form of Securities Purchase Agreement, dated November 6, 2009	8-K	000-32505	November 13, 2009	10.1
10.10	Form of Make Good Escrow Agreement, dated November 6, 2009	8-K	000-32505	November 13, 2009	10.4
10.11	Form of Escrow Agreement, dated November 6, 2009	8-K	000-32505	November 13, 2009	10.5
10.12	Acquisition and Capital Increase Agreement by and between L&L International Holdings, Inc. and Mr. Wang (Sole Owner of Hon Shen Coal Co. Ltd.) dated December 9, 2009 (English Translation)	8-K	000-32505	December 14, 2009	10.1
10.13	Connecticut Amended Order	10-Q	000-32505	December 16, 2009	10.1
10.14	Cooperative Operation Agreement between L&L International Holding, Inc. and Fuchang Wang Regarding Establishment of Luxi County Hon Shen Coal Co. Ltd. (a Cooperation Company) (English Translation)	S-1	333-164229	January 6, 2010	10.18
10.15	Agreement, including Agency Agreement for L&L’s Ownership of the 2 Mines, executed April 28, 2008 (English Translation)	S-1	333-164229	January 6, 2010	10.19
10.16	Share Depositary Agreement (DaPuAn Coal Mine), dated July 30, 2009 (English Translation)	S-1	333-164229	January 6, 2010	10.20
10.17	Share Depositary Agreement (ShuChong Coal Mine), dated July 30, 2009 (English Translation)	S-1	333-164229	January 6, 2010	10.21
10.18	Entrust Agreement between the Company and Jun Han , dated April 28, 2008	S-1	333-164229	January 6, 2010	10.22
10.19	Supplement Agreement between Jun Han, Yong Yang and Luoping County A’ang Town SuTsong Coal Mine, dated August 1, 2009	S-1	333-164229	January 6, 2010	10.23
10.20	Supplement Agreement between Jun Han, Biansheng Xu and Shizong County DaPuAn Coal Mine, dated August 1, 2009	S-1	333-164229	January 6, 2010	10.24
10.21	Subcontracting Agreement between L&L Yunnan Tianneng Industry Co. Ltd. and Luoping County ZoneLin Coal Coking Factory (“ZoneLin”), dated February 3, 2010, effective as of November 1, 2009 (English Translation)	8-K	000-32505	February 8, 2010	10.1
10.22	Revised Acquisition Agreement of ZoneLin with L&L Yunnan Tianneng Industry Co. Ltd. dated February 6, 2010 (English Translation)	10-Q	000-32505	March 17, 2010	99.2
10.23	Acquisition Agreement of SeZone County Hong Xing Coal Washing Facility, dated January 1, 2010 (English Translation)	8-K	000-32505	January 8, 2010	10.1
10.24	Subcontracting Agreement between Yunnan Province Fuyuan County Baoxing Economic and Trade Co. Ltd. (“Baoxing”) and Pan County Ping Yi Coal Mine (“Ping Yi”), dated January 18, 2010, effective as of November 1, 2009 (English Translation)	8-K	000-32505	January 19, 2010	10.1
10.25	Acquisition Agreement of Ping Yi with Baoxing, dated January 21, 2010, effective as of November 1, 2009 (English Translation)	10-Q	000-32505	March 17, 2010	99.1
10.26	Acquisition and Capital Increase Agreement between L&L International Holdings, Inc. and Luxi County Hon Shen Coal Co. Ltd.. dated December 9, 2009 (English Translation)	8-K	000-32505	December 14, 2009	10.1
10.27	Equity Sale and Purchase Agreement between L&L Energy, Inc. and Guangxi Liuzhou Lifu Machinery Co. Limited dated April 18, 2010 (English Translation)	8-K	000-32505	April 23, 2010	10.1
10.28	Equity Transfer Agreement between L&L Energy, Inc. and Hobin, dated March 25, 2011	8-K	000-32505	March 29, 2011	10.1
10.29+	2010 Stock Incentive Plan	S-8	333-172316	February 17, 2011	4.1
10.30+	Employment Agreement of Dickson V. Lee, dated May 1, 2009	S-1	333-164229	September 29, 2010	10.33
10.31+	Employment Agreement of Connie Wong, dated May 12, 2010	S-1	333-164229	September 29, 2010	10.34
10.32+	Employment Agreement of Clayton Fong, dated September 29, 2009	S-1	333-164229	September 29, 2010	10.35
10.33+	Employment Agreement of Jung Mei (Rosemary) Wang, dated November 17, 2009	S-1	333-164229	September 29, 2010	10.36
10.34+	Employment Agreement of Paul Cheng, dated September 8, 2010	S-1	333-164229	September 29, 2010	10.37
10.35+	Employment Agreement of Paul Lee dated March 9, 2010	S-1	333-164229	September 29, 2010	10.38
10.36+	Form of Board Member Contract	S-1	333-164229	September 29, 2010	10.39
10.37+	Board Member Contract of Mr. Norman Mineta dated August 4, 2010	S-1	333-164229	September 29, 2010	10.39
21.1	List of Subsidiaries					X
23.1	Consent of Kabani & Co., Inc.					X
23.2	Consent of Qujing Municipal Land and Mining Right Appraisal Firm regarding the DaPuAn Coal Mine	S-1	333-164229	January 6, 2010	23.3
23.3	Consent of Qujing XiaGuang Geological Engineering Co. Ltd. regarding the SuTsong Coal Mine	S-1	333-164229	January 6, 2010	23.3
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

_________

+   Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L & L ENERGY, INC.

Date: August 5, 2011	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee
	Title:	Chief Executive Officer

EXHIBIT 21.1

L&L ENERGY, INC.
SUBSIDIARIES OF THE COMPANY

Legal Entity Name	Jurisdiction of Incorporation
Kunming Biaoyu Industrial Boiler Co., Ltd	People’s Republic of China
L&L Yunnan Tianneng Industry Co. Ltd	People’s Republic of China
Yunnan L&L Tai Fung Ltd.	People’s Republic of China

                                                                                                                                                                         96

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

L&L ENERGY, INC.

Date: August 5, 2011	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

                                                                                                                                                                                                  97

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

L&L ENERGY, INC.

Date: August 5, 2011	By:	/s/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO

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

L&L ENERGY, INC.

Date: August 5, 2011	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.

Date: August 5, 2011	By:	/s/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO