Form 10-K/A
L & L ENERGY, INC.
filed 2011-08-10
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

L & L Energy, Inc. (“L&L” or the “Company”) is filing this Amendment No. 2 to Form 10-K (this “Form 10-K/A2”) to amend the Form 10-K filed on July 29, 2011 and amended on August 5, 2011 corresponding to the annual report for the Company’s fiscal year ended on April 30, 2011. This Form 10-K/A2 is being filed solely to include Exhibit 23.1 to Amendment No. 1 to the original 10-K which was inadvertently omitted.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Numbers	Description
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L & L ENERGY, INC.

Date: August 10, 2011	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee
	Title:	Chief Executive Officer

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

L & L Energy, Inc.

Seattle, Washington

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-172316) of L & L Energy, Inc. (the “Company”) of our reports dated July 29, 2011, relating to the consolidated financial statements and the Company’s internal control effectiveness level over financial reporting, which appear in this Form 10-K/A.

/s/ Kabani & Co. Inc.

Kabani & Co. Inc.

Los Angeles, California

August 5, 2011

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

L&L ENERGY, INC.

Date: August 10, 2011	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

                                                                                                                                                                                                5

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

L&L ENERGY, INC.

Date: August 10, 2011	By:	/s/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO

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

L&L ENERGY, INC.

Date: August 10, 2011	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.

Date: August 10, 2011	By:	/s/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO