Form 10-Q
period 2011-09-09
L & L ENERGY, INC.
filed 2011-09-09
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED ON JULY 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 8, 2011 there were 32,394,431shares of common stock outstanding, with par value of $0.001.

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

                                                                                                                             PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

L & L ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF July 31, 2011 and April 30, 2011
(Unaudited)
	July 31, 2011	April 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,097,089	$4,914,425
Accounts receivable	28,078,835	24,017,391
Prepaid and other current assets	18,264,351	28,641,462
Other receivables	1,036,287	2,586,147
Inventories	7,862,711	6,633,019
Total current assets	61,339,273	66,792,444

Property, plant, equipment, and mine development, net	97,016,961	96,479,552
Construction-in-progress	55,189,117	44,943,609
Intangible assets, net	868,987	902,555
Goodwill	3,013,817	2,988,175
Restricted Cash	563,718	544,588
Long term receivable	7,468,634	7,272,828
Related party notes receivable	5,758,149	7,428,574
Total non-current assets	169,879,383	160,559,881

TOTAL ASSETS	$231,218,656	$227,352,325

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,594,028	$3,439,460
Accrued and other liabilities	824,814	717,298
Other payables	5,164,351	7,546,391
Payables-related party	15,588,508	17,264,815
Due to officer	1,070,000	1,070,000
Taxes payable	18,815,388	18,835,276
Customer deposits	3,676,682	4,338,424
Bank loans	5,431,240	5,385,030
Total current liabilities	55,165,011	58,596,694

LONG-TERM LIABILITIES
Long-term payable	800,000	800,000
Asset retirement obligation	2,035,776	1,978,877
Total long-term liabilities	2,835,776	2,778,877

Total Liabilities	58,000,787	61,375,571

Commitments and contingencies

EQUITY:
L&L ENERGY STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and outstanding	-	-
Common stock ($0.001 par value, 120,000,000 shares authorized; 32,365,467 shares issued and outstanding, and 32,277,579 shares issued and outstanding at July 31 and April 30, 2011, respectively)	32,366	32,278
Shares to be issued (13,104 shares)	13	0
Additional paid-in capital	51,124,610	48,420,321
Deferred stock compensation	-	-
Accumulated other comprehensive income	7,715,122	6,502,542
Retained Earnings	84,274,227	81,888,339
Treasury stock (459,000 shares and 1,259,00 shares at July 31 and April 30, respectively)	(396,059)	(396,859)
Total L & L Energy stockholders' equity	142,750,279	136,446,621
Non-controlling interest	30,467,590	29,530,133
Total equity	173,217,869	165,976,754
TOTAL LIABILITIES AND EQUITY	$231,218,656	$227,352,325

                                                                                                 The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED July 31, 2011 and 2010
(Unaudited)
	For The Three Months Periods Ended July 31,
	2011	2010
NET REVENUES	$36,633,306	$55,329,939
COST OF REVENUES	28,443,975	36,724,263
GROSS PROFIT	8,189,331	18,605,676

OPERATING COSTS AND EXPENSES:
Salaries & wages-selling, general and administrative	933,000	780,672
Selling, general and administrative expenses, excluding salaries and wages	3,018,049	3,225,609
Total operating expenses	3,951,049	4,006,281

INCOME FROM OPERATIONS	4,238,282	14,599,395
OTHER EXPENSE:
Interest income (expense)	198,348	(70,540)
Other income (expense)	(767,561)	(12,843)
Total other income (expense)	(569,213)	(83,383)

INCOME BEFORE PROVISION FOR INCOME TAXES	3,669,069	14,516,012
LESS PROVISION FOR INCOME TAXES	585,867	2,183,300
INCOME BEFORE NON-CONTROLLING INTEREST	3,083,202	12,332,712

Income attributable to non-controlling interests	697,314	1,394,198
Income attributable to L & L	2,385,888	10,938,514

NET INCOME	$3,083,202	$12,332,712

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	1,212,580	1,038,832
COMPREHENSIVE INCOME	$4,295,782	$13,371,544

Comprehensive income attributable to non-controlling interests	$1,740,794	$1,454,763
Comprehensive income attributable to L & L	2,554,988	11,916,781

INCOME PER COMMON SHARE – basic	$0.08	$0.38
INCOME PER COMMON SHARE – diluted	$0.08	$0.36

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	31,355,781	29,037,451

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - diluted	31,704,978	30,407,090

                                                       The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED July 31, 2011 and 2010
（Unaudited)
	For The Three Months Periods Ended July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,083,202	$12,332,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,585,548	3,111,736
Stock compensation	262,190	430,546
Accretion of asset retirement obligation	56,899
Accounts receivable	(4,061,444)	1,191,692
Prepaid and other current assets	10,377,111	6,945,169
Inventories	(1,229,692)	(2,152,916)
Other receivable	49,533	63,050
Accounts payable and other payable	(1,280,853)	(5,139,518)
Customer deposit	(661,742)	832,662
Accrued and other liabilities	107,516	(469,964)
Taxes payable	(19,888)	1,435,432
Note receivable	(195,806)	-
Net cash provided by operating activities	8,072,574	18,580,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(376,833)	(3,582,067)
Acquisition of intangible assets	-	(429,298)
Construction-in-progress	(10,696,954)	(13,990,438)
Increase in restricted cash	(19,130)	-
Cash received from sale of HSC	1,088,524	-
Net cash used in investing activities	(10,004,393)	(18,001,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on bank loans	-	(739,870)
Proceeds from warrant extension	-	50,000
Proceeds from Treasury stock sold	2,443,000	-
Warrants converted to common stock	-	1,457,000
Payment to previous owner of acquired mine	(1,676,307)
Related party receivable	2,082,228	(80,239)
Net cash provided by financing activities	2,848,921	686,891

Effect of exchange rate changes on cash and cash equivalents	265,562	883,576

INCREASE IN CASH AND CASH EQUIVALENTS	1,182,664	2,149,265
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,914,425	7,327,369
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,097,089	$9,476,634

SUPPLEMENTAL INFORMATION
INTEREST PAID	$72,819	$59,200
INCOME TAX PAID	$400,668	$747,848

L & L ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  ORGANIZATION AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

L & L Energy, Inc. (“L&L” and/or the “Company”) was incorporated in Nevada, and is headquartered in Seattle, Washington.  Effective on January 4, 2010, the State of Nevada approved the Company’s name change from L&L International Holdings, Inc. to L & L Energy, Inc.  The Company is a coal (energy) company, and started its operations in 1995.  Coal sales are generated entirely in China, from coal mining, clean coal washing, coking and coal wholesale operations.  At the present time, the Company conducts its coal (energy) operations in Yunnan and Guizhou provinces, southwest China.

As of July 31, 2011, the Company has the following subsidiaries or operations in China:

•         Kunming Biaoyu Industrial Boiler Co., Ltd (“KMC”), which owns/controls coal wholesale operations, Ping Yi Coal Mine ( “PYC”) and Ping Yi coal washing;

•         L&L Coal Partners (the “2 Mine” or “LLC”), which owns/controls two coal mining operations (DaPuAn Mine and SuTsong Mine) and DaPuAn Mine’s coal washing operations;

•         L&L Yunnan Tianneng Industry Co. Ltd. (“TNI”), which owns/controls ZoneLin Coal Coking Factory (“ZoneLin”);

•         Yunnan L&L Tia Fung (“Tai Fung”), which owns/controls SeZone County Hong Xing Coal Washing Factory (“Hong Xing”) and coal wholesale and distribution operations; and

•         Da Ping Coal Mine (“DaPing”).

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of L & L Energy, Inc. and its affiliates. All intercompany    transactions, profits and balances have been eliminated in consolidation.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial information - The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended July 31, 2011 may not necessarily be indicative of the results of operations which might be expected for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in management’s opinion, are necessary for fair presentation of the information contained herein. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended April 30, 2011.

Principles of Consolidation -The fully consolidated financial statements include the accounts of the Company, and 100% ownership of KMC subsidiary including coal wholesale and PYC coal mine, 80% of operations of LLC “2 Mines” including both coal mining and coal washing, 98% of TNI (coal washing and coking operations), 60% of DaPing, 98% of Tai Fung.  The Company fully consolidates 100% of the assets, liabilities of its subsidiaries and show the non-controlling interests owned by their respective owners as Non-Controlling Interests.  The results of operations of the Company’s subsidiaries less amounts attributable to non-controlling interest owners are net income attributable to the Company.  All significant inter-company accounts and transactions are eliminated.

Use of Estimates - The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In regards to Asset Retirement Obligations (“AROs”,) the revisions to estimated cash flows pertain to revisions in the estimated amount and timing of required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages and third-party unit costs as of July 31, 2011. We base these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results may differ from management’s estimates.

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

Balances at financial institutions or state owned banks within the PRC are not insured and amounted to $3,647,883and $4,350,383 at July 31, 2011 and April 30, 2011, respectively. As of July31, 2011 and April 30, 2011, the Company had deposits in excess of federally insured limits totaling $0 and $172,119, respectively, in U.S. Banks. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Revenue Recognition - The Company recognizes revenue when all of the following four criteria are met:

•         Persuasive evidence of an arrangement exists

•         Delivery has occurred

•         The sales price is fixed or determinable

•         Collection is reasonably assured

Payments received before all of the relevant criteria for revenue recognition are satisfied and recorded as advances from customers.

Accounts receivable - The Company’s maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of July 31, 2011 and April 30, 2011, the Company determined that no reserve for accounts receivable was necessary.

Inventories - Materials, supplies and coal inventory are valued at the lower of average cost or market. Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs.

Non-controlling Interest - In 2009, the Company purchased 60% interests in 2 Mines and subsequently increased the ownership to 80% during the fiscal year-ended April 30, 2010.  The net income attributed to NCI has been separately designated in the accompanying consolidated statements of income and other comprehensive income.

Foreign Currency Translation - The accounts of the Company’s Chinese subsidiaries are maintained in RMB and the accounts of the U.S. parent company are maintained in USD.   The accounts of the Chinese subsidiaries were translated into USD, with the RMB designated as the functional currency for the Chinese subsidiaries.  All assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates; and statement of income items are translated at the weighted average exchange rate for the period. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the consolidated statements of income and other comprehensive income as other comprehensive income.

Asset Retirement Cost and Obligation -In connection with mining operations, the Company generally incurs legal obligations associated with the retirement of long-lived assets, which are recorded at fair value at the time the obligations are incurred.  Obligations normally are incurred at the time development of a mine commences for underground mines or construction begins for support facilities and refuses areas.  The future obligation primarily relates to closure of mines, The future obligation primarily relates to closure of mines, reclamation of surface land and support upon cessation of mining. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value.  The credit-adjusted risk-free rate is deduced based on the yield curve for U.S. Treasury securities with corresponding maturity adjusted based on the company's credit standing.  Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset.  Amortization of the related asset is calculated on a unit-of-production method over the life of the related mining assets. The Company reviews the asset retirement obligation at least annually and makes necessary adjustments for permitted changes as granted by government authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset.

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

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Impairment losses are recorded on long-lived assets used in operations when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of July 31, 2011 and April 30, 2011, there was no impairment of its long-lived assets.

Goodwill and Other Intangibles -The Company assesses annually whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year.  The Company performs its annual impairment test in the fourth quarter of each year.  The Company has identified its operating segments as its reporting units for purposes of the impairment test.  The Company’s existing goodwill and intangible assets are associated with its mining, washing and coking segments.  The Company then determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit.  Calculating the fair value of the reporting units requires significant estimates and assumptions by management.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, there is an indication that the reporting unit goodwill may be impaired and a second step of the impairment test is performed to determine the amount of the impairment to be recognized, if any. The Company believes that as of July 31, 2011 and April 30, 2011, there was no impairment of its goodwill.

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  GAAP also requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. As of July 31, 2011, income tax positions must meet a more-likely-than-not recognition threshold to be recognized.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  No material deferred tax amounts were recorded at July31, 2011 and April 30, 2011, respectively.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

The Company is also subject to US federal and state tax jurisdictions.  The Company’s tax years for 2008 to present are subject to examination by the taxing authorities.  With a few exceptions, the Company is no longer subject to federal and state examinations by taxing authorities for years before 2008.

Current authoritative guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For a tax position meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At July 31, 2011, the Company did not have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of provision for income tax. As of June 30, 2011, the Company had no material unrecognized tax benefits.

Stock-Based Compensation - The Company records stock-based compensation at fair value at the grant date and recognizes the expense over the employee’s requisite service period by using the Black-Scholes option pricing model. The estimated volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Capitalized Interest - The Company capitalizes interest on construction in progress related to specific mining projects. The methodology for capitalizing interest on general funds begins with a determination of the borrowings applicable to the qualifying assets. The basis of this approach is the assumption that the portion of the interest costs that are capitalized on expenditures during an asset’s acquisition period could have been avoided if the expenditures had not been made. This methodology takes the view that if funds are not required for construction then they would have been used to pay off debt. The primary debt instrument included in the rate calculation of capitalized interest incurred for the year-ended April 30, 2011 was the Company’s bank loans (as defined under Note 16, “Bank Loans”). The interest to be capitalized for any period is derived by multiplying the average rate of interest times the average qualifying assets during the period, not to exceed the total interest on the qualifying debt instruments. To qualify for interest capitalization, the Company must continue to make progress on the development of the assets.

Fair Value Measurements–The Company’s accounting policy for fair value of financial instruments defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement.  The three levels of valuation hierarchy are defined as follows:

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

Earnings Per Common Share - Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Concentration of Risk - For the three months ended July 31, 2011, we had three major customers who purchased 46% of the Company’s total sales.  In addition, we had four major suppliers who provided 58% of our total purchases.

Advertising Costs - The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three months ended July 31, 2011and 2010 were not significant.

Statement of Cash Flows - Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

New accounting pronouncements

Comprehensive Income: In June 2011, the Financial Accounting Standards Board (FASB) issued an accounting update which amends current comprehensive income guidance. The update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, an entity will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance will become effective for interim and annual periods beginning after December 15, 2011, or on January 1, 2012 for the Company. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Business Combinations: In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Intangibles—Goodwill and Other: In December 2010, the FASB issued amended guidance related to Intangibles—Goodwill and Other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Receivables: In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a roll forward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The adoption of this guidance did not have a material impact on the Company’s financial statements.

NOTE 3  BUSINESS COMBINATIONS

The Company has been actively acquiring smaller coal companies who lack the capital and/or management expertise to maximize growth and safety. The Company will continue to seek opportunities to purchase other mining operations as well as coal washing and coal coking operations.

DaPing Coal Mine

On March 25, 2011, the Company entered into an Acquisition Agreement to acquired 60% equity of the DaPing Coal Mine (“DaPing”), with an effective date of March 15, 2011, for a purchase price of 112,080,000 RMB (equivalent to approximately US$17,064,815).An initial installment of 10,000,000 RMB (equivalent to US$1,522,557) was payable in April 2011, but has not yet been paid by the Company.  After meeting five requirements, 30% of the total purchase price, RMB 33,624,000 (equivalent to US$5,119,445), should be paid within three months after the first 30 days of signing this agreement. The remaining balance of 68,456,000 RMB (equivalent to US$10,422,814) is payable after meeting another 3 requirements subsequent.

The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:
Current assets	$528,914
Property, plant and equipment	3,899,314
Intangible assets*	26,673,895
Fair value of assets	31,102,123
Less: Fair value of liabilities	14,037,308
Net assets acquired	$17,064,815
Noncontrolling interest	$9,626,043

*Includes goodwill $2,625,751

Tai Fung Energy Inc. (“Tai Fung”)

On March 8, 2011, the Company entered into an Operating Agreement to invest up to RMB 20,000,000 (equivalent to US$3,063,069) in a newly established entity, Tai Fung, a Chinese company established in SeZone Country, Yunnan Province, PRC on March 8, 2011. TaiFung is a marketing and distributing company of coal throughout China and has yet to begin operation as of April 30, 2011. The net assets on acquisition date comprise only cash contributed by the 2% noncontrolling interest.

The investment represent 98% control of Tai Fung and the investment is accounted for in accordance with ASC 805 and consolidated with the financial statements contained herein.   The Company has paid RMB 4,178,718 (equivalent to US$639,985) as of April 30, 2011. The Operation Agreement is subject to renew after six years from the execution date the agreement.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the acquisition of PYC, Zonelin, Hong Xing, Daping and Tai Fung, presented in the aggregate, collectively, had been completed on May 1, 2010.

	For the period ended
	31-Jul-11	31-Jul-10

Net revenue	$36,633,306	$55,638,387
Income from operation	4,238,282	14,876,126
Net income attributable to L&L	$2,385,888	$11,215,245
Basic proforma earnings per share	$0.08	$0.39
Diluted proforma earnings per share	$0.08	$0.37

NOTE 4  RESTRICTED CASH

Long-term restricted cash represents the bank deposits placed as guarantee for the future payments of costs related to land subsidence, restoration, rehabilitation and environment protections required by the local province government authority.

NOTE 5  PREPAID EXPENSES AND OTHER CURRENT ASSETS

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

All of the Company’s Bill receivable is Bank Acceptance from our customers.  Bank’s Acceptance is a promised future payment, or time draft, which is accepted and guaranteed by a bank and drawn on a deposit at the bank by the buyer.  The bank acceptance specifies the amount of money, the date, and the company to which the payment is due.  After acceptance, the draft becomes and unconditional liability of the bank. But the holder of the draft can sell (exchange) it for cash at a discount to a bank or endorse it to another company instead of cash payment.

The Company provides advances to employees for them to handle incidentals in our mines, washing and coking expansion projects as these facilities are far away from our headquarters in Kunming.  There were no advances to officers or directors.

Prepaid expenses and other current assets consist of the following:

Description	July 31, 2011	April 30, 2011
Advances to suppliers	$16,292,328	$ 14,389,107
Bill receivable	46,553	12,345,103
Advanced to employees	1,791,346	1,518,454
Other	134,124	388,798
Total	$18,264,351	$ 28,641,462

NOTE 6  OTHER RECEIVABLES

Other receivables consist of the following:

Description	July 31, 2011	April 30, 2011
Short term loans to business associates	$ 515,933	$ 927,736
HSC receivable	170,627	1,259,151
Other	349,727	399,260
Total	$ 1,036,287	$ 2,586,147

NOTE 7  INVENTORIES

Inventories are primarily related to coal located at KMC, 2 Mines, PYC and TNI. Inventories consist of the following:

Description	July 31, 2011	April 30, 2011
Raw Coal	$ 2,899,444	$ 2,952,157
Coke Coal	411,153	537,072
Fine Coal	4,552,114	3,143,790
Total	$ 7,862,711	$ 6,633,019

NOTE 8  PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

Property, plant, equipment and mine development consist of the following:

Description	July 31, 2011	April 30, 2011
Mine development	$28,362,662	$27,241,647
Mineral rights	45,695,126	45,306,336
Building and improvements	9,802,355	9,736,380
Machinery and equipment	24,917,468	24,329,509
	108,777,611	106,613,872
Accumulated depreciation	(11,760,650)	(10,134,320)
Property, Plant and Equipment, net	$97,016,961	$96,479,552

Mineral rights represent the exclusive right, granted by the Chinese government, to operate the 2 Mines, PYC and DaPing.  The rights were acquired in the first quarter of 2008 as a result of the acquisition of the “2 Mines” on May 1, 2008, on November 1, 2009, and on March 15, 2011 respectively.  The Company has elected to use unit-of-production method to depreciate its mineral rights.

Depreciation expense was $1,532,880 and $2,996,562 for the three months ended July 31, 2011 and July 31, 2010, respectively.

NOTE 9  CONSTRUCTION IN PROGRESS

Construction in progress includes mine development, ventilation and electrical system improvements for the PYC mine and the two coal mines, building of staff quarters, and beginning construction of a sewage treatment system and road expansion for the washing facilities.  Construction in progress was $ 55,189,117and $ 44,943,609 as of July 31, 2011 and April 30, 2011, respectively. Capitalized interest costs were approximately $41,390 and $320,788 for July 31, 2011 and April 30, 2011, respectively.

NOTE 10  INTANGIBLE ASSETS

Customer relationship and technology assets are being amortized over a period of 7 years.  Amortization expenses was $41,090 and $39,267 for the three months ended July 31, 2011 and July 31, 2010, respectively.

Intangible assets consist of the following:

Description	July 31, 2011	April 30, 2011
Customer relationship	$275,568	$273,224
Technology	881,204	873,706
	1,156,772	1,146,930
Accumulated amortization	(287,785)	(244,375)
	$868,987	$902,555

We have reclassified Mineral Rights to Property, Plant, Equipment and Mine Development. Mineral Rights were disclosed as Intangible Assets in prior financial statements.

NOTE 11  LONG TERM RECEIVABLE

As of July 31, 2011, the Company entered into several agreements with Colorado-based Bowie Resources, LLC and have loaned a total of approximately $7 million.  The loan originally carried an interest rate of approximately nine (9) percent which has since increased to approximately eleven (11) percent.  The loan is co-senior with another lender.  The total owing to the Company as of July 31, 2011 is $7,468,634 include interest of $426,622.  In additional to the loan, the Company has secured exclusive rights to market coal from Bowie to China, Taiwan, Japan and Korea.  The fair value of the marketing rights is not determinable at this time, and the Company believes that any value assignable to the respective intangible asset is immaterial.

NOTE 12  RELATED PARTY TRANSACTIONS

The Company loaned money to various entities who have non-controlling interests with the Company.  Those loans are notes receivables, secured by assets and machinery of the various mines or businesses indicated below.  Because the borrowers under the notes have business in which the Company has an interest, the Company believes the borrowers are considered as related parties.  Total amount of the related party transactions are approximately $5.8 million as of July 31, 2011 which is tabled below.  While in the prior year, as of April 30, 2011, total related party transactions amounted transaction amounts to approximately $7.4 million including approximately $5.53 million is a loan to non controlling interest shareholders of 2 Mines, approximately $1.5 million for an advance to a KMC manager for the development of the Tian-Ri Coal Mine.

Borrowers	USD	Maturity	Collateralized by
Associates to TianRi Coal Mine	$ 1,573,508	May 1, 2015	Mining equipment
Associates to SuTsong	2,795,595	May 1, 2015	Mine Assets
Associates to DuPuAn	1,108,007	May 1, 2015	Mine Assets
Yunnan Tinnan Co. Ltd.	240,878	May 1, 2015	Machinery
Others	40,161	Various dates
	$5,758,149

As of July 31, 2011 and April 30, 2011, the Company had the following other payables to the related parties as listed below:

Payable-related party	July 31, 2011	April 30, 2011
Payable to previous owners of ZoneLin (less non-current)	$200,000	$200,000
Payable to previous owners of DaPing Coal Mine	15,388,508	17,064,815
Total current Payable-related party	15,588,508	17,264,815
Payable to previous owners of ZoneLin(non-current)	800,000	800,000
Total Payable-related party	$16,388,508	$18,064,815

Total Payable-related party was $16 million as of July 31, 2011. None of these payables bear interest and they are not collateralized by any assets of the Company. A balance of $15.4 million was part of the consideration payable to the owner of the acquisition of DaPing coal mine during the year ended April 30, 2011

Due to officer	July 31, 2011	April 30, 2011
Dickson Lee (See Note 25)	$420,000	$420,000
Robert Lee	650,000	650,000
Total due to officer	$1,070,000	$1,070,000

In 2011, Dickson Lee and Robert Lee granted $1.07 million temporary interest free loans to support funding of Bowie mine and other business purposes.

NOTE 13  ASSET RETIREMENT OBLIGATION

With respect to the DaPuAn and SuTsong mines, the Company estimates the asset retirement obligation at a rate of 3 RMB per ton based on total reserves at the end of the useful lives of the mines. The Company expects to extract approximately 10 million tons of coal over the expected useful lives (29 and 17 years for DaPuAn and SuTsong Mine respectively).  The interest rate used in the net present value calculation is 7%.

As for the Ping Yi Mine, the Company estimates the asset retirement obligation at a rate of 2 RMB per ton based on total reserves at the end of the useful lives of the mines. The Company expects to extract approximately 4.4 million tons of coal over the expected useful life of twelve years. The interest rate used in the net present value calculation is 7%.

The Da Ping Mine was acquired by the Company in March 2011. According to the mine reservation report, the management expects to extract approximately 15 million tons of coal over the remaining 26 years. Da Ping Mine is located in Guizhou Province and the management estimates the asset retirement obligation at a rate of 2 RMB per ton based on total reserves at the end of the useful lives of the mines. The interest rate used in the net present value calculation is 7%.

During the quarter ended July 31, 2010, the Company revised the forecasted cash flows used for the net present value calculations for the DaPuAn, SuTsong and PingYi mines. The revisions to estimated cash flows pertain to revisions in the estimated amount and timing of required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages and third-party unit costs as of July 31, 2010. We based these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates. We evaluated the forecasted cash flows as of July 31, 2011, and no revision was deemed necessary.

The following is a summary of the change in the carrying amount of the asset retirement obligation during the quarter ended July 31, 2011 and year ended April 30, 2011.

	July 31, 2011	April 30, 2011

Beginning balance at May 1	$1,978,877	$507,279
Liabilities incurred during the period	-	614,071
Liabilities settled during the period	-	-
Accretion of interest	56,899	98,165
Revisions in estimated cash flows	-	759,362
Ending balance	$2,035,776	$1,978,877

NOTE 14  OTHER PAYABLES

Other Payables consist of the following:

Description	July 31, 2011	April 30, 2011
Payable to business associates	$1,912,568	$4,747,155
Others	3,251,783	2,799,236
Total other payables	$5,164,351	$7,546,391

Total Other Payables was $5.2 million as of July 31, 2011. None of these payables bear interest and they are not collateralized by any assets of the Company. $1.9 million was a temporary interest free loan from a business partner. The other $3.3 million is for salary payable, miscellaneous payment of fees related to maintenance, safety, employee training for security and environmental matters.

NOTE 15  TAX PAYABLES

Taxes payable consist of the following:

Description	July 31, 2011	April 30, 2011
VAT Payable	$5,171,969	$5,546,296
Income Tax Payable	10,807,420	10,622,221
Other Taxes Payables*	2,835,999	2,666,759
Total Tax Payables	$18,815,388	$18,835,276

* Other Taxes Payables mainly include resources tax payable and business tax payable

NOTE 16  BANK LOANS

During the third quarter of 2010, as part of the acquisitions of TNI and PYC, the Company assumed two loan agreements with banks in China.  The first loan with TNI was for RMB 14,300,000 or approximately $1,951,000.  This loan carried an interest rate of 5.4% per annum and matures on December 23, 2010, which was paid off. The second loan with PYC was for RMB 15,000,000 or approximately $2,327,674.  The loan carries an interest rate of 9.7% per annum and matures on February 26, 2011, but has since been extended by mutual agreement to February 26, 2012.  During the fourth quarter of 2011, as part of acquisition of DaPing, the Company assumed RMB 20 million bank loan or approximately $3,103,566 with interest rate of 9.18% per annum and matures on October 29, 2011. All loans are unsecured.

NOTE 17  INCOME TAXES

The Company’s main operations are located in China.  The Company is subject to corporate income taxes primarily in two taxing jurisdictions, China, and the United States of America.  The income of the Company is mainly generated via its 2 Mines, KMC, TNI and TaiFung which are all located in China.  The Company incurs tax liability for the coal operations charged at 25% of net profit.  As the 2 Mines (DaPuAn Mine and SuTsong Mine) are in a heavily regulated resource business in China, and HongXing and ZoneLin are in a form of proprietorship, thus the tax rate of 3% and 5% of total revenue proceeds is applied to 2 Mines and TNI, respectively, subject to provisional adjustments when the coal sale changes.  As no cash or funds were repatriated from China to the U.S., the Company’s income was not subject to the U.S. federal taxation, under subpart F, income from controlled foreign company, of the U.S. Internal Revenue Code.

The Company’s income tax liability for the period ended July 31, 2011 and April 30, 2011 was $10,807,420 and 10,622,221, respectively.  These tax payables to Chinese local governments can be postponed temporarily as we are a U.S. company bringing in U.S. management skills and investing capital to increase coal production and safety standards, beneficial to the Chinese local communities.  According to Chinese law, a new joint venture located in the western part of China may benefit under the “Go-West” policy to enjoy a special Chinese tax rebates from the government, thus there is a high probability that the 2 Mines, KMC and TNI tax liability payments may be delayed or mitigated.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Income and Comprehensive Income:

The significant component for income taxes is described for both US and PRC operation as of July 31, 2011 and April 30, 2011 are described below.

United States of America

As of July 31, 2011, the Company in the United States had $21,355,188in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years.  The deferred tax assets at July 31, 2011 consist mainly of net operating loss carry forwards.  Due to the uncertainty of the realization of the related deferred tax assets of $7,533,797a reserve equal to the amount of deferred income taxes has been established at July 31, 2011.  The Company has provided 100% valuation allowance to the deferred tax assets as of July 31, 2011.

People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiaries are generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 25% for KMC and TaiFung.  The LLC, TNI and DaPing entities are owned in the form of partnerships, thus, the statutory rate is 5%.

The following table sets forth the significant components of the provision for income taxes for operation in PRC for the three months ended July 31, 2011 and July 31, 2010:

	2011	2010

Consolidated pretax income	$ 3,637,436	$ 14,516,012

Expected income tax expense	1,236,728	4,935,444

Difference between statutory rate and foreign effective tax rate	(1,882,078)	(3,465,990)

Change in valuation allowance	1,231,216	713,847

Actual tax expense	$ 585,867	$ 2,183,300

Consolidated effective tax rate	16%	15%

NOTE 18  STOCKHOLDERS’ EQUITY

The following table summarizes common stock and treasury shares activity for the three months ended July 31, 2011:

	For the three month period ended July 31, 2011
	Shares	Amounts
Shares for compensation	100,992	$262,190
Treasury stock for investors	600,000	1,443,000
Treasury stock to subsidiary	200,000	1,000,000
Total	900,992	$2,705,190

Stock Issued for Compensation

For the three months ended July 31, 2011, the Company issued 27,739 shares of common stock with the share value of $229,833 for employees.

For the three months ended July 31, 2011, the Company issued 5,753 shares of common stock with the share value of $35,667 for the Board of Directors.

For the three months ended July 31, 2011, the Company issued 67,500 shares of common stock with the share value of $408,722 for the compensation of consultants.

Treasury Stock

During the first quarter ended July 31, 2011, the Company recovered zero shares of its common stock. During the first quarter ended July 31, 2011, the Company transferred 600,000 shares of treasury stock to investors and 200,000 shares of treasury stock to a subsidiary as an investment for a combined total value of $2,443,000. In accordance with US generally accepted accounting principles, the Company recorded an increase to additional paid-in-capital of $2,442,200, respectively, as a result of the sold and transferred treasury shares. At July 31, 2011, the Company owned a total of 459,000 of its own shares.

Stock issued for Cash

For the three months ended July 31, 2011, no common stock was issued for cash.

NOTE 19  WARRANTS

Warrants Issued for Compensation

The Company has authorized 1,100,000 Class D warrants to be issued to executives and 4,000,000 Class E warrants to be issued to Directors.

During the year ended April 30, 2011, the Company issued 1,000 Class E warrants to a Director.  The warrants were fully vested as of April 30, 2011 and expire five years after issuance.  The grant date fair value was $8.92.  The Company issued 1,000 warrants to a non-employee. The warrants were fully vested as of April 30, 2011 and expire five years after issuance. The grant date fair value was $9.82.

The fair value was estimated on the date of the grant using the Black-Scholes option-pricing model. The following table displays the weighted average assumptions that have been applied to estimate the fair value of warrants on the date of grant for the three months ended July 31, 2011:

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

For the three months ended as July 31, 2011, no warrants were issued or exercised.

Following is a summary of the status of warrants outstanding at July 31, 2011:

Type of Warrants	Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Executives-Class D	$2.25	10,000	1.67	$2.25
Directors-Class E	$3.00 - 9.34	210,916	3.28	$3.03
Non-employee	$11.22	1,000	4.04	$11.22
Total		221,916	3.61	$3.03

As of July 31, 2011, all warrants outstanding for compensation were exercisable. The weighted-average grant-date fair value of warrants granted during the three months ended July 31, 2011 was $ 9.37

The table below is a summary of all warrants activity for the three months ended July 31, 2011:

Warrants Roll-forward Summary
		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Units	Price	Life (in Years)
Outstanding at April 30, 2011	1,024,474	$4.38	2.68
Issued	-	-
Exercised	-	-
Cancelled	-	-
Expired	-	-
Outstanding at July 31, 2011	1,024,474	$4.38	3.61
Exercisable at July 31, 2011	1,024,474	$4.38	3.61

NOTE 20  NON-CONTROLLING INTEREST

As described in Note 1, to the consolidated financial statements, the Company has the majority controlling interest of L&L Coal Partners, TNI, Tai Fung and DaPing.  During the fiscal year 2010, the Company increased its ownership interest in L&L Coal Partners to 80% from 60% on April 30, 2009.  The equity related to non-controlling interest as of April 30, 2011 represents 20% third party interest in L&L Coal Partners, 2% third party interest in TNI, 2% third party interest in Tai Fung, and 40% third party interest in DaPing.

Included below is a schedule of changes in ownerships interest as of July 31, 2011 and April 30, 2011:

	July 31, 2011	April 30, 2011
Beginning balance	$29,530,133	$12,594,293
Non-controlling interest related to acquisitions	-	10,391,810
Translation	240,143	923,351
Net income related to non-controlling interest	697,314	5,620,679
Increase in controlling interest	-	-
Non-controlling interest related to disposal	-	-
Ending balance	$30,467,590	$29,530,133

NOTE 21  EARNINGS PER SHARE

The Company only had common shares and warrants issued and outstanding as of July 31, 2011.  Under the treasury stock method of earnings per share, the Company computed the diluted earnings per share as if all issued warrants were converted to common stock and cash proceeds were used to buy back common stock.

	For the Three Months Ended July 31,
	2011	2010

Net income(from Continued Operations)	$2,385,881	10,938,514
Number of Shares	31,355,781	29,037,451
Per Share – Basic	$0.08	0.38

Effect of dilutive shares	$1,064,474	1,369,639
Number of dilutive shares	31,704,978	30,407,090
Per Share – Diluted	$0.08	0.36

NOTE 22  COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has four operating leases:  the Seattle office, GuangZhou office, Guizhou office and Beijing office.  All are non-cancelable leases, expiring in July 2012, November 2011, February 2012 and June 2012, respectively. The non-cancelable operating lease agreement requires that the Company pays certain operating expenses, including management fees to the leased premises. The future minimum rental payments in less than a year and in greater than a year are $ 266,559 and $ 85,533 respectively.

Legal Matters

On August 26, 2011, a complaint was filed against the Company, certain officers and directors and a former officer in the United States District Court, Western District of Washington at Seattle (Case No. 11-cv-01423) on behalf of a single plaintiff (who holds based on the complaint/certification about 200 shares of common stock of the Company.)  The complaint (which has not been served upon the Company as of the 10-Q filing date) indicates that the plaintiff’s lawyers will seek to have it certified as a class action.  It alleges that the Company filed false and misleading reports with the SEC from August 13, 2009 to the present primarily based upon an amendment the Company filed to its 2010 Annual Report on Form 10-K on July 28, 2010 and a report published by the Glaucus Research Group on August 2, 2011.  We vehemently deny that we filed any false reports with the SEC, and we plan to defend this lawsuit vigorously.

Foreign Currency

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

Environmental Remediation

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

Chinese Government

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

Concentrations

For the three months ended July 31, 2011, we had three major customers who purchased 46% of the Company’s total sales.  In addition, we had four major suppliers who provided 58% of our total purchases.

NOTE 23  STOCK INCENTIVE PLAN

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

For the three month ended July 31, 2011, no stock option has been granted or vested. No stock option has been exercised.

The following table displays the weighted average assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the three months ended July 31, 2011:

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

The following summarizes pricing and term information for options outstanding as of July 31, 2011:

	Options Outstanding
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price

$$7.65	40,000	4.59	$$7.65

As of July 31, 2011, all stock options outstanding for compensation were exercisable. The weighted-average grant-date fair value of options granted during the year ended April 30, 2011 was $7.06.  For the three month ended July 31, 2011, no stock option has been granted or vested.

The following table is a summary of stock option activity under the Stock Incentive Plan as of July 31, 2011:

	Incentive Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)

Outstanding at May 1, 2011	40,000	$$7.65	-
Granted	-	$-	-
Exercised	-	$-	-
Canceled	-	$-	-
Outstanding at July 31, 2011	40,000	$$7.65	4.85

Exercisable at July 31, 2011	40,000	$$7.65	4.85

NOTE 24  SEGMENT INFORMATION

The Company reports its operations primarily through the following reportable operating segments: coal mining, coal wholesaling, coking coal washing revenue. The Company’s chief operating decision maker uses operating income as the primary measure of segment profit and loss.

	For the Three Months Periods Ended July 31,

Total Revenues (including intersegment sales)	2011	2010
Coal mining revenue	$ 7,255,819	$ 18,625,528
Coal wholesale revenue	4,462,730	5,051,603
Coking revenue	6,644,119	7,018,405
Coal washing revenue	19,349,814	28,962,725
	$ 37,712,482	$ 59,658,315

Intersegment revenues	2011	2010*
Coal mining revenue	$ 712,920	$ -
Coal wholesale revenue	-	-
Coking revenue	-	-
Coal washing revenue	366,258	4,328,376
	$ 1,079,177	$ 4,328,376

Net revenues	2011	2010
Coal mining revenue	$ 7,255,819	$ 18,625,528
Coal wholesale revenue	4,462,730	5,051,603
Coking revenue	6,644,120	7,018,405
Coal washing revenue	19,349,814	28,962,725
Less intersegment revenues	(1,079,177)	(4,328,376)
	$ 36,633,306	$ 55,329,939

Net income attributable to L&L	2011	2010
Coal mining	$ 2,186,617	$ 9,267,909
Coal wholesale	299,342	540,456
Coking	667,531	806,181
Coal washing	1,754,324	2,423,525
Parent Company	(2,521,936)	(2,099,577)
	$ 2,385,888	$ 10,938,514

Depreciation expense	2011	2010
Coal mining	$ 989,613	$ 1,949,293
Coal wholesale	15,319	93,982
Coking	76,187	548,867
Coal washing	384,755	228,750
Parent Company	67,006	175,670
	$ 1,532,880	$ 2,996,562

Total assets	July 31, 2011	April 30, 2010*
Coal mining	$ 148,932,364	$ 83,218,389
Coal wholesale	16,251,018	13,671,672
Coking	9,242,355	7,778,298
Coal washing	46,159,237	27,211,835
Parent Company (intercompany)	10,633,682	9,227,398
	$ 231,218,656	$ 141,107,592

*Reclassification

NOTE 25  SUBSEQUENT EVENT

On August 3, 2011, Mr. Lee loaned $180,000 to the company without interest for business purposes.

On August 26, 2011, a complaint was filed against the Company, certain officers and directors and a former officer in the United States District Court, Western District of Washington at Seattle (Case No. 11-cv-01423) on behalf of a single plaintiff (who holds based on the complaint/certification about 200 shares of common stock of the Company.)  The complaint (which has not been served upon the Company as of the 10-Q filing date) indicates that the plaintiff’s lawyers will seek to have it certified as a class action.  It alleges that the Company filed false and misleading reports with the SEC from August 13, 2009 to the present primarily based upon an amendment the Company filed to its 2010 Annual Report on Form 10-K on July 28, 2010 and a report published by the Glaucus Research Group on August 2, 2011.  We vehemently deny that we filed any false reports with the SEC, and we plan to defend this lawsuit vigorously.

On August 29, 2011, Mr. Lee (after receiving approval from the Board of Directors of the Company) converted $420,000 of his prior loan to the Company into common shares of the Company at the conversion price of $8.50/share.

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

When we use the terms "we," "us," "our," "L & L," and "the Company," we mean L & L ENERGY, INC. a Nevada corporation, and its subsidiaries.

Overview

We produce, process, and sell coal in the People’s Republic of China (“PRC”) and also have a financial interest in the Bowie Mine, a U.S. thermal coal mine located in Paonia, Colorado.  Our vertically integrated coal operations include four mines, three coal washing plants, one coking facility, and coal wholesale and distribution facilities in the southwest region of China.  Our operations are located in inland China (Yunnan and Guizhou Provinces), which is being developed at a faster rate than the coastal areas which have historically received most of the government’s focus.

We believe that China’s demand for coal will remain strong. Currently 70% of China’s electricity is generated from coal resulting in China consuming over 46% of the world’s coal production. It is estimated that China’s demand for coal will continue to increase for several decades, producing a favorable business environment for our ongoing operations. Although China has substantial coal reserves, the coal industry is fragmented and inefficient, and includes many small companies who lack economies of scale and resources to maximize capacity. China’s mining companies have been unable to produce enough coal to meet China’s growing coal demand, and as a result, the government allowed China to become a net importer of coal and has implemented a policy of consolidation to increase capacity, and improve the efficiency, and improve safety of coal mines in China.

According to the most recent Guizhou policy documents, that Province’s consolidation plan has three elements: production, safety, and efficiency. Regarding production, the provincial government plans to consolidate over 1600 mines to 200 holding companies or fewer by the end of 2013, each of which will be responsible for minimum production between 800,000 and 2,000,000 tons per year (depending on locations). Regarding safety, safety standards will increase as well as safety enforcement activity. Finally, to improve efficiency, the level of mechanization will increase significantly, both in shaft drilling and coal production methods. To facilitate the consolidation, local governments are working with lending institutions to provide debt financing of up to 70% of the purchase price of each mine acquisition.

We believe that the accelerated government-mandated consolidation of the coal industry in Guizhou Province is an attractive opportunity for the Company. Coal consolidators will be limited to those now participating in Guizhou, which creates a proprietary opportunity for the Company. And as safety standards and enforcement increase, the Company believes that its dedication to safety through training, improving technology, transferring U.S. mine safety knowledge, and expending adequate capital will be a competitive advantage. (Note however that in the short term, as we make the necessary capital and safety improvements, there may be periodic disruptions of our mining operations from safety inspections due to accidents in other mines in the counties where we operate. This may have a corresponding negative impact on production volumes and revenues.)  We believe that being publicly traded gives the Company access to additional sources of capital not available to most competitors.  Finally, we believe that being publicly traded on NASDAQ may attract some potential strategic partners who may help to accelerate the Company’s acquisition and organic growth efforts.

Further, the Vice Governor of Guizhou Province with responsibility for natural resources and the Guizhou Energy Bureau Chief both provided encouragement and support to the Company to become a leader in Guizhou’s consolidation efforts, and have encouraged us to achieve five million tons of production per year within the next several years. We believe our relationship with the provincial and local governments will be a key competitive advantage for the Company.

We plan to continue leveraging on our in-China experience, U.S. technical and management skills, and U.S. accounting knowledge to become a leading coal energy company in the coal-rich Yunnan and Guizhou Provinces.

In order to support on our Guizhou operations, we established a new branch office in Guiyang City, which is capital of Guizhou province, in July, 2011.

Plan of Operations

The Company is a vertically integrated coal operator participating in the business of consolidation of a fragmented coal industry in Yunnan and Guizhou Provinces of southwest China. We plan to expand our coal business two ways: first, through expansion of existing operations in accordance with the consolidation policy, and second, through continued acquisitions of operations that lack the capital and management skills to expand to meet the minimum capacity required by the government.

Organic Growth. We acquire small mines that lack the capital and management expertise to expand to meet the minimum government-mandated production requirement, and then we provide the management expertise and fund the needed capital expenditures for each acquisition. This has resulted in successfully integration and expansion of our four mines, all of which are on their way to meeting the current 300,000 tons a year minimum production requirement. The value and revenue of our mined coal is increased by coal washing, coking, distribution and wholesale operations.

Acquisitive Growth. Our focus in the short term will be taking advantage of unique opportunities for acquiring mines due to the accelerated government-mandated consolidation policy in Guizhou Province. The process includes negotiating and signing memorandums of understanding and letters of intent with mines that meet our criteria. Our preferred criteria includes existing mines in production with good infrastructure and sufficient reserves but lacking the capital and management to expand beyond the current minimum of 300,000 tons per year or mines that must now join a holding company that controls coal production between 800,000 tons and 2,000,000 tons depending on where in Guizhou they operate. We then send in an inspection team to see the mine, talk to the management, and perform due diligence. Based on the analysis of our inspection team, we target and negotiate to acquire the best mines. Thus far, our acquisition team has attained signed letters of intent with 14 producing mines in Guizhou Province and will continue to evaluate and target further mines for acquisition.  And our technical team, which will be led by Dr. Syd Peng, is planning on visiting China to inspect, assess, and supervise the acquisitions.

We will need to raise additional capital to expand our operations, both to fund additional investments in capital equipment and technology to increase production and improve safety at existing facilities and to acquire additional profit making operations.  We plan on recruiting additional executives and management and staff, especially with mining operations experience, to augment our team.  We also plan on exploring strategic partnerships that can accelerate our ability to grow organically and acquisitively.

Results of Operations

The following table presents our operating results as a percentage of our revenues for the periods indicated:

	Three Months Ended July 31,
	2011		2010
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$36,633,306	100%	$55,329,939	100%
Cost of revenue	28,443,975	78%	36,724,263	66%
Gross profit	8,189,331	22%	18,605,676	34%
Selling general & administrative	3,951,049	11%	4,006,281	7%
Interest expense (income)	(198,348)	-1%	70,540	0%
Other expense (income)	767,561	2%	12,843	0%
Provision for income taxes	585,867	2%	2,183,300	4%
Net Income Attributable to Non-controlling interest	697,314	2%	1,394,198	3%
Net income	$2,385,888	7%	$10,938,514	20%

Revenue

The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)
	July 31,		to Revenues
	2011	2010*	$	%

Coal Mining	$6,542,900	$18,625,582	$-12,082,682	-65%
Coal Wholesale	4,462,730	5,051,603	-588,873	-12%
Coal Washing	18,983,556	24,634,349	-5,650,793	-23%
Coal Coking	6,644,120	7,018,405	-374,285	-5%
Total Revenues	$36,633,306	$55,329,939	$-18,696,633	-34%

*Reclassification

In this quarter, our net revenues decreased from $55 million during the three months ended July 31 2010 to $36.6 million during the three months ended July 31, 2011, representing approximately a 33% decrease. The decrease was primarily due to the government’s temporary slowdown and idling of all mines in our region including our mines, and the historical low season of summer.

Coal Mining. During the three months ended July 31, 2011, our coal mining net revenues decreased by $12,082,682 approximately a 65% decrease compared to the three months ended July 31, 2010. Similar to the fourth quarter of the fiscal year ended 2011, this sales decrease was due to lack of inventory caused mainly by the government mandated temporary slowdown and idling of all the mines in the regions we operate.  The government took action because of nearby fatal mine accidents (our mines had no accidents), and the subsequent visits by safety officials and regulators performing safety inspections from the middle of the fourth quarter of year ended April through June 2011.  In addition, on August 15, 2011 there was another fatal accident in Pan County in Guizhou Province near our mines.  Our Yunnan mines have resumed production and our Da Ping mine has been approved for resuming production and is currently expanding its production capacity.  However, our Ping Yi mine remains idle as of July 31, 2011.

Wholesale revenues decreased by 12% during the three months ended July 31, 2011 compared to the three months ended July, 31, 2010 because the volume of sales dropped due to decreased supplies of raw coal and fine coal in Yunnan and Guizhou area resulting from the government mandated temporary slowdowns and idling of coal mines in the regions we operate.

Coal washing revenue decreased in 2011 because government mandated temporary slowdowns and idling of coal mines in the regions we operate led to limited supply of raw coal to our washing facilities.

Coal Coking revenue decreased by 6% of revenue due to the government mandated temporary slowdowns and idling of coal mines in the county our coking facility operates, which resulted in limited supply of raw coal to our coking facility.

Gross Profit

Our gross profit percentage in this quarter decreased to 22% from 34% of the same quarter last fiscal year mainly as a result of the government-mandated temporary coal-mine slowdowns and idling that have significantly reduced our revenue from the coal mining segment, which has historically been the Company’s most profitable business segment.  The corresponding change in product/segment mix and the relatively stagnant fixed costs accordingly have reduced the gross profit of the current period.

Selling general & administrative

Total selling, general, and administrative expense were staying the same as 7% relatively to revenue during the three months ended July 31 2011 compare to the same period 2010.

Provision for income taxes

	Three Months Ended July 31,
	2011	2010
Net income before income taxes	$3,669,069	14,516,012
Provision for income taxes	585,867	2,183,300
Effective tax rate	15.97%	15.04%

Our provision for income taxes decreased from the three months ended July 31, 2010 to the three months ended July 31, 2011, primarily as a result of decreased in net income.

Our effective tax rate increased slightly from 15.04% during the three months ended July 31, 2010 to 15.97% during the three months ended July 31, 2011, primarily because our new established Tai Fung with effective tax rate of 25% slightly pulled up the total effective tax rate.

Net Income Attributable to Common Stockholders

The following table presents net income attributable to common stockholders:

	Three Months Ended July 31,		Increase (Decrease) to Income
	2011	2010	$	%
Net income from continued operations (before non-controlling int.)	$3,083,202	12,332,712	-9,249,510	-75.00%
Less: Net income attributable to non-controlling interests	697,314	1,394,198	-696,884	-49.98%
Net income attributable to Common shareholders	$2,385,888	10,938,514	-8,552,626	-78.19%

Our net income attributable to non-controlling interest was $696,884 lower than prior year because we have a lower net income compared to last year.

Liquidity and Capital Resources

The following factors affected the Company’s liquidity and capital resources:

Net cash provided by operating activities was $8,072,574 for the three months ended July 31, 2011.  For the three months ended July 31, 2010, net cash flow provided by operating activities was $18,580,601.  The decrease in cash inflow during the current quarter is due to decrease in net income that mainly due to temporary shutdown of our mines in Guizhou and Yunnan Province.

Net cash used in investing activities was $10,004,393 during the three months ended July 31, 2011, compared to $18,001,803 used in investing activities during the same period in 2010. The decrease in cash outflow is mainly due to decrease of cash used for construction-in-progress and property and equipment purchase.

Net cash provided by financing activities was $2,848,921 during the three months ended July 31, 2011, compared to $686,891 during the same period in 2010.  The increase of cash inflow was mainly due to proceeds received from sale of treasury stock and cash received from related party.

We will need to raise additional capital to expand our operations, both to fund additional investments in capital equipment and technology to increase production and improve safety at existing facilities and to acquire additional profit making operations.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

As of July 31, 2011, we were contractually obligated to inject capital per our purchase agreements as follows:

	Total	Less than 1 year	1-2 years	3-5 years	After 5 years
DaPuAn & SuTsong Mines	$5,027,746	$-	$-	$5,027,746	$-
L&L Yunnan Tianneng Industry	4,000,000	-	4,000,000	-	-
DaPing Coal Mine	15,388,508	15,388,508	-	-	-
Tai Fung	1,455,120	-	1,455,120	-	-
Total	$25,871,374	$-	$20,843,628	$5,027,746	$-

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

Our critical accounting policies are discussed in “Management's  Discussion and Analysis or Plan of Operation” in our Annual Report on Form 10-K for the year ended April 30, 2011. Those critical accounting policies remained unchanged at July 31, 2011.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are in effective.

Changes in Internal Control Over Financial Reporting

We have been improving and strengthening our control processes to fully remedy weaknesses, if any, in internal controls over financial reporting and to ensure that all of our controls and procedures are adequate and effective. Based on the extensive efforts to date, the Company believes that all deficiencies will be fully remediated by the reporting period of October 31, 2011.

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

Item 1.Legal Proceedings

We are not currently a party to any legal proceedings in material nature and we are not aware of any material pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us, other than the legal proceeding described below:

On August 26, 2011, a complaint was filed against the Company, certain officers and directors and a former officer in the United States District Court, Western District of Washington at Seattle (Case No. 11-cv-01423) on behalf of a single plaintiff (who holds based on the complaint/certification about 200 shares of common stock of the Company.)  The complaint (which has not been served upon the Company as of the 10-Q filing date) indicates that the plaintiff’s lawyers will seek to have it certified as a class action.  It alleges that the Company filed false and misleading reports with the SEC from August 13, 2009 to the present primarily based upon an amendment the Company filed to its 2010 Annual Report on Form 10-K on July 28, 2010 and a report published by the Glaucus Research Group on August 2, 2011.  We vehemently deny that we filed any false reports with the SEC, and we plan to defend this lawsuit vigorously.

Item 1A. Risk Factor

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

As a producer of coal products in China, we are subject to significant, extensive and increasingly stringent environmental protection laws, governmental regulations on coal standards and safety requirements. These laws and regulations, among other things:

         impose fees for the discharge of waste substances and pollutants;

         require the establishment of reserves for reclamation and rehabilitation;

         impose fines for serious environmental offenses; and

         authorize the PRC government, at its discretion, to close any facility that it determines has failed to comply with     environmental regulations, operating standards, and suspend any coal operations that cause excessive environmental damage.

Some of our operations are based on traditional, old coal extraction and processing techniques, which are popular in China, and which produce waste water, gas emissions and solid waste materials. The PRC government has tightened enforcement of applicable laws and regulations and adopted more stringent environmental and operational standards. We believe that our coal mining, washing and coking operations comply in all material respects with existing Chinese environmental and safety standards. However, our Ping Yi mine was recently subject to what we believe was a county-wide shut down and safety inspection of coal mines by the Pan County government and it remains unclear when or if operations will be resumed at this mine. If we are unable to resume operations in a timely manner, our results of operations will be harmed.

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

Item 1B. Unresolved Staff Comments

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

        During the first quarter ended July 31, 2011, the Company transferred 600,000 shares of treasury stock to investors and 200,000 shares of treasury stock to a subsidiary as an investment for a combined total value of $2,443,000.

On August 29, 2011, Dickson Lee, Chairman and CEO of the Company, converted $420,000 of his prior loan to the Company into 49,411 shares of common stock of the Company at the conversion price of $8.50/share.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Reserved

This item was removed and reserved pursuant to SEC Release No. 33-9089A issued on February 23, 2010.

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit number	Description
3.1	Bylaws (amendment)
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L & L ENERGY, INC.

Date: September 9, 2011	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: September 9, 2011	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: September 9, 2011	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended July31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: September 9, 2011	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended July31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ian G. Robinson, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: September 9, 2011	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO