Form 10-Q
period 2011-12-12
L & L ENERGY, INC.
filed 2011-12-12
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED ON OCTOBER 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]     Accelerated filer [X]    Non-accelerated filer [  ]     Smaller reporting company []

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 11, 2011 there were 32,898,919 shares of common stock outstanding, with par value of $0.001.

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

L & L ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31,2011 AND APRIL 30,2011
(Unaudited)
	October 31, 2011	April 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,794,298	$4,914,425
Accounts receivables	28,485,050	24,017,391
Prepaid and other current assets	23,609,723	28,641,462
Other receivables	837,166	2,586,147
Inventories	9,242,740	6,633,019
Total current assets	67,968,977	66,792,444

Property, plant, equipment, and mine development, net	100,287,627	96,479,552
Construction-in-progress	58,046,584	44,943,609
Intangible assets, net	843,498	902,555
Goodwill	3,071,441	2,988,175
Restricted Cash	564,550	544,588
Long term receivable	7,391,479	7,272,828
Related party notes receivable	6,224,886	7,428,574
Total non-current assets	176,430,065	160,559,881

TOTAL ASSETS	$244,399,042	$227,352,325

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payables	$5,025,342	$3,439,460
Accrued and other liabilities	866,272	717,298
Other payables	5,996,245	7,546,391
Related party payables	15,588,508	17,264,815
Due to officers	995,000	1,070,000
Taxes payables	19,702,963	18,835,276
Customer deposits	2,300,768	4,338,424
Bank loans	5,535,085	5,385,030
Total current liabilities	56,010,183	58,596,694

LONG-TERM LIABILITIES
Related party payable – non-current	800,000	800,000
Asset retirement obligation	2,115,380	1,978,877
Total long-term liabilities	2,915,380	2,778,877

Total Liabilities	58,925,563	61,375,571

EQUITY:
L&L ENERGY STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and outstanding	-	-
Common stock ($0.001 par value, 120,000,000 shares authorized: 32,811,044 shares issued and outstanding, and 32,277,579 shares issued and outstanding at October 31 and April 30, respectively)	32,811	32,278
Shares to be issued (14,375 shares)	14
Additional paid-in capital	54,092,689	48,420,321
Accumulated other comprehensive income	10,989,043	6,502,542
Retained Earnings	88,064,167	81,888,339
Treasury stock (253,093 shares and 1,259,000 shares at October 31 and April 30, respectively)	(222,778)	(396,859)
Total L & L Energy stockholders' equity	152,955,946	136,446,621
Non-controlling interest	32,517,533	29,530,133
Total equity	185,473,479	165,976,754
TOTAL LIABILITIES AND EQUITY	$244,399,042	$227,352,325

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPRHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED OCTOBER 31, 2011 AND 2010
(Unaudited)
	For The Three Months Periods Ended October 31,		For The Six Months Periods Ended October 31,
	2011	2010	2011		2010
NET REVENUES	$41,873,840	$57,417,686	$78,507,146		$112,747,625
COST OF REVENUES	29,478,282	38,145,895	57,922,257		74,870,158
GROSS PROFIT	12,395,558	19,271,791	20,584,889		37,877,467

OPERATING COSTS AND EXPENSES:
Salaries & wages-selling, general and administrative	2,611,902	1,956,269	3,544,902		2,736,941
Selling, general and administrative expenses, excluding salaries and wages	3,366,842	2,900,999	6,384,891		6,126,608
Total operating expenses	5,978,744	4,857,268	9,929,793		8,863,549

INCOME FROM OPERATIONS	6,416,814	14,414,523	10,655,096		29,013,918
OTHER INCOME (EXPENSE):
Interest income (expense)	108,307	(100,928)	306,655		(171,468)
Other income (expense)	(481,273)	420,960	(1,248,834)		408,117
Total other income (expense)	(372,966)	320,032	(942,179)		236,649

INCOME BEFORE PROVISON FOR INCOME TAXES	6,043,848	14,734,555	9,712,917		29,250,567
LESS PROVISION FOR INCOME TAXES	788,467	2,006,205	1,374,334		4,189,505
INCOME BEFORE NON-CONTROLLING INTEREST	5,255,381	12,728,350	8,338,583		25,061,062

Income attributable to non-controlling interests	1,465,441	1,667,492	2,162,755		3,061,690
Income attributable to L & L	3,789,940	11,060,858	6,175,828		21,999,372

NET INCOME	$5,255,381	$12,728,350	$8,338,583		$25,061,062

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	3,273,921	1,620,744	4,486,501		2,659,576
COMPREHENSIVE INCOME	$8,529,302	$14,349,094	$12,825,084		$27,720,638

Comprehensive income attributable to non-controlling interests	$2,006,831	$1,667,492	$2,867,882	$
Comprehensive income attributable to L & L	6,522,471	12,681,602	9,957,202		27,720,638

INCOME PER COMMON SHARE – basic	$0.12	$0.37	$0.19		$0.75

INCOME PER COMMON SHARE – diluted	$0.11	$0.35	$0.19		$0.72

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	32,225,085	29,923,091	31,788,767		29,480,271

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - diluted	33,385,777	31,225,945	32,949,459		30,719,093

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010
(Unaudited)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,338,583	$25,061,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,556,845	4,632,395
Stock compensation	2,261,045	3,030,138
Accretion of asset retirement obligation	136,503	-
Accounts receivable	(4,467,659)	(3,496,710)
Prepaid and other current assets	5,031,739	7,204,621
Inventories	(2,609,721)	(2,343,748)
Other receivable	785,330	(660,520)
Accounts payable and other payable	(145,957)	2,419,096
Customer deposit	(2,037,656)	(1,303,040)
Accrued and other liabilities	148,974	(422,040)
Taxes payable	867,687	4,778,676
Note receivable	1,203,688	(9,563,489)
Net cash provided by operating activities	13,069,401	29,336,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(665,714)	(8,240,277)
Construction-in-progress	(15,457,929)	(20,719,831)
Increase in investments	(118,651)	-
Cash received from spin-off HSC	963,651	-
Net cash (used in) provided by investing activities	(15,278,643)	(28,960,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on bank loans	-	(1,362,519)
Due to officer	(75,000)	-
Proceeds from warrant extension	-	50,000
Proceeds from Treasury stock sold	3,585,951	-
Payment to previous owner of acquired mine	(1,676,307)	-
Warrants converted to common stock	-	2,069,750
Net cash provided by financing activities	1,834,644	757,231

Effect of exchange rate changes on cash and cash equivalents	1,254,471	873,861

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	879,873	2,007,425
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,914,425	7,327,369
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,794,298	$9,334,794

SUPPLEMENTAL INFORMATION
INTEREST PAID	$73,443	$160,368
INCOME TAX PAID	$719,843	$2,389,338

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description Of Business

L & L Energy, Inc. (“L&L” or the “Company”) was incorporated in Nevada, and is headquartered in Seattle, Washington.  Effective on January 4, 2010, the State of Nevada approved the Company’s name change from L&L International Holdings, Inc. to L & L Energy, Inc.  The Company is a coal (energy) company, and started its operations in 1995.  Coal sales are generated entirely in China from coal mining, clean coal washing, coking, and coal wholesale operations.  At the present time, the Company conducts its coal (energy) operations in Yunnan and Guizhou provinces, southwest China.

As of October 31, 2011, the Company has the following subsidiaries or operations in China:

•         Kunming Biaoyu Industrial Boiler Co., Ltd (“KMC”), which owns/controls coal wholesale operations, Ping Yi Coal Mine ( “PYC”) and Ping Yi coal washing;

•         L&L Coal Partners (the “2 Mines” or “LLC”), which owns/controls two coal mining operations (DaPuAn Mine and SuTsong Mine) and DaPuAn Mine’s coal washing operations;

•         L&L Yunnan Tianneng Industry Co. Ltd. (“TNI”), which owns/controls ZoneLin Coal Coking Factory (“ZoneLin”);

•         Yunnan L&L Tai Fung (“Tai Fung”), which owns/controls SeZone County Hong Xing Coal Washing Factory (“Hong Xing”) and coal wholesale and distribution operations; and

•         Da Ping Coal Mine (“DaPing”).

Basis Of Presentation

The consolidated financial statements include the accounts of L & L Energy, Inc. and its affiliates. All intercompany transactions, profits and balances have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in management’s opinion, are necessary for fair presentation of the information contained herein. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended April 30, 2011 as filed with the Securities and Exchange Commission (“SEC”) on July 29, 2011.

Principles of Consolidation

The fully consolidated financial statements include the accounts of the Company, and 100% ownership of KMC subsidiary including coal wholesale and PYC coal mine, 80% of operations of LLC “2 Mines” including both coal mining and coal washing, 98% of TNI (coal washing and coking operations), 60% of DaPing, 98% of Tai Fung.  The Company fully consolidates 100% of the assets, liabilities of its subsidiaries and show the non-controlling interests owned by their respective owners as Non-Controlling Interests.  The results of operations of the Company’s subsidiaries less amounts attributable to non-controlling interest owners are net income attributable to the Company.  All significant inter-company accounts and transactions are eliminated.

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

Intangibles: Goodwill and Other: In December 2010, the FASB issued amended guidance related to Intangibles—Goodwill and Other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

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

NOTE 3. BUSINESS COMBINATIONS

Fiscal year 2011 Acquisitions

DaPing Coal Mine

On March 25, 2011, the Company entered into an Acquisition Agreement to acquired 60% equity of the DaPing Coal Mine (“DaPing”), with an effective date of March 15, 2011, for a purchase price of 112,080,000 RMB (equivalent to approximately US$17,064,815). An initial installment of 10,000,000 RMB (equivalent to US$1,522,557), which was payable as of April 2011, has been fully paid as of October 31, 2011. The remaining purchase price is payable subject to achieving eight milestone requirements, which consist of licensing, receipt of related certificates, government approvals, transfer of personnel, and transfer of documentation. As of October 31, 2011, none of these milestones have been met, and the remaining balance payable to the prior owners is 102,080,000 RMB (equivalent to US$15,388,508).

The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:
Current assets	$528,914
Property, plant and equipment	3,899,314
Intangible assets*	26,673,895
Fair value of assets	31,102,123
Less: Fair value of liabilities	14,037,308
Net assets acquired	$17,064,815
Non-controlling interest	$9,626,043

*Includes goodwill $2,625,751

Tai Fung Energy Inc. (“Tai Fung”)

On March 8, 2011, the Company entered into an Operating Agreement to invest up to RMB 20,000,000 (equivalent to US$3,063,069) in a newly established entity, Tai Fung, a Chinese company established in SeZone Country, Yunnan Province, PRC on March 8, 2011. TaiFung is a marketing and distributing company of coal throughout China and had yet to begin operation as of April 30, 2011.

The Company has paid RMB 4,178,718 (equivalent to US$639,985) as of October 31, 2011. The Operation Agreement is subject to renewal after six years from the execution date the agreement.

Pro-forma Information (Unaudited)

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the acquisition of PYC, ZoneLin, Hong Xing, DaPing and Tai Fung, presented in the aggregate, collectively, had been completed on May 1, 2011 and 2010:

	For the six-month periods ended
	October 31, 2011	October 31, 2010
Net revenue	$78,507,146	$113,364,521
Income from operation	10,655,096	29,290,649
Net income	$6,175,828	$22,276,103
Basic proforma earning per share	0.19	0.76
Diluted proforma earning per share	0.19	0.73

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

Additionally, The Company provides advances to employees for them to handle incidentals in our mining operations as well as washing and coking expansion projects as these facilities are far away from our headquarters in Kunming. There were no advances to officers or directors.

Prepaid expenses and other current assets consisted of the following:

Description	October 31, 2011	April 30, 2011
Advances to suppliers	$19,364,793	$ 14,389,107
Bill receivable	1,676,340	12,345,103
Advanced to employees	2,408,150	1,518,454
Other	160,440	388,798
Total	$23,609,723	$ 28,641,462

NOTE 6. OTHER RECEIVABLES

Other receivables consisted of the following:

Description	October 31, 2011	April 30, 2011
Short term loans to business associates	$ 311,707	$ 927,736
HSC receivable	295,500	1,259,151
Other	229,959	399,260
Total	$ 837,166	$ 2,586,147

The Company made short term loans to business associates in order to develop a long term business relationship.  Such loans are considered consistent with accepted business practices in China.  These business associates are suppliers to our Company and we believe that these loans result in securing adequate supplies for the expansion of production capacity in our mines.

NOTE 7. INVENTORIES

Inventories are primarily related to coal located at KMC, 2 Mines, PYC and TNI. Inventories consisted of the following:

Description	October 31, 2011	April 30, 2011
Raw Coal	$ 2,272,154	$ 2,952,157
Coke Coal	637,998	537,072
Fine Coal	6,332,588	3,143,790
Total	$ 9,242,740	$ 6,633,019

NOTE 8. PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

Property, plant, equipment and mine development consisted of the following:

Description	October 31, 2011	April 30, 2011
Mine development	$31,968,493	$27,241,647
Mineral rights	46,568,806	45,306,336
Building and improvements	10,271,958	9,736,380
Machinery and equipment	25,401,009	24,329,509
	114,210,266	106,613,872
Accumulated depreciation	(13,922,639)	(10,134,320)
Property, Plant and Equipment, net	$100,287,627	$96,479,552

Mineral rights represent the exclusive right, granted by the Chinese government, to operate the 2 Mine, as well as PYC and DaPing.  The rights were acquired in the first quarter of 2008 as a result of the acquisition of these mines, which occurred on May 1, 2008, November 1, 2009, and on March 15, 2011, respectively.  The Company has elected to use unit-of-production method to depreciate its mineral rights.

Depreciation expense was $1,922,004 and $1,693,132 for the three months ended October 31, 2011 and October 31, 2010, respectively.

Depreciation expense was $3,454,885 and $4,390,672 for the six months ended October 31, 2011 and October 31, 2010, respectively.

NOTE 9. CONSTRUCTION IN PROGRESS

Construction in progress includes mine development, ventilation and electrical system improvements, building of staff quarters, and beginning construction of a sewage treatment system and road expansion for the washing facilities.  Construction in progress was $ 58,046,584 and $ 44,943,609 as of October 31, 2011 and April 30, 2011, respectively. Capitalized interest costs were approximately $57,761 and $109,801 for the six months ended October 31, 2011 and 2010, respectively.

NOTE10. INTANGIBLE ASSETS

Customer relationship and technology assets are being amortized over a period of 7 years.  Amortization expense for these assets was $82,762 and $39,267 for the six months ended October 31, 2011 and October 31, 2010, respectively. Amortization expense of Asset Retirement Cost was $11,578 and $19,200 for the three and six months ended October 31, 2011.

Intangible assets consisted of the following:

Description	October 31,2011	April 30, 2011
Technology	$280,837	$273,224
Customer relationship	898,052	873,706
	1,178,889	1,146,930
Accumulated amortization	(335,391)	(244,375)
	$843,498	$902,555

We have reclassified Mineral Rights to Property, Plant, Equipment and Mine Development. Mineral Rights were disclosed as Intangible Assets in prior financial statements.

As of October 31, 2011, estimated future amortization expenses related to intangible assets were as follows (in thousands):

Remainder of Fiscal 2012	$83
Fiscal 2013	166
Fiscal 2014	166
Fiscal 2015	166
Fiscal 2016	166
Thereafter	96

NOTE 11. LONG TERM RECEIVABLE

As of October 31, 2011, the Company entered into several agreements with Colorado-based Bowie Resources, LLC and have loaned a total of approximately $7 million.  The loan originally carried a variable interest rate of approximately nine (9) percent to approximately eleven (11) percent.  The loan is co-senior with another lender.  The total balance was $7,391,479 including interest of $349,467 for the period end of October 31, 2011 and $7,272,828 including interest of $230,815 for the period ended April 30, 2011.

NOTE 12.  RELATED PARTY TRANSACTIONS

Related Party Notes Receivable

The Company loaned money to various entities that have non-controlling interests with the Company.  Those loans are reflected in the consolidated balance sheets as related party notes receivables, and are secured by assets and machinery of the various mines or businesses, as indicated below.  Because these borrowers have business in which the Company has an interest, the Company considers these borrowers as related parties. The business purpose of these related party transactions relates to the maintenance of long-term business relationships.

There was no impact to the statements of income and other comprehensive income for the six months ended October 31, 2011 and year ended April 30, 2011 as a result of these loans. For the six months ended October 31, 2011, the total amount of loan repayments was approximate 1.2 million.

Related party notes receivable consisted of the following as of October 31, 2011:

Borrowers	Relationship	USD	Maturity	Collateralized by
Associates to TianRi Coal Mine	Shareholder & non-controlling interest holder	$ 1,603,593	May 1, 2015	Mining equipment
Associates to SuTsong	Shareholder & non-controlling interest holder	3,007,191	May 1, 2015	Mine Assets
Associates to DuPuAn	Shareholder & non-controlling interest holder	1,129,192	May 1, 2015	Mine Assets
Yunnan Tinnan Co. Ltd.	Non-controlling interest holder	455,817	May 1, 2015	Machinery
Others	Shareholder & non-controlling interest holder	29,092	Various dates
		$6,224,885

Related party notes receivable consisted of the following as of April 30, 2011:

Borrowers	Relationship	USD	Maturity	Collateralized by
Associates to TianRi Coal Mine	Shareholder & non-controlling interest holder	$1,549,961	May 1, 2015	Mining equipment
Associates to SuTsong	Shareholder & non-controlling interest holder	2,771,809	May 1, 2015	Mine Assets
Associates to DuPuAn	Shareholder & non-controlling interest holder	2,761,248	May 1, 2015	Mine Assets
Yunnan Tinnan Co. Ltd.	Non-controlling interest holder	191,698	May 1, 2015	Machinery
Others	Shareholder & non-controlling interest holder	153,858	Various dates
		$7,428,574

Related Party Payable

Related party payable consisted of the following:

	October 31, 2011	April 30, 2011
Payable to previous owners of ZoneLin (current)	$200,000	$200,000
Payable to previous owners of DaPing Coal Mine	15,388,508	17,064,815
Total related party payable - current	15,588,508	17,264,815
Payable to previous owners of ZoneLin (non-current)	800,000	800,000
Total related party payable	$16,388,508	$18,064,815

Related party payables do not bear interest and are un-collateralized. These related party payable have no impact on the statements of income and other comprehensive income for the six months ended October 31, 2011 and year ended April 30, 2011.

Due to Officers

Due to officers consisted of the following:

Due to officer	October 31, 2011	April 30, 2011
Dickson Lee	$195,000	$420,000
Robert Lee	670,000	650,000
Shirley Kiang	60,000	-
Clayton Fong	70,000	-
Total due to officer	995,000	1,070,000

NOTE 13. ASSET RETIREMENT OBLIGATION

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

The Da Ping Mine was acquired by the Company in March 2011. According to the mine reservation report, management expects to extract approximately 15 million tons of coal over the remaining 26 years. Da Ping Mine is located in Guizhou Province and the management estimates the asset retirement obligation at a rate of 2 RMB per ton based on total reserves at the end of the useful lives of the mines. The interest rate used in the net present value calculation is 7%.

During the quarter ended October 31, 2010, the Company revised the forecasted cash flows used for the net present value calculations for the DaPuAn, SuTsong and PingYi mines. The revisions to estimated cash flows pertain to revisions in the estimated amount and timing of required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages and third-party unit costs as of October 31, 2010. We based these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates. We evaluated the forecasted cash flows as of October 31, 2011, and no revision was deemed necessary.

The following is a summary of the change in the carrying amount of the asset retirement obligation during the quarter ended October 31, 2011 and year ended April 30, 2011.

	October 31, 2011	April 30, 2011

Beginning balance at May 1	$1,978,877	$507,279
Liabilities incurred during the period	-	614,071
Liabilities settled during the period	-	-
Accretion of interest	136,503	98,165
Revisions in estimated cash flows	-	759,362
Ending balance	$2,115,380	$1,978,877

NOTE 14. OTHER PAYABLES

Other Payables consisted of the following:

Description	October 31, 2011	April 30, 2011
Payable to business associates	$2,004,394	$4,747,155
Others	3,991,851	2,799,236
Total other payables	$5,996,245	$7,546,391

Total Other Payables was $6 million as of October 31, 2011. None of these payables bear interest and they are not collateralized by any assets of the Company. $2 million was a temporary interest free loan from a business partner. The other $4 million is for salary payable, miscellaneous payment of fees related to maintenance, safety, employee training for security and environmental matters.

NOTE 15. TAX PAYABLES

Taxes payable consisted of the following:

Description	October 31, 2011	April 30, 2011
VAT Payable	$4,964,843	$5,546,296
Income Tax Payable	11,276,712	10,622,221
Other Taxes Payables*	3,461,408	2,666,759
Total Tax Payables	$19,702,963	$18,835,276

* Other Taxes Payables mainly include resources tax payable and business tax payable

NOTE 16. BANK LOANS

During the third quarter of 2010, as part of the acquisitions of TNI and PYC, the Company assumed two loan agreements with banks in China.  The first loan with TNI was for RMB 14,300,000 or approximately $1,951,000.  This loan carried an interest rate of 5.4% per annum and matures on December 23, 2010, which was paid off. The second loan with PYC was for RMB 15,000,000 or approximately $2,372,179.  The loan carries an interest rate of 9.7% per annum and matures on February 26, 2011, but has since been extended by mutual agreement to February 26, 2012.  During the fourth quarter of 2011, as part of acquisition of DaPing, the Company assumed RMB 20 million bank loan or approximately $3,162,905 with interest rate of 9.18% per annum and matures on October 29, 2011, and has since been extended to November 30, 2011. All loans are unsecured.

NOTE 17. INCOME TAXES

Our effective tax rates were approximately 14.1% and 14.3% for the six months ended October 31, 2011 and 2010, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates, and the Company has net operating loss carry-forwards available to offset current and future taxable income.

NOTE 18. STOCKHOLDERS’ EQUITY

Stock Issued for Compensation

For the three months ended October 31, 2011, the Company issued 419,153 shares of common stock with the share value of $2,040,780 for employees.

For the three months ended October 31, 2011, the Company issued 11,617 shares of common stock with the share value of $35,656 for the Board of Directors.

During the second quarter, no stock options or warrants were issued for compensation.

Treasury Stock

During the second quarter ended October31, 2011, the Company recovered zero shares of its common stock. The Company sold 205,907 shares of treasury stock with the share value of $723,000 to investors. In accordance with US generally accepted accounting principles, the Company recorded an increase to additional paid-in-capital of $549,719, respectively, as a result of the sold and transferred treasury shares. At October31, 2011, the Company owned a total of 222,778 of its own shares.

Stock issued for Cash

For the three months ended October31, 2011, 49,411 shares common stocks were issued to convert the loan of $420,000.

	For the three month period ended October 31, 2011
	Shares	Amounts
Shares for compensation	$430,770	$2,076,436
Treasury stock for investors	205,907	723,000
Shares for loan conversion	49,411	420,000
Total	$686,088	$3,219,436

NOTE 19.WARRANTS

Warrants Issued for Compensation

The Company has authorized 1,100,000 Class D warrants to be issued to executives and 4,000,000 Class E warrants to be issued to Directors.

During the year ended April 30, 2011, the Company issued 1,000 Class E warrants to a Director.  The warrants were fully vested as of April 30, 2011 and expire five years after issuance.  The grant date fair value was $8.92.  The Company issued 1,000 warrants to a non-employee. The warrants were fully vested as of April 30, 2011 and expire five years after issuance. The grant date fair value was $9.82.The fair value was estimated on the date of the grant using the Black-Scholes option-pricing model. The following table displays the weighted average assumptions that have been applied to estimate the fair value of warrants on the date of grant for the three months ended October 31, 2011:

October 31, 2011
Expected life (years)	5.00
Risk-free interest rate	1.95%
Expected volatility	178%
Expected dividend yield	0%

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

Stock compensation expense was recognized based on awards expected to vest. FASB ASC Topic 718 requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from.

For the three months ended as Oct 31, 2011, no warrants were issued or exercised.

Following is a summary of the status of warrants outstanding at Oct 31, 2011:

Type of Warrants	Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Executives-Class D	$2.25	10,000	1.33	$2.25
Directors-Class E	$3.00 - 9.34	210,916	3.04	$3.03
Non-employee	$11.22	1,000	3.63	$11.22

Total		221,916	2.97	$3.03

As of Oct 31, 2011, the outstanding of all warrants issued to employees were exercisable. The weighted-average grant-date fair value of warrants granted during the three months ended Oct 31, 2011 was $ 9.37

Warrants Issued to Investors

Effective October 28, 2011, the Company issued promissory notes (unsecured) to certain accredited investors and employees of the Company in the principal amount of $384,872 of which $210,000 has been loaned to the company and $174,872 is considered irrevocable commitment contribution.  The proceeds of the notes were used primarily for general business purposes in the U.S.  The notes mature on the 330th day from the dates of receipt of cash contribution from the holders of the notes and the Company may prepay all or any portion of the notes without penalty.  Interest is payable on the unpaid balance of the notes at an annual rate of 10%. The interest payable on the promissory notes accrued in the amount of $114,646 as of October 31, 2011.   As further consideration for providing this financing, the holders of the notes have also received warrants to purchase an aggregate of 96,218 shares of the Company’s common stock at an exercise price of $4.00 per share.  The warrants expire at the end of the four-year period following the maturity dates of the corresponding promissory notes.  The issuance and sale of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

For the three months ended October 31, 2011, no warrants were exercised; respectively. The table below is a summary of all warrants activity as of Oct 31, 2011:

Warrants Roll-forward Summary
		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Units	Price	Life (in Years)
Outstanding at April 30, 2011	1,024,474	$4.38	2.68
Issued	-	-
Exercised	-	-
Cancelled	-	-
Expired	-	-
Outstanding at July 31, 2011	1,024,474	$4.38	2.43
Exercisable at July 31, 2011	1,024,474	$4.38	2.43
Issued	96,218	$4.00	5.52
Exercised
Cancelled
Expired
Outstanding at October 31, 2011	1,120,692	$4.35	3.20
Exercisable at October 31, 2011	1,120,692	$4.35	3.20

NOTE 20. NON-CONTROLLING INTEREST

As described in Note 1, to the consolidated financial statements, the Company has the majority controlling interest of L&L Coal Partners, TNI, Tai Fung and DaPing.  During the fiscal year 2010, the Company increased its ownership interest in L&L Coal Partners to 80% from 60% on April 30, 2009.  The equity related to non-controlling interest as of October 31, 2011 represents 20% third party interest in L&L Coal Partners, 2% third party interest in TNI, 2% third party interest in Tai Fung, and 40% third party interest in DaPing.

Below is a schedule of changes in ownerships interest as of October 31, 2011 and April 30, 2011:

	October 31, 2011	April 30, 2011
Beginning balance	$29,530,133	$12,594,293
Non-controlling interest related to acquisitions	-	10,391,810
Translation	824,645	923,351
Net income related to non-controlling interest	2,162,755	5,620,679
Increase in controlling interest	-	-
Non-controlling interest related to disposal	-	-
Ending balance	$32,517,533	$29,530,133

NOTE 21. EARNINGS PER SHARE

The Company only had common shares, warrants and stock options issued and outstanding as of October 31, 2011.  Under the treasury stock method of earnings per share, the Company computed the diluted earnings per share as if all issued warrants were converted to common stock and cash proceeds were used to buy back common stock.

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2011	2010	2011	2010

Net income	$3,784,940	11,060,858	6,175,828	21,999,373
Number of Shares	32,225,085	29,923,091	31,788,767	29,480,271
Per Share – Basic	$0.12	0.37	0.19	0.75

Effect of dilutive shares	$1,160,692	1,160,692	1,160,692	1,238,822
Number of dilutive shares	33,385,777	31,225,945	32,949,459	30,719,093
Per Share – Diluted	$0.11	0.35	0.19	0.72

NOTE 22. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has four operating leases:  the Seattle office, GuangZhou office, Guizhou office and Beijing office.  All are non-cancelable leases, expiring in July 2012, November 2011, February 2012 and June 2012, respectively. The non-cancelable operating lease agreement requires that the Company pays certain operating expenses, including management fees to the leased premises. The future minimum rental payment in less than a year is $180,299 and there is no future payment in greater than a year.

Legal Matters

On August 26, 2011, a complaint was filed against the Company, certain officers and directors (i.e., Dickson V. Lee and Ian G. Robinson) and a former officer (i.e., Jung Mei (Rosemary) Wang) in the United States District Court, Western District of Washington at Seattle on behalf of a single plaintiff Jeff Mills.  The complaint indicates that the plaintiff’s lawyers will seek to have it certified as a class action (the “Potential Class Action”).  It alleges that the Company filed false and misleading reports with the SEC from August 13, 2009 to August 2, 2011 primarily based upon an amendment the Company filed to its 2010 Annual Report on Form 10-K on July 28, 2010 and a report published by the Glaucus Research Group on August 2, 2011.  In connection with or related to the Potential Class Action: (A) On November 4, 2011, a complaint was filed by Larew P. Stouffer, an individual, in a derivative suit against the Company as nominal defendant, and against certain existing officers/employees and/or directors (i.e., Dickson V. Lee, Norman Mineta, Ian G. Robinson, Robert W. Lee, Shirley Kiang, Dennis Bracy, Syd S. Peng) and certain former officers and/or directors (i.e., Edward L. Dowd, Andrew M. Leitch, Robert Okun, Joseph J. Borich, Jung Mei Wang and David Lin) in the First Judicial District Court of the State of Nevada for Carson City (the “Stouffer Derivative Suit”).  It mainly alleges that the defendants breached fiduciary duties to the Company and its shareholders, wasted corporate assets by paying certain officers and directors who breached their fiduciary duties, were unjustly enriched by accepting compensation while breaching fiduciary duties, and committed wrongful acts in concerted action.  (B) On November 15, 2011, a complaint was filed by Russell L. Bush, an individual, in a derivative suit against the Company as nominal defendant, and against all existing directors (i.e., Dickson V. Lee, Norman Mineta, Ian G. Robinson, Robert W. Lee, Shirley Kiang, Dennis Bracy, Syd S. Peng) in the United States District Court, Western District of Washington at Seattle (the “Bush Derivative Suit”, with the Stouffer Derivative Suit, the “Derivative Suits”).  It mainly alleges that the defendants breached fiduciary duties by failing to install proper internal control and overseeing system, and were unjustly enriched by accepting compensation while breaching fiduciary duties.  We have notified our insurance carrier of the Potential Class Action and the Derivative Suits , have retained outside legal counsels, and we intend to defend these lawsuits vigorously.

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

Concentrations

For the six months ended October 31, 2011, we had three major customers who purchased 46% of the Company’s total sales, and represented $18,044,034 of AR balance in total as at October 31 2011. In addition, we had three major suppliers who provided 40% of our total purchases, and received a net advance of $2,866,373 from the Company as at October 31 2011.

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

As of October 31, 2011, no stock option has been granted or vested. No stock option has been exercised.

The following table displays the weighted average assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the three months ended October 31, 2011:

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

The following summarizes pricing and term information for options outstanding as of October 31, 2011:

	Options Outstanding
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price

$$7.65	40,000	4.34	$$7.65

As of October 31, 2011, all stock options outstanding for compensation were exercisable. The weighted-average grant-date fair value of options granted during the year ended April 30, 2011 was $7.06.

The following table is a summary of stock option activity under the Stock Incentive Plan as of October 31, 2011 and changes for the year then ended:

	Incentive Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)

Outstanding at May 1, 2011	40,000	$$7.65	-
Granted	-	$-	-
Exercised	-	$-	-
Canceled	-	$-	-
Outstanding at October 31, 2011	40,000	$$7.65	4.35

Exercisable at October 31, 2011	40,000	$$7.65	4.35

NOTE 24. SEGMENT INFORMATION

The Company reports its operations primarily through the following reportable operating segments: coal mining, coal wholesaling, coking coal washing revenue. The Company’s chief operating decision maker uses operating income as the primary measure of segment profit and loss.

	For the three months ended October 31,		For the six months ended October 31,

Total Revenues (including intersegment sales)	2011	2010	2011	2010
Coal mining revenue	$12,869,762	$18,611,726	$20,125,581	$37,237,308
Coal wholesale revenue	4,851,900	5,518,334	9,314,630	10,569,937
Coking revenue	7,389,668	7,748,931	14,033,787	14,767,336
Coal washing revenue	18,371,260	32,193,233	37,721,074	61,155,958
	$43,482,590	$64,072,224	$81,195,072	$123,730,539

Intersegment revenues	2011	2010	2011	2010 *
Coal mining revenue	$-	$-	$	$-
Coal wholesale revenue	-	-	-	-
Coking revenue	-	-	-	-
Coal washing revenue	1,608,750	6,654,538	2,687,927	10,982,914
	$1,608,750	$6,654,538	$2,687,927	$10,982,914

Net revenues	2011	2010	2011	2010
Coal mining revenue	$12,869,762	$18,611,726	$20,125,581	$37,237,308
Coal wholesale revenue	4,851,900	5,518,334	9,314,630	10,569,937
Coking revenue	7,389,668	7,748,931	14,033,787	14,767,336
Coal washing revenue	18,371,260	32,193,233	37,721,074	61,155,958
Less intersegment revenues	(1,608,750)	(6,654,538)	(2,687,927)	(10,982,914)
	$41,873,840	$57,417,686	$78,507,145	$112,747,625

Net income attributable to L&L	2011	2010	2011	2010
Coal mining	$4,783,352	$9,372,992	$6,969,979	$18,640,901
Coal wholesale	451,695	325,352	751,037	865,808
Coking	825,917	1,015,112	1,493,448	1,821,292
Coal washing	2,083,219	3,156,596	3,837,543	5,580,121
Parent Company	(4,354,243)	(2,809,194)	(6,876,179)	(4,908,749)
	$3,789,940	$11,060,858	$6,175,828	$21,999,373

Depreciation expense	2011	2010	2011	2010
Coal mining	$1,537,342	$1,030,645	$2,526,955	$2,744,370
Coal wholesale	15,055	140,500	30,374	234,482
Coking	78,530	101,723	154,717	631,650
Coal washing	222,454	281,894	607,209	466,130
Parent Company	68,624	138,370	135,630	314,040
	$1,922,005	$1,693,132	$3,454,885	$4,390,672

Total assets	2011	2010 *	2011	2010 *
Coal mining	$170,591,416	$97,885,152	$170,591,416	$97,885,152
Coal wholesale	16,768,799	14,334,805	16,768,799	14,334,805
Coal coking	10,132,903	8,496,172	10,132,903	8,496,172
Coal washing	36,712,486	26,605,086	36,712,486	26,605,086
Parent Company (intercompany)	10,193,439	8,256,666	10,193,439	8,256,666
	$244,399,043	$155,577,881	$244,399,043	$155,577,881

NOTE 25. SUBSEQUENT EVENT

On December 5, 2011, DaXing L&L (Guizhou) Coal Inc. (“DaXing L&L”), a Chinese subsidiary of L & L Energy, Inc., a Nevada corporation (the “Company”), entered into an agreement with China Chengtong Metal Tianjin Company (“CCMTC”), a subsidiary of China Chengtong Metal Corporation.  Under the agreement, DaXing L&L and CCMTC are expected to jointly source, market and sell a total of one million tons of coal during the year starting in February 2012.  A work team shall be formed immediately to finalize certain details in connection with the underlying joint marketing arrangements.

On December 5, 2011, L & L Energy, Inc., a Nevada corporation (the “Company”) and its subsidiaries in China including DaXing L&L (Guizhou) Coal Inc. (“DaXing L&L”) entered into an agreement with Tianjin Fuhao Industrial Co. Ltd. (“Fuhao”), a subsidiary of Tianjin Materials and Equipment Co.  Under the agreement, the parties are expected to jointly source, market and sell a total of one million tons of coal during the year starting in February 2012.  A work team shall be formed immediately to finalize certain details in connection with the underlying joint marketing arrangements.

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

When we use the terms "we," "us," "our," "L & L," and "the Company," we mean L & L ENERGY, INC. a Nevada corporation, and its subsidiaries.

Overview

We produce, process, and sell coal in the People’s Republic of China (“PRC”) and also have a financial interest in the Bowie Mine, a U.S. thermal coal mine located in Paonia, Colorado.  Our vertically integrated coal operations include four mines, three coal washing plants, one coking facility, and several coal wholesale and distribution facilities in the southwest region of China.  Our operations are located in inland China (Yunnan and Guizhou Provinces), which is being developed at a faster rate than the coastal areas which have historically received most of the government’s focus.

We sell the coal we produce, or acquire through wholesalers; both through direct sales to end users in China and through other wholesalers. We were initially founded in 1995 by an American citizen and current Chairman and CEO Dickson Lee and originally focused on consulting services.  In 2001 we became a public reporting company and in 2004 acquired a majority interest in a coal related air compressor equipment company located in China, which interest we disposed of in 2009 in order to focus on growing our coal businesses. In 2006 we commenced our coal operations which now constitute our principal operating business. We have funded our business to date primarily through investments from our founder and Chairman, from private placements, from cash flows from operations and from certain debt financings and arrangements.

We are a United States company incorporated in Nevada and headquartered in Seattle, WA and have a China operations center in Kunming City in Yunnan Province. The majority of our management team and board of directors are American citizens, including three of our officers, and many are bilingual. After being a public reporting company since 2001, we commenced trading on the NASDAQ Global Market in February 2010.

There are several relevant macro-economic factors directly impacting our operating environment in China, including GDP growth and inflation. According to the World Bank, China’s GDP growth is projected to expand 9.1 percent in 2011 and 8.4 percent for 2012.  Coupled with projected inflation of 5.3 percent, the PRC has tightened their fiscal policies including letting interest rates rise and capping prices of certain domestically-produced commodities like coal. The result has been higher demand for coal for power and steel production to fuel GDP growth but coal shortages due to the capping of coal prices.

Coal will continue to be a key component of the PRC’s energy policy. According to the U.S. Energy Information Administration, coal makes up 70% of China’s total primary energy consumption and China is both the largest consumer and producer of coal in the world.  In 2010, China accounted for over 48% of the world’s coal consumption. It is estimated that demand for coal in China will continue to increase for several decades, thus producing a favorable business environment for coal producers and wholesalers. Although China has substantial natural coal resources, the coal mining industry in China is fragmented and inefficient, and includes many small companies who lack the economies of scale and resources needed to maximize production capacity. Mining companies in China have been unable to produce enough coal to meet China’s growing coal demands, and as a result the PRC has allowed China to become a net importer of coal and has implemented a national policy of consolidation to increase production capacity and improve efficiency and safety at coal mines in China. Beginning with the 11th 5 year plan, the policy of government-mandated consolidation has continued with the current 12th 5 year plan, which expands and accelerates the consolidation to new provinces including Guizhou.

On April 15, 2011, the General Office of the Government of Guizhou Province issued Document (2011) Number 47 notifying the Guizhou Province Energy Department of guidelines related to accelerating the pace of consolidation through 2013. There are three main components to the guidelines: production, safety, and efficiency.

•         First, in addition to increasing individual mine production, the provincial government is mandating that individual mines be consolidated into coal holding companies responsible for a minimum production between 800,000 and 2,000,000 tons per year, thus reducing the number of coal holding companies from over 1,600 to 200 or less.

•         Second, safety standards will continue to rise as well as increased safety enforcement activity.  For example, a mine accident in a county will often result in a temporary shutdown of all mines operating in that county so that safety inspectors can review the safety of each mine.

•         Third, to improve efficiency, the level of mechanization will increase significantly, both in shaft drilling and coal production.

Soon after the distribution of Guizhou Province’s policy, Liupanshui City Government, which is the local government of Pan County where our Ping Yi and DaPing Mines operate, issued their implementation policy.  We also anticipate and are prepared for the consolidation policy to eventually be implemented and accelerated in Yunnan Province.

Because the coal consolidation plan is government-mandated, and given the lessons learned from other provincial coal consolidations, we believe our relationship with the provincial and local governments will be a key competitive advantage for the Company. After meetings between the Company and the Vice Governor of Guizhou Province with responsibility for natural resources and the Guizhou Energy Bureau Chief, Vice Governor Sun GuoQuiang provided written and oral encouragement and support to the Company to become a leader in Guizhou’s consolidation efforts. In order to support our Guizhou operations, we established a new branch office in Guiyang City, which is capital of Guizhou province, in July, 2011.  On October 13, 2011, the Company also received a letter from the local Pan County government (Pan Shan) in Guizhou Province supporting our participation in the 5-year coal consolidation plan.

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

As a result of increasing individual mine production standards and the accelerating consolidation policy, our coal operations have grown significantly in the last five years, primarily through acquisitions, and more recently from expanding production capacity at existing mines.  In 2006 we acquired a coal consolidator and wholesaler, KMC Wholesale and Distribution, with over ten years experience in coal operations.  In 2008, we acquired an interest in L&L Coal Partners, which owns and operates two operating coal mines, the DaPuAn mine and SuTsong mine.  In May 2009, L&L Coal Partners completed the construction of a coal washing plant located at the DaPuAn mining facility.  In January 2010, we acquired our third coal mine, the Ping Yi mine, and in June 2010 completed the construction of a coal washing plant located near our Ping Yi mine.  In February 2010, we acquired the ZoneLin coking operation.   In February 2011, we entered into an exclusive agreement to market coal from U.S. supplier Bowie Resources to certain countries in Asia, and in March 2011, we acquired a 60% interest in another coal mine, the DaPing mine.  DaPing mine is expected to increase our production capacity by 300,000 tons per year once our expansion plans are completed.  Coupled with the completion of expansion plans for all of the Company’s other mines, we expect to produce a total of 1,200,000 tons per year in both Yunnan and Guizhou Provinces.

Unlike the Company, many small mines who are uncertain of their future under the Guizhou accelerated consolidation and the Yunnan consolidation, have tried to maximize their gain in the short term by pushing their production beyond their capacity while reducing expenditures for safety.  This has resulted in increasing the number of mining accidents, sometimes with high numbers of fatalities.  In turn, the provincial and local governments have responded by ordering temporary idling or slowdowns of mines in the region for safety inspections or safety briefings.  Some choose to operate illegally during the idling or slowdown periods.  Others when allowed to produce again push even harder to make up for lost production.  This behavior coupled with the complicated geology of the Yunnan and Guizhou regions contributes toward a higher risk for mining accidents.  In Yunnan Province alone, there has been over 40 mining accidents in 2011, a 33% increase from 2010.  This cycle is consistent with the earlier consolidation in other provinces.  Therefore, we believe that the Company will continue to experience periodic to frequent idling or production slowdowns until the consolidation process reaches critical mass and closes down small or high risk mines that were not acquired by a consolidator.  Together with disruptions from increasing regulatory and safety compliance and making frequent safety improvements, these actions may have a corresponding negative impact on production volumes and revenues.

We derive our revenues from selling coal to customers, mainly State Owned Enterprises (SOE) in Yunnan and Guizhou Provinces.  Our thermal or steam coal is sold to SOEs that are utilities that generate power, mainly electricity.  Our metallurgical coal and coking coal is sold to SOEs that make steel, though some steelmaker customers also purchase thermal coal to generate power for the steel factory.  Our coal is also sold to cement makers, who use coal to heat the kilns necessary to produce cement.

Plan of Operations

The Company is a vertically integrated coal operator participating in the business of consolidation of a fragmented coal industry in Yunnan and Guizhou Provinces of southwest China. We plan to expand our coal business two ways: first, through expansion of existing operations in accordance with the consolidation policy, and second, through continued acquisitions of operations that lack the capital and management skills to expand to meet the minimum capacity required by the government.  Additional plan of operations for expanding our coal business includes expanding our coal wholesale operations into Guizhou, pursuing strategic partnerships, exploring viable options for raising capital with an emphasis on debt and other non-dilutive instruments, and strengthening our team.

Organic Growth.  We acquire producing mines that lack the capital and management expertise to expand to meet the minimum government-mandated production requirement, and then we provide the management expertise and fund the needed capital expenditures for each acquisition to expand their production capacity and improve safety. Most coal mines in Southwest China, including our mines, use the conventional/traditional mining method, which uses explosives to break up the coal seam and then coal is gathered and loaded on to shuttle cars and are winched to the surface loading area by a cable and rail system.  The Company invests in conveyer systems, which are much more efficient and safer than shuttle cars.  We also drill additional shafts in some of our mines to increase safety, operational efficiency, and improve the working environment.  While our mines continue to use timber to reinforce mine shafts, the Company has improved safety by using steel and hydraulic braces to reinforce the support the roof of the mine.  We have also invested in monitoring equipment for hazardous gas like methane, better electrical equipment and communication systems, and blowers and better ventilation systems to ensure safe air quality.

In addition to simple infrastructure improvements, we improve our production and safety by introducing basic management practices like increasing the working hours by expanding the operation from one shift to multiple shifts and work teams, and using production incentives and bonuses as part of our team’s compensation package.  Our mine operations have instituted regular safety training for our mine management and workers, regular sharing of safety information, and individual shift safety briefings and debriefings at the start and end of each shift.  Because slogans are effective in impacting Chinese behavior, safety banners are located for easy viewing.  We comply with and try to exceed all the safety standards, cooperate fully with local, provincial, and national government safety regulators and safety supervision teams, and there have been no fatal accidents in any of our mines.

This has resulted in the successful integration and safe expansion of our four mines, all of which are producing more than when we acquired them and are on their way to meeting the current 300,000 tons a year government-mandated minimum annual production requirement. For example, for the two mines the Company has owned the longest and have had the most time to work on our expansion plans, DaPuAn mine’s production increased from 121,159 tons in FY2009 to 245,545 tons per year in FY2011 and SuTsong mine’s production increased from 83,852 tons in FY2009 to 122,081 tons in FY2011.  The value and revenue of some of our mined coal is increased by coal washing.  Further, the Company is expanding the capacity of our coal washing facilities, in particular Ping Yi and Hong Xing, both of which wash other mines’ coal.  We are also planning on expanding the capacity of our ZoneLin coking factory, which processes other mines’ coal.

Given the increasing frequency of the government-ordered idling or slowdown of mines in the areas the Company operates in, we have been fully complying with provincial and local government authorities.  During these periods, the Company continues to expand the capacity of our mines and improve the safety of our mines.   And when approved for production, we have been producing to a capacity that avoids the risk of any accidents, generally to the capacity of our approved mining permit instead of near the capacity of our mining permit application to increase the specific number of tons of coal that can be extracted from our mines each year.  In the past, the government has allowed the Company to produce more than the existing permit allows but less than the amount applied for in the application.

Acquisitive Growth.  We believe that the current consolidation policy in China will continue and thus create more acquisition opportunities for us.  The Company will also need to accelerate the rate of acquisitions and increasing consideration of acquiring larger mines in order to comply with the government-mandated consolidation targets for holding companies.  Our focus in the short term will be taking advantage of unique opportunities for acquiring mines due to the accelerated government-mandated consolidation policy in Guizhou Province. The process includes negotiating and signing memorandums of understanding and letters of intent with mines that meet our criteria. Our preferred criteria includes existing mines in production with good infrastructure and sufficient reserves but lacking the capital and management to expand beyond the current minimum of 300,000 tons per year or mines that must now join a holding company that controls coal production between 800,000 tons and 2,000,000 tons depending on where in Guizhou they operate. We then send in a team to inspect the mine, evaluate the management, and perform extensive due diligence. Based on the analysis of our inspection team, we target and negotiate to acquire the best mines. Thus far, our acquisition team has attained signed letters of intent with 14 producing mines in Guizhou Province and will continue to evaluate and target further mines for acquisition.

Our inspection team is led by Dr. Syd Peng and was in China at the end of our second fiscal quarter to inspect, assess, and supervise the acquisitions.  Dr. Peng and the inspection team have physically inspected a significant number of potential mines for acquisition and have recommended the Company pursue the acquisition of several of mines.  Our teams are currently focused on extensive due diligence of these potential acquisitions in preparation for upcoming negotiations.  Generally, the characteristics of these potential acquisitions are that they are larger mines with production near 300,000 tons or more, have considerable proven coal reserves, better geology, and strong management teams.  When well executed, larger mines require less capital expenditure to expand capacity.  Better geology, especially the thickness of the coal seams, promotes greater efficiency.  Strong management teams are integral to better safety and allow for scaling up operations more quickly.  Mines with these characteristics are on the market more frequently than in the recent past because the government implementation of the Guizhou consolidation plan announced in the spring of 2011 has started to change the local market.  As a result, the Company will put a higher priority on larger mines while continuing to explore existing mines that meet our preferred criteria.

Other.  In addition to acquiring mines, the Company established a new coal wholesale operation DaXing L&L Coal Company.  With approval from the government, DaXing has begun developing additional coal storage space and growing its distribution network.  Our subsidiary is expected to generate revenue early in 2012 and through its sourcing of coal, introduce potential mine acquisitions to the Company in a similar manner as KMC.  DaXing recently entered into a joint sales agreement with two strategic partners. The first is China Chengtong Metal Tianjin Company, a wholly owned subsidiary of CCMC, a large China state owned enterprise specializing in coal and metal trading throughout northern China and Inner Mongolia.  The second is Tianjin Fuhao Industrial Co. Ltd. Both companies agree to source and sell one million tons of coal each with the Company in calendar 2012.

In addition, the Company is also exploring strategic partnerships that can accelerate our ability to grow organically and acquisitively and has signed a memorandum of understanding with Tianjin Fuhao Industrial Co. Ltd to explore strategic opportunities to expand and enhance the value of both companies. Tianjin Fuhao is a major coal wholesaler and logistics company in Northern China and is a wholly owned subsidiary of Tianjin Materials and Equipment Co., which ranks 57th among China’s top 500 enterprises with recent revenues of over $16 billion.

We may need to raise additional capital to acquire additional profit making operations.  To assist the government-mandated consolidation of the coal industry, the provincial government has made debt financing available up to 70% of the purchase price of each mine acquisition through commercial banks for government-supported consolidators.  On September 26, 2011, the Company received a letter of endorsement from the Industrial and Commercial Bank of China stating that the Corporate Banking Department of the Guizhou Province Branch is willing to support our plan of consolidation.  The bank has indicated that it will provide up to 50% financing for acquisitions for a period of time no greater than 5 years subject to due diligence on each acquisition.

The Company will continue to recruit talented professionals to strengthen our team at the board, officer, and management levels.  Our board is composed mostly of independent directors who are predominately U.S. citizens.  Their experience ranges from a leader in clean energy to a former member of Congress and cabinet secretary of the U.S. Department of Commerce and the U.S. Department of Transportation.  We recently recruited a world renowned expert in coal mining who had chaired the Department of Mine Engineering at West Virginia University.  Officers include the founder of the Company, a Chief Financial Officer who was a partner with Ernst &Young, two former senior White House staffers, one of whom is also the former Director of the United States Mint.  We have recruited key managers to augment our legal, accounting, and operations departments in both the United States and China.

The Company’s immediate mission is to become a leading coal energy company in the coal-rich Yunnan and Guizhou Provinces. By meeting the government-mandated production targets for each holding company in Guizhou, we believe that the Company’s production capacity will increase from the current goal of 600,000 tons per year to 2,000,000 tons per year by end of 2013.

Results of Operations

The following table presents our operating results as a percentage of our revenues for the periods indicated:

	Three Months Ended October 31,				Six Months Ended October 31,
	2011		2010		2011		2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues	$41,873,840	100%	$57,417,686	100%	$78,507,146	100%	$112,747,625	100%
Cost of revenue	29,478,282	70%	38,145,895	66%	57,922,257	74%	74,870,158	66%
Gross profit	12,395,558	30%	19,271,791	34%	20,584,889	26%	37,877,467	34%
Selling general & administrative	5,978,744	14%	4,857,268	8%	9,929,793	13%	8,863,549	8%
Interest expense (income)	(108,307)	0%	100,928	0%	(306,655)	0%	171,468	0%
Other expense (income)	481,273	1%	(420,960)	-1%	1,248,834	2%	(408,117)	0%
Provision for income taxes	788,467	2%	2,006,205	3%	1,374,334	2%	4,189,505	4%
Net Income Attributable to Non-controlling interest	1,465,441	3%	1,667,492	3%	2,162,755	3%	3,061,690	3%
Net income	$3,789,940	9%	$11,060,858	19%	$6,175,828	8%	$21,999,372	20%

Revenue

The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)
	October 31,		to Revenues
	2011*	2010*	$	%

Coal Mining	$12,869,762	$18,611,726	$(5,741,964)	-31%
Coal Wholesale	4,851,900	5,518,334	(666,434)	-12%
Coal Washing	16,762,510	25,538,695	(8,776,185)	-34%
Coal Coking	7,389,668	7,748,931	(359,263)	-5%
Total Revenues	$41,873,840	$57,417,686	$(15,543,846)	-27%

	Six Months Ended		Increase (Decrease)
	October 31,		to Revenues
	2011*	2010*	$	%

Coal Mining	$20,125,581	$37,237,308	$(17,111,727)	-46%
Coal Wholesale	9,314,630	10,569,937	(1,255,307)	-12%
Coal Washing	35,033,147	50,173,044	(15,139,897)	-30%
Coal Coking	14,033,787	14,767,336	(733,549)	-5%
Total Revenues	$78,507,145	$112,747,625	$(34,240,480)	-30%

*Reclassification

In this quarter, our net revenues decreased from $57.4 million during the three months ended October 31 2010 to $41.8 million during the three months ended October 31, 2011, representing approximately a 27% decrease. The decrease was primarily due to the government’s temporary slowdown and idling of all mines in our region including our mines.  In addition, August and early September conclude the historical low season of summer. However from the first quarter to the second quarter our revenues increased 36.7 million to 41.9 million and increase of 14%

Coal Mining. During the three months ended October 31, 2011, our coal mining net revenues decreased by $5,741,964 approximately a 31% decrease compared to the three months ended October 31, 2010. Similar to the fourth quarter of the fiscal year 2011 and first quarter fiscal year 2012, this sales decrease was due to the lack of coal inventory caused mainly by the government mandated temporary slowdown and idling of all the mines in the regions we operate in.  During the fiscal year of 2012, Yunnan and Guizhou Provinces experienced an increase in the number of mining accidents.  For example, from May to September, there were 40 fatal accidents in Yunnan Province (10 more than the same period of last year), which led the provincial and local governments to order the slow down the production or temporary idle our mines frequently. Of note, there was a gas explosion that killed 10 miners at Guohekou mine in Pan County in Guizhou Province on August 14, 2011, which is located 10 miles from our Ping Yi mine.  Also, at least 34 miners were killed a gas explosion at Sizhuang Coal Mine in Sezone County in Yunnan Province on November 10, 2011, which is located 2 miles from our DaPuAn mine.  Sizhuang mine was operating illegally and was ordered by the provincial coal safety supervision bureau to stop production in April of 2011. Even though our coal mines had no accidents, the disruptions caused by government safety inspections have had a significant impact on our production and thus our revenue.

DaPuAn mine was open marginally more in Q2 than in Q1 and was able to increase production by 16% from Q1 to Q2 before being ordered by the government to slowdown production in November due to the Sizhuang mine accident.  SuTsong mine produced 11% less than first quarter due to frequent government ordered slowdowns due to nearby mine accidents and is currently in production.  Da Ping mine was approved for trial production in August and produced approximately 8,500 tons before being idled by the government order in September.  Da Ping produces a small amount of coal as a byproduct of upgrading and expanding its production capacity and the development of a second shaft. Ping Yi mine opened briefly in August after being granted temporary permission to trial produce and was able to produce 13,000 tons during the August trial period.  Ping Yi continues to be idled and produces a small amount of coal as a byproduct of expanding its production capacity during the idling.

Wholesale revenues decreased by 12% during the three months ended October 31, 2011 compared to the three month ended October 31, 2010.  This was due to the volume of sales dropping because of decreased supplies of raw coal and fine coal resulting from the government mandated temporary slowdowns and idling of coal mines in the regions we operate.

Coal washing revenue decreased by 34% during the three months ended October 31, 2011 compared to the three month ended October 31, 2010 because government mandated temporary slowdowns and idling of coal mines in the regions we operate led to decreased supply of raw coal to our washing facilities.

Coal Coking revenue decreased by 5% of revenue due to the government mandated temporary slowdowns and idling of coal mines in the county our coking facility operates, which resulted in limited supply of fine coal to our coking facility.  However, the Company began diversifying our sourcing of fine coal from our region which resulting in some increase in our supply from Q1 to Q2.  This coupled with the rising prices for coking coal, had a minor positive effect on our operations, but was not significant compared to our other operation segments.

Gross Profit

Our gross profit percentage in this quarter decreased to 30% from 34% of the same quarter last fiscal year mainly as a result of the government-mandated temporary coal-mine slowdowns and idling that have significantly reduced our revenue from the coal mining segment, which has historically been the Company’s most profitable business segment.  The corresponding change in product/segment mix and the relatively stagnant fixed costs accordingly have reduced the gross profit of the current period.

Selling general & administrative

Total selling, general, and administrative expense were increased from 8% to 14% during the three months ended October 31, 2011 compare to the same period in 2010. This result is mostly due to the continuing investment on expanding the operation capacity of DaPing Coal Mine which we acquired in April 2011.

Provision for income taxes

Three Months Ended October 31,			Six Months Ended October 31,
	2011	2010	2011	2010
Net income before income taxes	$6,043,848	$14,734,555	$9,712,917	$29,250,567
Provision for income taxes	788,467	2,006,205	1,374,334	4,189,505
Effective tax rate	13.05%	13.62%	14.15%	14.32%

Our provision for income taxes decreased from the three months ended October 31, 2010 to the three months ended October 31, 2011, primarily as a result of decreased in net income.

Our effective tax rate remains at 13% relative to net income before income taxes during the three months ended October 31, 2011 compared to the same period in 2010.

Net Income Attributable to Common Stockholders

The following table presents net income attributable to common stockholders:

	Three Months Ended October 31,		Increase (Decrease) to Income
	2011	2010	$	%
Net income from continued operations (before non-controlling int.)	$5,255,381	12,728,350	(7,472,969)	-58.71%
Less: Net income attributable to non-controlling interests	1,465,441	1,667,492	(202,051)	-12.12%
Net income attributable to Common shareholders	$3,789,940	11,060,858	(7,270,918)	-65.74%

	Six Months Ended October 31,		Increase (Decrease) to Income
	2011	2010	$	%
Net income from continued operations (before non-controlling int.)	$8,338,583	25,061,062	(16,722,479)	-66.73%
Less: Net income attributable to non-controlling interests	2,162,755	3,061,690	(898,935)	-29.36%
Net income attributable to Common shareholders	$6,175,828	21,999,372	(15,823,544)	-71.93%

The decrease of our net income from continued operations before non-controlling interests was due to government-mandated temporary coal-mine slowdowns and idling, Regarding the net income attributable to non-controlling interests, we acquired DaPing coal mine on April, 2011 and obtained 60% of its ownership, and this acquisition has diluted our percentage of the total net income attributable to common shareholders.  During the three months ended October 31, DaPing coal mine had accounted for  25% of our net income from continued operations before non-controlling interests, which increased the percentage of net income attributable to non-controlling interests to net income from continued operations before non-controlling interest and led to a lower net income attributable to common shareholders.

Liquidity and Capital Resources

The following factors affected the Company’s liquidity and capital resources:

Net cash provided by operating activities was $13,069,401 for the six months ended October 31, 2011.  For the six months ended October 31, 2010, net cash flow provided by operating activities was $29,336,441.  The decrease in cash inflow during the current quarter is due to decrease in net income that mainly due to temporary shutdown of our mines in Guizhou and Yunnan Province.

Net cash used in investing activities was $15,278,643 during the six months ended October 31, 2011, compared to $28,960,108 used in investing activities during the same period in 2010. The decrease in cash outflow is due to decrease of cash used for construction-in-progress and property and equipment purchase.

Net cash provided by financing activities was $1,834,644 during the six months ended October 31, 2011, compared to $757,231 was used during the same period in 2010.  The increase of cash inflow was the proceed from treasury stock selling.

We will need to raise additional capital to expand our operations, both to fund additional investments in capital equipment and technology to increase production and improve safety at existing facilities and to acquire additional profit making operations.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

As of October 31, 2011, we were contractually obligated to inject capital per our purchase agreements as follows:

	Total	Less than 1 year	1-2 years	3-5 years	After 5 years
DaPuAn&SuTsong Mines	$5,027,746	$-	$-	$5,027,746	$-
L&L Yunnan Tianneng Industry	4,000,000	-	4,000,000	-	-
DaPing Coal Mine	15,388,508	15,388,508	-	-	-
Tai Fung	1,455,120	-	1,455,120	-	-
Total	$25,871,374	$15,388,508	$5,455,120	$5,027,746	$-

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

Our critical accounting policies are discussed in “Management's  Discussion and Analysis or Plan of Operation” in our Annual Report on Form 10-K for the year ended April 30, 2011 and Quarterly Report on Form 10-Q for the quarter ended July 31. Those critical accounting policies remained unchanged at October 31, 2011.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of October 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company, with the assistance of our independent internal controls consultant, has made specific changes to address the deficiencies of our internal controls that have materially affected our internal control over financial reporting including:

1.             Improved the design and documentation related to multiple levels of review over financial statements included in our SEC forms 10-Q and 10-K;

2.             Expanded the design and assessment test work over the monitoring function of entity level controls;

3.              Enhanced documentation retention policies over test work related to our continuous management assessments of internal control effectiveness;

4.             Expanded documentation practices and policies related to various key controls to provide support and audit trails for both internal management assessment as well as external auditor testing; and

5.             Improved the design and documentation related to multiple levels of review over financial statements included in our quarterly SEC form 10-Q.

Since April 30, 2011, the Company has also completed the necessary improvements to our internal controls with the assistance of independent internal controls consulting firm and from comments received from our auditors while in the performance of their annual audit and reviews of our quarterly filings. Further, our internal control consultants conducted extensive internal controls testing in the following areas: equity grants and stock administration, financial reporting (including impairment testing, period end reconciliation, and financial reporting), IT general and application controls (security and access, capturing and processing information, end user computing, data backup and restoration), and each internal control tested effective.  The Company believes that all deficiencies will be fully remediated by the reporting period of October 31, 2011.

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

On August 26, 2011, a complaint was filed against the Company, certain officers and directors (i.e., Dickson V. Lee and Ian G. Robinson) and a former officer (i.e., Jung Mei (Rosemary) Wang) in the United States District Court, Western District of Washington at Seattle on behalf of a single plaintiff Jeff Mills.  The complaint indicates that the plaintiff’s lawyers will seek to have it certified as a class action (the “Potential Class Action”).  It alleges that the Company filed false and misleading reports with the SEC from August 13, 2009 to August 2, 2011 primarily based upon an amendment the Company filed to its 2010 Annual Report on Form 10-K on July 28, 2010 and a report published by the Glaucus Research Group on August 2, 2011.  In connection with or related to the Potential Class Action: (A) On November 4, 2011, a complaint was filed by Larew P. Stouffer, an individual, in a derivative suit against the Company as nominal defendant, and against certain existing officers/employees and/or directors (i.e., Dickson V. Lee, Norman Mineta, Ian G. Robinson, Robert W. Lee, Shirley Kiang, Dennis Bracy, Syd S. Peng) and certain former officers and/or directors (i.e., Edward L. Dowd, Andrew M. Leitch, Robert Okun, Joseph J. Borich, Jung Mei Wang and David Lin) in the First Judicial District Court of the State of Nevada for Carson City (the “Stouffer Derivative Suit”).  It mainly alleges that the defendants breached fiduciary duties to the Company and its shareholders, wasted corporate assets by paying certain officers and directors who breached their fiduciary duties, were unjustly enriched by accepting compensation while breaching fiduciary duties, and committed wrongful acts in concerted action.  (B) On November 15, 2011, a complaint was filed by Russell L. Bush, an individual, in a derivative suit against the Company as nominal defendant, and against all existing directors (i.e., Dickson V. Lee, Norman Mineta, Ian G. Robinson, Robert W. Lee, Shirley Kiang, Dennis Bracy, Syd S. Peng) in the United States District Court, Western District of Washington at Seattle (the “Bush Derivative Suit”, with the Stouffer Derivative Suit, the “Derivative Suits”).  It mainly alleges that the defendants breached fiduciary duties by failing to install proper internal control and overseeing system, and were unjustly enriched by accepting compensation while breaching fiduciary duties.  We have notified our insurance carrier of the Potential Class Action and the Derivative Suits , have retained outside legal counsels, and we intend to defend these lawsuits vigorously.

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

Our coal operations are inherently subject to changing conditions that can adversely affect our levels of production and production costs for varying lengths of time and can result in decreases in profitability. We are exposed to commodity price risk related to the purchase of diesel fuel, wood, explosives and steel. In addition, weather and natural disasters (such as earthquakes, landslides, flooding, and other similar occurrences), unexpected maintenance problems, key equipment failures, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials, variations in rock and other natural materials and variations in geological conditions can be expected in the future to have, a significant impact on our operating results. Prolonged disruption of production at the mine would result in a decrease in our revenues and profitability, which could be material. Other factors affecting the production and sale of our coal and coke that could result in decreases in our profitability include:

•         sustained high pricing environment for raw materials, including, among other things, diesel fuel, explosives and steel;

•         changes in the laws and/or regulations that we are subject to, including permitting, safety, labor and environmental requirements;

•         labor shortages; and

•         changes in the coal markets and general economic conditions.

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

Some of our operations are based on traditional, old coal extraction and processing techniques, which are popular in China, and which produce waste water, gas emissions and solid waste materials. The PRC government has tightened enforcement of applicable laws and regulations and adopted more stringent environmental and operational standards. We believe that our coal mining, washing and coking operations comply in all material respects with existing Chinese environmental and safety standards. However, some of our mines were recently subject to what we believe county-wide shut downs and safety inspection of coal mines by the local governments and it remains unclear when or if operations will be resumed to their full production level. If we are unable to resume operations to full production level in a timely manner, our results of operations will be harmed.

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

On April 15, 2011, the Guizhou province of China, in which the Company operates two of its four coal mines, issued a provincial-level notice/order (the “Guizhou Consolidation Policy”) that set forth the following key requirements, among others—by the end of 2013: (i) the total number of coal-mine related business enterprises in the Guizhou province (“Guizhou Coal Enterprise”) shall be limited to no more than 200; (ii) each Guizhou Coal Enterprise in Gui Yang City of Guizhou province shall reach at least the capacity to produce One Million (1,000,000) tons of coal per year; (iii) each Guizhou Coal Enterprise in Liu Pan Shui City of Guizhou province shall reach at least the capacity to produce Two Million (2,000,000) tons of coal per year; (iv) for certain coal mines, the mechanization level for coal-mine development and coal mining shall reach, respectively, 70% and 45% (by the end of 2015, 80% and 55% respectively.)  While the Guizhou Consolidation Policy has opened the door for the Company to acquire/consolidate additional smaller coal mines in the Guizhou province at faster speed and at attractive prices, the Company is also aware that the Company’s current coal-production capacity and mechanization level have not met the requirements set forth in the Guizhou Consolidation Policy, but we intend to work diligently to meet the requirements in the policy by the end of 2013.

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

Our Chinese subsidiaries, Kunming Biaoyu Industrial Boiler Co., Ltd. (“KMC”) and L&L Yunnan Tianneng Industry Co. Ltd. (“TNI”), have been registered as American subsidiaries, and all required capital contributions have been made into them. We own our equity ownership interest in the DaPuAn and SuTsong Mines through a nominee who is a Chinese citizen that holds our equity ownership in trust for our benefit under an agency agreement executed in April 2008, and we refer to the operations as “L & L Coal Partners” Because this equity will be held by a nominee, no SAFE approval is necessary for it. We believe that Circular 75 and other related Circulars or regulations may likely be further clarified by SAFE, in writing or through oral comments by officials from SAFE, or through implementation by SAFE in connection with actual transactions. However, if we fail to obtain the required PRC government approvals for our acquisitions or fail to remit all of the required payments for acquisitions, such acquisitions may be deemed void or unwound. Should this occur, we may seek to acquire the equity interest of our subsidiaries through other means, although no assurance can be given that we will be able to do so, nor can we assure that we will be successful if we do.

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

Effective July 21, 2005, The People’s Bank of China announced that the Renminbi (RMB) exchange rate regime changed from a fixed rate of exchange based upon the U.S. dollar to a managed floating exchange rate regime based upon market supply and demand of a basket of currencies. On July 26, 2005, the exchange rate against the Renminbi was adjusted to 8.11 Renminbi per U.S. dollar from 8.28 Renminbi per U.S. dollar, which represents an adjustment of approximately two percent. As of October 31, 2011, the Renminbi appreciated to approximately RMB 6.32 per U.S. Dollar. It is expected that the revaluation of the Renminbi and the exchange rate of the Renminbi may continue to change in the future. Fluctuations in the exchange rate between the RMB and the United States dollar could adversely affect our operating results. Results of our business operations are translated at average exchange rates into United States Dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. We do not use hedging techniques to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock prices.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2011, Dickson Lee, Chairman and CEO of the Company, converted $420,000 of his prior loan to theCompany into 49,411 shares of common stock of the Company at the conversion price of $8.50/share.

Effective October 28, 2011, the Company issued with Board approval promissory notes (unsecured) to certain accredited investors and employees of the Company in the principal amount of $384,872 (including irrevocable commitment to contribute.)  The proceeds of the notes were used primarily for general business purposes in the U.S.  The notes mature on the 330th day from the dates of receipt of cash contribution from the holders of the notes and the Company may prepay all or any portion of the notes without penalty.  Interest is payable on the unpaid balance of the notes at an annual rate of 10%.  As further consideration for providing this financing, the holders of the notes have also received warrants to purchase an aggregate of 96,218 shares of the Company’s common stock at an exercise price of $4.00 per share (closing price per share of LLEN stock as of October 28, 2011: $2.63).  The warrants expire at the end of the four-year period following the maturity dates of the corresponding promissory notes.  The issuance and sale of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

During the period between August 1, 2011 and October 31, 2011, the Company issued a total of 165,335 shares of its common stock to accredited investors outside of the U.S. pursuant to Regulation S of the Securities Act of 1933, Rule 506 of Regulation D, and/or Section 4(2) of the Securities Act of 1933 for an aggregate of $619,000.  The first issuance occurred on August 4, 2011.  The proceeds were used primarily for general business purposes in the U.S.

Transaction Date	Invest amount	# of Shares
8/4/2011	$ 19,000	5,429
9/1/2011	$ 100,000	23,906
7/1/2011	$ 500,000	136,000
	$ 619,000	165,335

During the period between August 1, 2011 and October 31, 2011, the Company issued a total of 40,000 shares of its common stock to an accredited investor in the U.S. pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 for an aggregate of $100,000.  The proceeds were used primarily for general business purposes in the U.S.

Transaction Date	Invest amount	# of Shares
9/9/2011	$ 100,000	40,000

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

L & L ENERGY, INC.

Date: December 12, 2011	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: December 12, 2011	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: December 12, 2011	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended October 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: December 12, 2011	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended October 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ian G. Robinson, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: December 12, 2011	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO