Form 10-Q/A
period 2011-12-12
L & L ENERGY, INC.
filed 2011-12-13
CIK 1137083

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

EXPLANATORY NOTE

The 10Q for the fiscal quarter ending October 31, 2011 has been filed on December 12, 2011 and is readily available on EDGAR.  However, due to a technical glitch, the XBRL tables corresponding the 10Q were not activated.  This 10Q/A does not change the content of the 10Q, instead it merely resolves the technical glitch to activate the XBRL tables.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L & L ENERGY, INC.

Date: December 13, 2011	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 31.1

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

I, Dickson V Lee, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of L&L Energy, Inc.;

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

L&L ENERGY, INC.
Date: December 13, 2011	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 31.2

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER

I, Ian G. Robinson, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of L&L Energy, Inc.;

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

L&L ENERGY, INC.
Date: December 13, 2011	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q/A of L&L Energy, Inc. (the “Registrant”) for the period ended October 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: December 13, 2011	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q/A of L&L Energy, Inc. (the “Registrant”) for the period ended October 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ian G. Robinson, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: December 13, 2011	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO