Form 10-Q
period 2012-03-12
L & L ENERGY, INC.
filed 2012-03-12
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED ON JANUARY 31, 2012.

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 11, 2012 there were 36,300,585 shares of common stock outstanding, with par value of $0.001.

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

                                                                                      PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

L & L ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31,2012 AND APRIL 30,2011
(Unaudited)
	January 31, 2012	April 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,296,153	$4,914,425
Accounts receivables	27,963,397	24,017,391
Prepaid and other current assets	23,646,226	28,641,462
Other receivables	789,707	2,586,147
Inventories	10,021,924	6,633,019
Total current assets	69,717,407	66,792,444

Property, plant, equipment, and mine development, net	116,469,383	96,479,552
Construction-in-progress	45,388,396	44,943,609
Intangible assets, net	802,893	902,555
Goodwill	3,077,183	2,988,175
Restricted Cash	565,606	544,588
Long term receivable	6,874,968	7,272,828
Related party notes receivable	5,895,978	7,428,574
Total non-current assets	179,074,407	160,559,881

TOTAL ASSETS	$248,791,814	$227,352,325

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payables	$3,099,413	$3,439,460
Accrued and other liabilities	925,320	717,298
Other payables	6,379,766	7,546,391
Related party payables	15,521,963	17,264,815
Due to officers	1,068,800	1,070,000
Taxes payables	20,440,859	18,835,276
Customer deposits	2,114,038	4,338,424
Shares to be issued	271,524	-
Bank loans	4,594,787	5,385,030
Total current liabilities	54,416,470	58,596,694

LONG-TERM LIABILITIES
Long-term payable	800,000	800,000
Asset retirement obligation	2,160,091	1,978,877
Total long-term liabilities	2,960,091	2,778,877

Total Liabilities	57,376,561	61,375,571

EQUITY:
L&L ENERGY STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and outstanding	-	-
Common stock ($0.001 par value, 120,000,000 shares authorized: 32,992,151 and 32,277,579 shares issued and outstanding at January 31, 2012 and April 30, 2011 respectively)	32,992	32,278
Additional paid-in capital	54,629,134	48,420,321
Accumulated other comprehensive income	11,336,067	6,502,542
Retained Earnings	91,923,639	81,888,339
Treasury stock (143,093 shares and 1,259,000 shares at January 31, 2012 and April 30, 2011 respectively)	(123,768)	(396,859)
Total L & L Energy stockholders' equity	157,798,064	136,446,621
Non-controlling interest	33,617,189	29,530,133
Total equity	191,415,253	165,976,754
TOTAL LIABILITIES AND EQUITY	$248,791,814	$227,352,325

                                            The accompanying notes are an integral part of these consolidated financial statements

L & L ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPRHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 AND 2011
(Unaudited)
	For The Three Months Periods Ended January 31,		For The Nine Months Periods Ended January 31,
	2012	2011*	2012	2011*
NET REVENUES	$30,192,688	$65,894,584	$108,699,834	$178,642,209
COST OF REVENUES	21,421,144	44,504,406	79,343,401	119,374,564
GROSS PROFIT	8,771,544	21,390,178	29,356,433	59,267,645

OPERATING COSTS AND EXPENSES:
Salaries & wages-selling, general and administrative	1,014,187	1,710,726	4,559,089	4,447,667
Selling, general and administrative expenses, excluding salaries and wages	2,356,848	3,169,118	8,741,739	9,295,726
Total operating expenses	3,371,035	4,879,844	13,300,828	13,743,393

INCOME FROM OPERATIONS	5,400,509	16,510,334	16,055,605	45,524,252
OTHER INCOME (EXPENSE):
Interest income (expense)	(45,760)	(285,359)	260,895	(456,827)
Other income (expense)	160,387	444,341	(1,088,447)	852,459
Total other income (expense)	114,627	158,982	(827,552)	395,632

INCOME BEFORE PROVISON FOR INCOME TAXES	5,515,136	16,669,316	15,228,053	45,919,884
LESS PROVISION FOR INCOME TAXES	618,140	2,147,548	1,992,474	6,337,053
INCOME BEFORE NON-CONTROLLING INTEREST	4,896,996	14,521,768	13,235,579	39,582,831

Income attributable to non-controlling interests	1,037,525	1,937,138	3,200,280	4,998,828
Income attributable to L & L	3,859,471	12,584,630	10,035,299	34,584,003

NET INCOME	$4,896,996	$14,521,768	$13,235,579	$39,582,831

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	347,024	1,707,441	4,833,525	4,367,017
COMPREHENSIVE INCOME	$5,244,020	$16,229,209	$18,069,104	$43,949,848

Comprehensive income attributable to non-controlling interests	$1,093,359	$2,098,255	$3,961,242	$5,351,049
Comprehensive income attributable to L & L	4,150,661	14,130,954	14,107,862	38,598,799

INCOME PER COMMON SHARE – basic	$0.12	$0.42	$0.31	$1.17

INCOME PER COMMON SHARE – diluted	$0.12	$0.41	$0.30	$1.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	32,723,159	30,296,064	32,093,512	29,490,324

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - diluted	33,539,928	31,018,298	33,004,193	30,183,227

                                                                                                                   The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2012 AND 2011
(Unaudited)
	For The Nine Months Periods Ended January 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,235,579	$39,582,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,786,768	6,222,658
Stock compensation	2,913,347	4,060,944
Accretion of asset retirement obligation	181,214	-
Accounts receivable	(3,946,006)	(10,856,252)
Prepaid and other current assets	4,995,236	3,936,965
Inventories	(3,388,905)	(915,667)
Other receivable	766,180	(782,360)
Accounts payable and other payable	(1,704,991)	(9,785,424)
Customer deposit	(2,224,386)	982,112
Accrued and other liabilities	208,022	(375,823)
Taxes payable	1,605,583	3,721,722
Note receivable	1,532,596	-
Net cash provided by operating activities	18,960,237	35,791,706

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(856,378)	(10,881,933)
Construction-in-progress	(19,677,589)	(29,249,390)
Increase in investments	397,860	(4,445,402)
Cash received from spin-off HSC	1,030,260	-
Net cash (used in) provided by investing activities	(19,105,847)	(44,576,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on bank loans	-	(1,870,775)
Due to officers	(1,200)	-
Proceeds from warrant extension	-	50,000
Proceeds from Treasury stock sold	3,840,795	2,500,007
Payment to previous owner of acquired mine	(1,742,852)	-
Warrants converted to common stock	-	4,669,750
Net cash provided by financing activities	2,096,743	5,348,982

Effect of exchange rate changes on cash and cash equivalents	430,595	4,255,310

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,381,728	819,273
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,914,425	7,327,369
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,296,153	$8,146,642
	-
SUPPLEMENTAL INFORMATION
INTEREST PAID	$344,116	$446,055
INCOME TAX PAID	$1,012,634	$2,615,331

NON-CASH INVESTING AND FINANCING ACTIVITY:
Stock subscription	$-	$1,800,000

The accompanying notes are an integral part of these consolidated financial statements

                                                                                                               5

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

As of January 31, 2012, the Company has the following subsidiaries or operations in China:

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

•         Da Ping Coal Mine (“DaPing”)

Basis Of Presentation

The consolidated financial statements include the accounts of L & L Energy, Inc. and its affiliates. All intercompany transactions, profits and balances have been eliminated in consolidation.

                                                                                                                                                    6

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

New accounting pronouncements

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is no less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued a deferral of certain portion of this guidance.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counter party credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for annual periods beginning after December 15, 2011.

NOTE 3. BUSINESS COMBINATIONS

Fiscal year 2011 Acquisitions

DaPing Coal Mine

On March 25, 2011, the Company entered into an Acquisition Agreement to acquired 60% equity of the DaPing Coal Mine (“DaPing”), with an effective date of March 15, 2011, for a purchase price of 112,080,000 RMB (equivalent to approximately US$17,064,815). An initial installment of 10,000,000 RMB (equivalent to US$1,522,557), which was payable as of April 2011, has been fully paid as of October 31, 2011. The remaining purchase price is payable subject to achieving eight milestone requirements, which consist of licensing, receipt of related certificates, government approvals, transfer of personnel, and transfer of documentation. As of January 31, 2012, none of these milestones have been met, and the remaining balance payable to the prior owners is 102,080,000 RMB (equivalent to US$15,388,508).

The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:
Current assets	$528,914
Property, plant and equipment	3,899,314
Intangible assets*	26,673,895
Fair value of assets	31,102,123
Less: Fair value of liabilities	14,037,308
Net assets acquired	$17,064,815
Non-controlling interest	$9,626,043

*Includes goodwill $2,625,751

Tai Fung Energy Inc. (“Tai Fung”)

On March 8, 2011, the Company entered into an Operating Agreement to invest up to RMB 20,000,000 (equivalent to US$3,063,069) in a newly established entity, Tai Fung, a Chinese company established in SeZone Country, Yunnan Province, PRC on March 8, 2011. Tai Fung is a marketing and distributing company of coal throughout China and had yet to begin operation as of April 30, 2011.

The Company has paid RMB 4,178,718 (equivalent to US$639,985) as of January 31, 2012. The Operation Agreement is subject to renewal after six years from the execution date the agreement.

Pro-forma Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the acquisition of DaPing Tai Fung and presented in the aggregate, collectively, had been completed on May 1, 2011 and 2010:

	For the period end
	January 31, 2012	January 31, 2011
Net revenue	$108,699,834	$179,197,416
Income from operation	16,055,605	45,648,781
Net income attributable to L&L	$10,035,299	$34,708,532
Basic proforma earning per share	0.31	1.18
Diluted proforma earning pershare	0.30	1.15

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

Prepaid expenses and other current assets consisted of the following:

Description	January 31, 2012	April 30, 2011
Advances to suppliers	$20,205,468	$14,389,107
Bill receivable	918,957	12,345,103
Advanced to employees	2,369,656	1,518,454
Other	152,145	388,798
Total	$23,646,226	$28,641,462

NOTE 6. OTHER RECEIVABLES

Other receivables consisted of the following:

Description	January 31, 2012	April 30, 2011
Short term loans to business associates	$288,018	$927,736
HSC receivable	228,891	1,259,151
Other	272,798	399,260
Total	$789,707	$2,586,147

The Company made short term loans to business associates in order to develop a long term business relationship.  Such loans are considered consistent with accepted business practices in China.  These business associates are suppliers to our Company and we believe that these loans result in securing adequate supplies for the expansion of production capacity in our mines.

NOTE 7. INVENTORIES

Inventories are primarily related to coal located at KMC, 2 Mines, PYC,Tai Fung and TNI. Inventories consisted of the following:

Description	January 31, 2012	April 30, 2011
Raw Coal	$ 2,127,540	$ 2,952,157
Coke Coal	493,891	537,072
Fine Coal	7,400,493	3,143,790
Total	$ 10,021,924	$ 6,633,019

NOTE 8. PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

Property, plant, equipment and mine development consisted of the following:

Description	January 31, 2012	April 30, 2011
Mine development	$47,055,719	$27,241,647
Mineral rights	46,655,871	45,306,336
Building and improvements	11,168,796	9,736,380
Machinery and equipment	26,729,580	24,329,509
	131,609,966	106,613,872
Accumulated depreciation	(15,140,583)	(10,134,320)
Property, Plant and Equipment, net	$116,469,383	$96,479,552

Mineral rights represent the exclusive right, granted by the Chinese government, to operate the 2 Mine, as well as PYC and   DaPing.  The rights were acquired in the first quarter of 2008 as a result of the acquisition of these mines, which occurred on May 1, 2008, November 1, 2009and March 15, 2011, respectively.  The Company has elected to use unit-of-production method to depreciate its mineral rights.

Depreciation expense was $1,189,496 and $1,490,128 for the three months ended January 31, 2012 and January 31, 2011, respectively.

Depreciation expense was $4, 644, 380 and $5, 880, 800 for the nine months ended January 31, 2012 and January 31, 2011, respectively.

NOTE 9.  CONSTRUCTION IN PROGRESS

Construction in progress includes mine development, ventilation and electrical system improvements, building of staff quarters, and beginning construction of a sewage treatment system and road expansion for the washing facilities.  Construction in progress was $45,388,396  and $44,943,609 as of January 31, 2012 and April 30, 2011, respectively. Capitalized interest costs included in construction in progress were approximately $74,903 and $177,781 for the nine months ended January 31, 2012 and 2011, respectively.

NOTE 10.  INTANGIBLE ASSETS

Customer relationship and technology assets are being amortized over a period of 7 years.  Amortization expense for these assets was $124,837 and $107,018 for the nine months ended January 31, 2012 and January 31, 2011, respectively.  Amortization expense of Asset Retirement Cost was $37,795 and $161,504 for the three and nine months ended January 31, 2012.

Intangible assets consisted of the following:

Description	January 31,2012	April 30, 2011
Technology	$281,362	$273,224
Customer relationship	899,731	873,706
	1,181,093	1,146,930
Accumulated amortization	(378,200)	(244,375)
	$802,893	$902,555

We have reclassified Mineral Rights to Property, Plant, Equipment and Mine Development. Mineral Rights were disclosed as Intangible Assets in prior financial statements.

As of January 31, 2012, estimated future amortization expenses related to intangible assets were as follows (in thousands):

Remainder of Fiscal 2012	$42
Fiscal 2013	166
Fiscal 2014	166
Fiscal 2015	166
Fiscal 2016	166
Thereafter	$97

NOTE 11.  LONG TERM RECEIVABLE

As of January 31, 2012, the Company entered into several agreements with Colorado-based Bowie Resources, LLC and have loaned a total of approximately $6.5 million.  The loan originally carried a variable interest rate of approximately nine (9) percent to approximately eleven (11) percent.  The loan is co-senior with another lender.  The total balance was $6,874,968 including interest of $325,955 for the period end of January 31, 2012 and $7,272,828 including interest of $230,815 for the period ended April 30, 2011.

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

There was no impact to the statements of income and other comprehensive income for the nine months ended January 31, 2012 and year ended April 30, 2011 as a result of these loans. For the nine months ended January 31, 2012, the total amount of loan repayments was approximate 5.9 million.

Related party notes receivable consisted of the following as of January 31, 2012:

Borrowers	Relationship	USD	Maturity	Collateralized by
Associates to TianRi Coal Mine	Shareholder & non-controlling interest holder	$1,606,591	1-May-15	Mining equipment
Associates to SuTsong	Shareholder & non-controlling interest holder	2,854,372	1-May-15	Mine Assets
Associates to DuPuAn	Shareholder & non-controlling interest holder	1,126,620	1-May-15	Mine Assets
Yunnan Tinnan Co. Ltd.	Non-controlling interest holder	171,476	1-May-15	Machinery
Others	Shareholder & non-controlling interest holder	136,919	Various dates
		$5,895,978

Related party notes receivable consisted of the following as of April 30, 2011:

Borrowers	Relationship	USD	Maturity	Collateralized by
Associates to TianRi Coal Mine	Shareholder & non-controlling interest holder	$1,549,961	1-May-15	Mining equipment
Associates to SuTsong	Shareholder & non-controlling interest holder	2,771,809	1-May-15	Mine Assets
Associates to DuPuAn	Shareholder & non-controlling interest holder	2,761,248	1-May-15	Mine Assets
Yunnan Tinnan Co. Ltd.	Non-controlling interest holder	191,698	1-May-15	Machinery
Others	Shareholder & non-controlling interest holder	153,858	Various dates
		$7,428,574

Related Party Payable

Related party payable consisted of the following:

	January 31,2012	April 30, 2011
Payable to previous owners of ZoneLin (current)	$200,000	$200,000
Payable to previous owners of DaPing Coal Mine	15,321,963	17,064,815
Total related party payable - current	15,521,963	17,264,815
Payable to previous owners of ZoneLin (non-current)	800,000	800,000
Total related party payable	$16,321,963	$18,064,815

Related party payables do not bear interest and are un-collateralized. These related party payable have no impact on the statements of income and other comprehensive income for the nine months ended January 31, 2012 and year ended April 30, 2011.

Due to Officers

Due to officers consisted of the following:

Due to officer	January 31, 2012	April 30, 2011
Dickson Lee	$233,334	$420,000
Robert Lee	670,000	650,000
Shirley Kiang	60,000	-
Clayton Fong	105,466	-
Total due to officer	1,068,800	1,070,000

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

The DaPing Mine was acquired by the Company in March 2011. According to the mine reservation report, management expects to extract approximately 15 million tons of coal over the remaining 26 years. DaPing Mine is located in Guizhou Province and the management estimates the asset retirement obligation at a rate of 2 RMB per ton based on total reserves at the end of the useful lives of the mines. The interest rate used in the net present value calculation is 7%.

During the quarter ended October 31, 2010, the Company revised the forecasted cash flows used for the net present value calculations for the DaPuAn, SuTsong and PingYi mines. The revisions to estimated cash flows pertain to revisions in the estimated amount and timing of required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages and third-party unit costs as of October 31, 2010. We based these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates. We evaluated the forecasted cash flows as of January 31, 2012, and no revision was deemed necessary.

The following is a summary of the change in the carrying amount of the asset retirement obligation during the quarter ended January 31, 2012 and year ended April 30, 2011.

	31-Jan-12	30-Apr-11

Beginning balance	$1,978,877	$507,279
Liabilities incurred during the period	-	614,071
Liabilities settled during the period	-	-
Accretion of interest	181,214	98,165
Revisions in estimated cash flows	-	759,362
Ending balance	$2,160,091	$1,978,877

NOTE 14.  OTHER PAYABLES

Other Payables consisted of the following:

Description	31-Jan-12	30-Apr-11
Payable to business associates	$2,101,110	$4,747,155
Others	4,278,656	2,799,236
Total other payables	$6,379,766	$7,546,391

Total Other Payables was $6.4 million as of January 31, 2012. None of these payables are collateralized by any assets of the Company. $2 million was a temporary interest free loan from a business partner. The other $4.3 million is for salary payable, notes payable, miscellaneous payment of fees related to maintenance, safety, employee training for security and environmental matters.

NOTE 15.  TAX PAYABLES

Taxes payable consisted of the following:

Description	31-Jan-12	30-Apr-11
VAT Payable	$4,939,152	$5,546,296
Income Tax Payable	11,602,061	10,622,221
Other Taxes Payable	3,899,646	2,666,759
Total Tax Payable	$20,440,859	$18,835,276

* Other Taxes Payables mainly include resources tax payable and business tax payable

NOTE 16.  BANK LOANS

During the third quarter of 2010, as part of the acquisitions of TNI and PYC, the Company assumed two loan agreements with banks in China.  The first loan with TNI was for RMB 14,300,000 or approximately $1,951,000.  This loan carried an interest rate of 5.4% per annum and matures on December 23, 2010, which was paid off. The second loan with PYC was for RMB 15,000,000 or approximately $2,376,614.  The loan carries an interest rate of 9.7% per annum and matures on February 26, 2011, but has since been extended by mutual agreement to February 26, 2012.  During the fourth quarter of 2011, as part of acquisition of DaPing, the Company assumed RMB 20 million bank loan or approximately $3,168,819 with interest rate of 9.18% per annum and matured on October 29, 2011, and has since been extended to November 30, 2012. All loans are unsecured.

NOTE 17.  INCOME TAXES

Our effective tax rates were approximately 13.1% and 13.8% for the nine months ended January 31, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates, and the Company has net operating loss carry-forwards available to offset current and future taxable income.

NOTE 18.  STOCKHOLDERS’ EQUITY

Stock Issued for Compensation

For the three months ended January 31, 2012, the Company issued 120,156 shares of common stock with the share value of $342,841 for employees.

For the three months ended January 31, 2012, the Company issued 19,010 shares of common stock with the share value of $53,250 for the Board of Directors.

For the three months ended January 31, 2012, the company issued 25,000 shares of common stock with the share value of $67,975 for advisors.

For the three months ended January 31, 2012, the company issued 65,000 shares of common stock with the share value of $188,200 for consulting fees.

During the second quarter, no stock options or warrants were issued for compensation

Treasury Stock

The Company sold 110,000 shares of treasury stock with the share value of $125,990  to investors. In accordance with US generally accepted accounting principles, the Company recorded an increase to additional paid-in-capital of $125,990, respectively, as a result of the sold and transferred treasury shares. At January 31, 2012, the Company owned a total of 143,093 of its own shares.

Stock issued for Warrant Exercise

For the three months ended January 31, 2012, 36,000 warrants were exercised and 36,000 shares common stocks with the cash value of $29,880 were issued to investor.

The following table summarizes common stock and treasury shares activity for the three months ended January 31, 2012:

	For the three month period ended January 31, 2012
	Shares	Amounts
Shares for compensation	130,732	$380,742
Treasury stock for investors	110,000	225,000
Shares for warrants Exercised	36,000	29,880
Total	276,732	$635,622

NOTE 19.  WARRANTS

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

The fair value was estimated on the date of the grant using the Black-Scholes option-pricing model. The following table displays the weighted average assumptions that have been applied to estimate the fair value of warrants on the date of grant for the three months ended January 31, 2012:

January 31, 2012
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

For the three months ended as January 31, 2012, no warrant was issued or exercised for compensation.

   Following is a summary of the status of warrants outstanding at January 31, 2012:

Type of Warrants	Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Executives-Class D	$ 2.25	10,000	1.08	$ 2.25
Directors - Class E	$ 3.00 - $9.34	210,916	2.79	$ 3.03
Non-employee	$ 11.22	1,000	3.38	$ 11.22
Total		221,916	2.72	$ 3.03

As of January 31, 2012, all warrants outstanding for compensation were exercisable. The weighted-average grant-date fair value of warrants granted during the three months ended January 31, 2012 was $ 9.37.

Warrants Issued to Investors

Effective October 28, 2011, the Company issued promissory notes (unsecured) to certain accredited investors and employees of the Company in the principal amount of $384,872 of which $210,000 has been loaned to the company and $174,872 is considered irrevocable commitment contribution.  The proceeds of the notes were used primarily for general business purposes in the U.S.  The notes mature on the 330th day from the dates of receipt of cash contribution from the holders of the notes and the Company may prepay all or any portion of the notes without penalty.  Interest is payable on the unpaid balance of the notes at an annual rate of 10%. The interest payable on the promissory notes accrued in the amount of $11,082 as of January 31, 2012.   As further consideration for providing this financing, the holders of the notes have also received warrants to purchase an aggregate of 96,218 shares of the Company’s common stock at an exercise price of $4.00 per share.  The warrants expire at the end of the four-year period following the maturity dates of the corresponding promissory notes.  The issuance and sale of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

For the three months ended January 31, 2012, the company issued 36,000 warrants to prior investor and the warrants were completely exercised, respectively.

The table below is a summary of all warrants activity as of January 31, 2012:

Warrants Roll-forward Summary
		Weighted	Weighted
		Average	Average
		Exercise	Remaining
Units		Price	Life (in Years)
Outstanding at April 30, 2011	1,024,474	$4.38	2.68
Issued	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at July 31, 2011	1,024,474	$4.38	2.43
Exercisable at July 31, 2011	1,024,474	$4.38	2.43
Issued	96,218	$4.00	5.52
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at October 31, 2011	1,120,692	$4.35	3.2
Exercisable at October 31, 2011	1,120,692	$4.35	3.2
Issued	36,000	$0.83	5
Exercised	(36,000)	$0.83	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at January 31, 2012	1,120,692	$4.35	2.94
Exercisable at January 31, 2012	1,120,692	$4.35	2.94

NOTE 20.  NON-CONTROLLING INTEREST

As described in Note 1, to the consolidated financial statements, the Company has the majority controlling interest of L&L Coal Partners, TNI, Tai Fung and DaPing.  During the fiscal year 2010, the Company increased its ownership interest in L&L Coal Partners to 80% from 60% on April 30, 2009.  The equity related to non-controlling interest as of January 31, 2012 represents 20% third party interest in L&L Coal Partners, 2% third party interest in TNI, 2% third party interest in Tai Fung and  40% third party interest in DaPing.

Below is a schedule of changes in ownerships interest as of January 31, 2012 and April 30, 2011:

	January 31, 2012	April 30,2011
Beginning balance	$29,530,133	$12,594,293
Non-controlling interest related to acquisitions	-	10,391,810
Translation	886,776	923,351
Net income related to non-controlling interest	3,200,280	5,620,679
Ending balance	33,617,189	29,530,133

NOTE 21.  EARNINGS PER SHARE

The Company only had common shares, warrants and stock options issued and outstanding as of January 31, 2012.  Under the treasury stock method of earnings per share, the Company computed the diluted earnings per share as if all issued warrants were converted to common stock and cash proceeds were used to buy back common stock.

	For the Three Months Ended January 31		For the Nine Months Ended January 31
	2012	2011	2012	2011

Net income attributable to L&L	$3,859,471	12,584,630	$10,035,299	34,584,003
Number of Shares	32,723,159	30,296,064	32,093,512	29,490,324
Per Share - Basic	$0.12	0.42	$0.31	1.17

Effect of dilutive shares	$816,768	722,235	$910,680	692,904
Number of dilutive shares	33,539,928	31,018,298	33,004,193	30,183,227
Per Share - Diluted	$0.12	0.41	$0.30	1.15

NOTE 22.  COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has three operating leases:  the Seattle office, Guizhou office and Beijing office.  All are non-cancelable leases, expiring in July 2012, February 2012 and June 2012, respectively. The non-cancelable operating lease agreement requires that the Company pays certain operating expenses, including management fees to the leased premises. The future minimum rental payment in less than a year is $85,533 and there is no future payment in greater than a year.

Legal Matters

On August 26, 2011, a federal securities law class action complaint was filed against the Company, certain officers and directors (i.e., Dickson V. Lee and Ian G. Robinson) and a former officer (i.e., Jung Mei (Rosemary) Wang) in the United States District Court, Western District of Washington at Seattle on behalf of a class consisting of all persons who purchased the common stock of the Company during the period August 13, 2009 through August 2, 2011, inclusive, and who were damaged thereby (the “Securities Class Action”).  It alleges that the Company filed false and misleading reports with the SEC from August 13, 2009 to August 2, 2011, primarily based upon an amendment the Company filed to its 2010 Annual Report on Form 10-K on July 28, 2010 and a report published by the Glaucus Research Group on August 2, 2011.   On December 15, 2011, the court appointed Gregg Irvin as lead plaintiff, and he filed an amended complaint and second amended complaint on February 8 and March 2, 2012, respectively, naming four other current and former directors as defendants (i.e., Shirley Kiang, Robert Lee, Dennis Bracy and Robert Okun).

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

Concentrations

For the nine months ended January 31, 2012, we had three major customers who purchased 42% of the Company’s total sales, and represented $14,240,757of AR balance in total as at January 31, 2012. In addition, we had two major suppliers who provided 26% of our total purchases, and received a net advance of $1,066,333 from the Company as at January 31, 2012.

Acquisition of Weishe Coal Mine

On January 28, 2012, the Company entered into the Weishe Coal Mine Equity Ownership Transfer Agreement (the “Agreement”) with Guizhou Union Energy, Inc., a Chinese corporation (“Union”), Guizhou Union Capital Investment Holding Co., Ltd., a Chinese corporation (“Union Capital”), and Mr. Guo Xu Zhang, a Chinese citizen (“Mr. Zhang”), to purchase 51% of the equity ownership interest of Weishe Coal Mine.

Under the Agreement, the purchase price for 51% of the ownership interest in Weishe Mine is about US$7.9 million, which will be paid in full by issuing 3,000,000 shares of common stock of the Company (“LLEN Stock”).  The 3,000,000 shares of LLEN Stock will be paid to Union or a designee of Union.

The company has determined that control had not been obtained as of January 31, 2012 and has therefore not consolidated the accounts as of period end.

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

As of January 31, 2012, no stock option has been granted or vested. No stock option has been exercised.

The following table displays the weighted average assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the three months ended January 31, 2012:

2012
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

The following summarizes pricing and term information for options outstanding as of January 31, 2012:

	Options Outstanding
Range of	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Exercise Prices

$7.65	40,000	4.09	$7.65

As of January 31, 2012, all stock options outstanding for compensation were exercisable. The weighted-average grant-date fair value of options granted during the year ended April 30, 2011 was $7.06.

The following table is a summary of stock option activity under the Stock Incentive Plan as of January 31, 2012 and changes for the year then ended:

	Incentive Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)

Outstanding at May 1, 2010	-	$-	-
Granted	40,000	$7.65	-
Exercised	-	$-	-
Canceled	-	$-	-
Outstanding at January 31, 2012	40,000	$7.65	4.09

Exercisable at January 31, 2012	40,000	$7.65	4.09

NOTE 24.  SEGMENT INFORMATION

The Company reports its operations primarily through the following reportable operating segments: coal mining, coal wholesaling, coking coal washing revenue. The Company’s chief operating decision maker uses operating income as the primary measure of segment profit and loss.

	For the three months ended January 31,		For the nine months ended January 31,

Total Revenues (including intersegment sales)	2012	2011	2012	2011
Coal mining revenue	$9,253,214	$20,659,192	$29,378,795	$57,896,500
Coal wholesale revenue	5,282,647	11,158,461	14,597,277	21,728,398
Coking revenue	4,468,356	7,370,934	18,502,143	22,138,270
Coal washing revenue	13,787,124	33,772,936	51,508,199	94,928,894
	$32,791,341	$72,961,523	$113,986,414	$196,692,062

Intersegment revenues	2012 *	2011 *	2012	2011
Coal mining revenue	$-	$-	$-	$-
Coal wholesale revenue	-	-	-	-
Coking revenue	-	-	-	-
Coal washing revenue	2,598,653	7,066,939	5,286,580	18,049,853
	$2,598,653	$7,066,939	$5,286,580	$18,049,853

Net revenues	2012	2011	2012	2011
Coal mining revenue	$9,253,214	$20,659,192	$29,378,795	$57,896,500
Coal wholesale revenue	5,282,647	11,158,461	14,597,277	21,728,398
Coking revenue	4,468,356	7,370,934	18,502,143	22,138,270
Coal washing revenue	13,787,124	33,772,936	51,508,199	94,928,894
Less intersegment revenues	(2,598,653)	(7,066,939)	(5,286,580)	(18,049,853)
	$30,192,688	$65,894,584	$108,699,834	$178,642,209

Net income attributable to L&L	2012	2011	2012	2011
Coal mining	$3,114,807	$10,714,862	$10,084,786	$29,355,763
Coal wholesale	313,765	630,008	1,064,802	1,495,816
Coking	748,443	849,776	2,241,891	2,671,069
Coal washing	1,549,880	3,093,659	5,387,423	8,673,779
Parent Company	(1,867,424)	(2,703,675)	(8,743,603)	(7,612,424)
	$3,859,471	$12,584,630	$10,035,299	$34,584,003

Depreciation expense	2012	2011	2012	2011
Coal mining	$720,235	$898,849	$3,247,189	$3,619,170
Coal wholesale	14,935	135,674	45,309	363,817
Coking	85,670	75,937	240,387	714,085
Coal washing	294,289	270,925	901,498	768,185
Parent Company	74,367	108,743	209,997	415,543
	$1,189,496	$1,490,128	$4,644,380	$5,880,800

Total assets	2012	2011	2012	2011
Coal mining	$162,098,819	$107,342,023	$162,098,819	$107,342,023
Coal wholesale	17,923,098	16,202,458	17,923,098	16,202,458
Coal coking	11,154,846	9,068,552	11,154,846	9,068,552
Coal washing	47,748,196	32,354,311	47,748,196	32,354,311
Parent Company (intercompany)	9,866,855	11,166,018	9,866,855	11,166,018
	$248,791,814	$176,133,362	$248,791,814	$176,133,362

*Reclassification

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

When we use the terms "we," "us," "our," "L & L," and "the Company," we mean L & L ENERGY, INC. a Nevada corporation, and its subsidiaries.

Overview

We produce, process, and sell coal in the People’s Republic of China (“PRC”) and also have a financial interest in the Bowie Mine, a U.S. thermal coal mine located in Paonia, Colorado.  Our vertically integrated coal operations include five mines, three coal washing plants, one coking facility, and several coal wholesale and distribution facilities in the southwest region of China.  Our operations are located in inland China (Yunnan and Guizhou Provinces), which is being developed at a faster rate than the coastal areas which have historically received most of the government’s focus.

We sell the coal we produce, or acquire through wholesalers, who sell to end users in China and to other wholesalers. We were initially founded in 1995 by Dickson Lee, an American citizen and current Chairman and CEO, and originally focused on consulting services.  In 2001 we became a public reporting company and in 2004 acquired a majority interest in a coal-related air compressor equipment company located in China, which interest we disposed of in 2009 in order to focus on growing our coal businesses. In 2006 we commenced our coal operations which now constitute our principal operating business. We have funded our business to date primarily through investments from our founder and Chairman, from private placements, from cash flows from operations and from certain debt financings and arrangements.

We are incorporated in Nevada and headquartered in Seattle, WA and have China operations centers in Kunming City in Yunnan Province and in Guiyang in Guizhou Province. The majority of our management team and board of directors are American citizens, including three of our officers, and many are bilingual. After being a public reporting company since 2001, we commenced trading on the NASDAQ Global Market in February 2010.

There are several relevant macro-economic factors directly impacting our operating environment in China, including GDP growth and inflation. While the Chinese government targeted GDP growth for 2011 at 8%, according to the World Bank, China’s GDP growth was projected to expand 9.1 percent in 2011.  On March 5, 2012, Chinese premier Wen Jiabao set the GDP growth target at 7.5% for 2012.  Coupled with projected inflation of 5.3 percent, the PRC has tightened their fiscal policies including letting interest rates rise and capping prices of certain domestically-produced commodities like coal. The result has been higher demand for coal for power and steel production to fuel GDP growth and coal shortages due to the capping of coal prices.

Coal will continue to be a key component of the PRC’s energy policy. According to the U.S. Energy Information Administration, coal makes up 70% of China’s total primary energy consumption and China is both the largest consumer and producer of coal in the world.  In 2010, China accounted for over 48% of the world’s coal consumption. It is estimated that demand for coal in China will continue to increase for several decades, thus producing a favorable business environment for coal producers and wholesalers. Although China has substantial natural coal resources, the coal mining industry in China is fragmented and inefficient, and includes many small companies that lack the economies of scale and resources needed to maximize production capacity. Mining companies in China have been unable to produce enough coal to meet China’s growing coal demands, and as a result the PRC has allowed China to become a net importer of coal and has implemented a national policy of consolidation to increase production capacity and improve efficiency and safety at coal mines in China. Begun during the 11th five-year plan, the policy of government-mandated consolidation has continued with the current 12th five-year plan, which expands and accelerates the consolidation to new provinces including Guizhou.

On April 15, 2011, the General Office of the Government of Guizhou Province issued Document (2011) Number 47 notifying the Guizhou Province Energy Department of guidelines related to accelerating the pace of consolidation through 2013. There are three main components to the guidelines: production, safety, and efficiency.

•         First, in addition to increasing individual mine production to 300,000 tons per year per mine, the provincial government is mandating that individual mines be consolidated into coal holding companies responsible for a minimum production between 800,000 and 2,000,000 tons per year, thus reducing the number of coal holding companies from over 1,600 to 200 or fewer.

•         Second, safety standards and safety enforcement activity will continue to rise .  For example, a mine accident in a county will often result in a temporary idling or slowdown of all mines operating in that county so that safety inspectors can review the safety of each mine.

•         Third, to improve efficiency, the level of mechanization will increase significantly, both in shaft drilling and coal production.

Soon after the distribution of Guizhou Province’s policy, Liupanshui City Government, which is the local government of Pan County where our Ping Yi and DaPing Mines operate, issued their implementation policy.  In addition to Guizhou Province, we also anticipate and are prepared for the consolidation policy  eventually to be implemented and accelerated in Yunnan Province.

Because the coal consolidation plan is government-mandated, and given the lessons learned from other provincial coal consolidations, we believe our relationship with the provincial and local governments will be a key competitive advantage for the Company. After meetings between the Company and the Vice Governor of Guizhou Province with responsibility for natural resources and the Guizhou Energy Bureau Chief, Vice Governor Sun GuoQuiang provided written and oral encouragement and support to the Company to become a leader in Guizhou’s consolidation efforts. In order to support our Guizhou operations, we established a new branch office in Guiyang City, which is the capital of Guizhou province, in July, 2011.  On October 13, 2011, the Company also received a letter from the local Pan County government (Pan Shan) in Guizhou Province supporting our participation in the five-year coal consolidation plan.  On February 16, 2012, Company executives met with Guizhou Provincial Governor Zhao KeZhi, who commended the Company’s leadership and participation in the Guizhou coal consolidation process.  Among the Guizhou government officials who participated were the Director of the Guizhou Department of Commerce X.Q Shen, Deputy Director of the Guizhou Department of Commerce Sun Dengfeng, Vice Secretary General of the Guizhou Provincial People’s Government Gang Li, and the Director General of Office of Foreign Affairs Yao Shoulun and his Deputy Director G.D. Chen.

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

As a result of increasing individual mine production standards and the accelerating consolidation policy, our coal operations have grown significantly in the last six years, primarily through acquisitions, and more recently from expanding production capacity at existing mines.  In 2006 we acquired a coal consolidator and wholesaler, KMC Wholesale and Distribution, with over ten years experience in coal operations.  In 2008, we acquired an interest in L&L Coal Partners, which owns and operates two operating coal mines -- the DaPuAn mine and SuTsong mine -- in Yunnan Province.  In May 2009, L&L Coal Partners completed the construction of a coal washing plant located at the DaPuAn mining facility, also in Yunnan Province.  In January 2010, we acquired our third coal mine -- the Ping Yi mine -- and in June 2010 completed the construction of a coal washing plant located near our Ping Yi mine, both in Guizhou Province.  In February 2010, we acquired the ZoneLin coking operation in Yunnan Province.   In February 2011, we entered into an exclusive agreement to market coal from U.S. supplier Bowie Resources in Colorado to certain countries in Asia, and in March 2011, we acquired a 60% interest in another coal mine, the DaPing mine in Guizhou Province.  In January 2012, we entered into an agreement acquiring 51% controlling interest of the Weishe mine in Guizhou Province, which will have an initial capacity of 150,000 tons per year and is expected eventually to expand to 400,000-450,000 tons per year.  Coupled with the completion of expansion plans for all of the Company’s other mines, we expect eventually to produce a total of 1,650,000 tons per year in both Yunnan and Guizhou Provinces. The acquisition has not been completed as of January 31, 2012.

Unlike the Company, many small mine operators who are uncertain of their future under the Guizhou accelerated consolidation and the Yunnan consolidation, have tried to maximize their gain in the short term by pushing their production beyond their capacity while reducing expenditures for safety.  This has resulted in increasing the number of mining accidents, sometimes with high numbers of fatalities.  In turn, the provincial and local governments have responded by ordering temporary idling or slowdowns of mines in the region for safety inspections or safety briefings.  Some choose to operate illegally during the idling or slowdown periods.  Others when allowed to produce again push even harder to make up for lost production.  This behavior coupled with the complicated geology of the Yunnan and Guizhou regions contributes to a higher risk for mining accidents.  In Yunnan Province alone, there were over 40 mining accidents in 2011, a 33% increase from 2010.  This cycle is consistent with the earlier consolidation in other provinces.  Therefore, we believe that the Company will continue to experience periodic to frequent idling or production slowdowns until the consolidation process reaches critical mass and closes down small or high risk mines that have not been acquired by a consolidator.  Together with disruptions from increasing regulatory and safety compliance and making frequent safety improvements, these actions may have a corresponding negative impact on production volumes and revenues.

We derive our revenues from selling coal to customers, mainly State Owned Enterprises (SOE) in Yunnan and Guizhou Provinces.  Our thermal or steam coal is sold to SOEs that are utilities that generate electricity.  Our metallurgical coal and coking coal is sold to SOEs that make steel, though some steelmaker customers also purchase thermal coal to generate power for the steel factory.  Our coal is also sold to cement makers, who use coal to heat the kilns necessary to produce cement.

Plan of Operations

The Company is a vertically integrated coal operator participating in the business of consolidation of a fragmented coal industry in Yunnan and Guizhou Provinces of southwest China. We plan to expand our coal business two ways: first, through expansion of existing operations in accordance with the consolidation policy, and second, through continued acquisitions of operations that lack the capital and management skills to expand to meet the minimum capacity required by the government.  Additional plans for operations for expanding our coal business includes expanding our coal wholesale operations into Guizhou, pursuing strategic partnerships, exploring viable options for raising capital with an emphasis on debt and other non-dilutive instruments, and strengthening our team.

Organic Growth.  We acquire producing mines that lack the capital and management expertise to expand to meet the minimum government-mandated production requirement, and then we provide the management expertise and fund the needed capital expenditures for each acquisition to expand their production capacity and improve safety. Most coal mines in Southwest China, including our mines, use the conventional/traditional mining method, under which the coal seam is broken up by explosives and then the coal is gathered and loaded on to shuttle cars, which are winched to the surface loading area by a cable and rail system.  In lieu of shuttle cars, the Company uses conveyer systems, which are much more efficient and safer than shuttle cars.  We also drill additional shafts in some of our mines to increase safety, operational efficiency, and improve the working environment.  While our mines continue to use timber to reinforce mine shafts, the Company has improved safety by using steel and hydraulic braces to reinforce the support the roof of the mine.  We have also invested in monitoring equipment for hazardous gases like methane, better electrical equipment and communication systems, GPS locators for each underground miner, and blowers and better ventilation systems to ensure safe air quality.

In addition to simple infrastructure improvements, we improve our production and safety by introducing basic management practices like increasing the working hours by expanding the operation from one shift to multiple shifts and work teams, and using production incentives and bonuses as part of our team’s compensation package.  Our mine operations have instituted regular safety training for our mine management and workers, regular sharing of safety information, and individual shift safety briefings and debriefings at the start and end of each shift.  Because slogans are effective in impacting Chinese behavior, safety banners are posted for easy viewing.  We comply with and try to exceed all the safety standards and cooperate fully with local, provincial, and national government safety regulators and safety supervision teams. There have been no fatal accidents in any of our mines.

This has resulted in the successful integration and safe expansion of our five mines, all of which are producing more than when we acquired them and are on their way to meeting the current 300,000 tons a year government-mandated minimum annual production requirement. For example, for the two mines which the Company has owned the longest, and have had the most time to work on our expansion plans, DaPuAn mine’s production increased from 121,159 tons in FY2009 to 245,545 tons per year in FY2011 and SuTsong mine’s production increased from 83,852 tons in FY2009 to 122,081 tons in FY2011.

The value and revenue of some of our mined coal is increased by coal washing.  The Company is expanding the capacity of our coal washing facilities, in particular Ping Yi and Hong Xing, both of which wash other mines’ coal.  We are also planning on expanding the capacity of our ZoneLin coking factory, which processes other mines’ coal.

Given the increasing frequency of the government-ordered idling or slowdown of mines in the areas the Company operates in, we have been fully compliant with provincial and local government authorities.  During these periods, the Company continues to expand the capacity of our mines and improve the safety of our mines.   When approved for production, we have been producing to a capacity that avoids the risk of any accidents, generally to the capacity of our approved mining permit instead of near the capacity of our mining permit application to increase the specific number of tons of coal that can be extracted from our mines each year.  In the past, the government has allowed the Company to produce more than the existing permit allows but less than the amount applied for in the application.

Acquisitive Growth.  We believe that the current consolidation policy in China will continue and thus create more acquisition opportunities for us.  The Company will also need to accelerate the rate of acquisitions and increasing consideration of acquiring larger mines in order to comply with the government-mandated consolidation targets for holding companies.  Our focus in the short term will be taking advantage of unique opportunities to acquire mines due to the accelerated government-mandated consolidation policy in Guizhou Province. The process includes negotiating and signing memorandums of understanding and letters of intent with mines that meet our criteria. Our preferred criteria includes existing mines in production with good infrastructure and sufficient reserves but lacking the capital and management to expand to or beyond the current minimum of 300,000 tons per year or mines and therefore must now join a holding company that controls coal production between 800,000 tons and 2,000,000 tons depending on where in Guizhou they operate. We then send in a team to inspect the mine, evaluate the management, and perform extensive due diligence. Based on the analysis of our inspection team, we target and negotiate to acquire the best mines. Thus far, our acquisition team has attained signed letters of intent with 14 producing mines in Guizhou Province and will continue to evaluate and target further mines for acquisition.  We may not acquire all the mines that we have signed letters of intent for.

Our inspection team is led by Dr. Syd Peng and was in China at the end of our second fiscal quarter and the start of our fourth fiscal quarter to inspect, assess, and supervise the acquisitions.  Dr. Peng and the inspection team have physically inspected a significant number of potential mines for acquisition and have recommended the Company pursue the acquisition of several of mines.  Our teams are currently focused on extensive due diligence of these potential acquisitions in preparation for upcoming negotiations.  In addition to mines that meet our preferred criteria, we have been inspecting larger mines with production near 300,000 tons or more, have considerable proven coal reserves, better geology, and strong management teams already in place.  When further development is well executed, larger mines require less capital expenditure to expand capacity.  Better geology, especially thicker coal seams, promotes greater efficiency.  Strong management teams are integral to better safety and allow for scaling up operations more quickly.  Mines with these characteristics are on the market more frequently than in the past because the government implementation of the Guizhou consolidation plan announced in the spring of 2011 has started to change the local market.  As a result, the Company will put a higher priority on larger mines while continuing to explore existing mines that meet our preferred criteria.

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

We may need to raise additional capital to acquire additional profit making operations.  To assist the government-mandated consolidation of the coal industry, the provincial government has made debt financing available for up to 70% of the purchase price of each mine acquisition through commercial banks for government-supported consolidators.  On September 26, 2011, the Company received a letter of endorsement from the Industrial and Commercial Bank of China stating that the Corporate Banking Department of the Guizhou Province Branch is willing to support our plan of consolidation.  The bank has indicated that it will provide up to 50% financing for acquisitions for a period of time no greater than five years subject to due diligence on each acquisition.

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

Results of Operations

The following table presents our operating results as a percentage of our revenues for the periods indicated:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2012		2011		2012		2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues	$30,192,688	100%	$65,894,584	100%	$108,699,834	100%	$178,642,209	100%
Cost of revenue	21,421,144	71%	44,504,406	68%	79,343,401	73%	119,374,564	67%
Gross profit	8,771,544	29%	21,390,178	32%	29,356,433	27%	59,267,645	33%
Selling general & administrative	3,371,035	11%	4,879,844	7%	13,300,828	12%	13,743,393	8%
Interest expense (income)	45,760	0%	285,359	0%	(260,895)	0%	456,827	0%
Other expense (income)	(160,387)	-1%	(444,341)	-1%	1,088,447	1%	(852,459)	0%
Provision for income taxes	618,140	2%	2,147,548	3%	1,992,474	2%	6,337,053	4%
Net Income Attributable to Non-controlling interest	1,037,525	3%	1,937,138	3%	3,200,280	3%	4,998,828	3%
Net income	$3,859,471	13%	$12,584,630	19%	$10,035,299	9%	$34,584,003	19%

Revenue

The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)
	January 31,		to Revenues
	2012	2011	$	%

Coal Mining	$9,253,214	$20,659,192	$(11,405,978)	-55%
Coal Wholesale	5,282,647	11,158,461	(5,875,814)	-53%
Coal Washing	11,188,471	26,705,997	(15,517,526)	-58%
Coal Coking	4,468,356	7,370,934	(2,902,578)	-39%
Total Revenues	$30,192,688	$65,894,584	$(35,701,896)	-54%

	Nine Months Ended		Increase (Decrease)
	January 31,		to Revenues
	2012	2011	$	%

Coal Mining	$29,378,795	$57,896,500	$(28,517,705)	-49%
Coal Wholesale	14,597,277	21,728,398	(7,131,121)	-33%
Coal Washing	18,502,143	22,138,270	(3,636,127)	-16%
Coal Coking	46,221,619	76,879,041	(30,657,422)	-40%
Total Revenues	$108,699,834	$178,642,209	$(69,942,375)	-39%

*Reclassification

In the first quarter of FY2012, regional slowdowns and idling of mines by the Chinese government in both Guizhou and Yunnan provinces significantly reduced our revenues and earnings.  In the second quarter of FY2012, the Company made considerable progress improving production in Yunnan Province but a major accident in a mine near our Ping Yi and DaPing mines in Guizhou Province prolonged our efforts to establish normal production.  Even with the continued setback in Guizhou, our mining production increased from approximately 69,000 tons in Q1 to 91,000 tons in Q2.

In this third quarter of FY2012, our mines produced 67,000 tons.  This reduction was mostly the result of two temporary setbacks which the Company does not anticipate will affect Q4 of FY2012.  First, as reported prior, a major accident in early Q3 very near our DaPuAn mine caused our mine’s production to drop over 50% in Q3.  However, the Chinese government notified the Company that DaPuAn mine passed its safety inspection in early Q4 and was approved to ramp up production.  Secondly, the Chinese New Year holiday traditionally results in a two week idling of nearly all businesses throughout China, and impacted the Company’s quarterly revenues approximately 15%.  Because the majority of Chinese New Year had occurred in Q3, the holiday will have a minimal impact on Q4.

Therefore our net revenues decreased from $65.9 million during the three months ended January 31 2011 to $30.2 million during the three months ended January 31, 2012, representing approximately a 54% decrease. The decrease was primarily due to the government’s temporary slowdown and idling of all mines in our region, including our mines, and the Chinese New Year holiday.  This reduced the sources and volume of coal available for our coal washing, coking, and wholesale and distribution segments and decreased our production in our mines.    Second quarter to the third quarter revenues decreased 27.8% from $41.8 million to $30.2 million The revenue decline was partially slowed because the shortage of coal in the regions we operate due to mine slowdowns and idling resulted in an increase in the price customers paid per ton of coal.  By January 2012, DaPuAn, Su Tsong, and DaPing mines were ramping up production to the capacity of our approved mining permit rather than near the capacity of our mining permit application to increase the specific number of tons of coal that can be extracted from our mines each year.  Only Ping Yi mine remains uncertain.  Barring unforeseen accidents at nearby mines that may result in slowdowns or idling in the regions we operate in, the current organic production forecast for Q4 anticipates a strengthening quarter in FY2012 and that FY2013 will likely exceed FY2012.

Coal Mining. During the three months ended January 31, 2012, our coal mining net revenues decreased by $11,405,978 approximately a 55% decrease compared to the three months ended January 31, 2011. Similar to the fourth quarter of the fiscal year 2011 and first and second quarters of fiscal year 2012, this sales decrease was due to the lack of coal inventory caused mainly by the government mandated temporary slowdown and idling of all the mines in the regions we operate in.  During the fiscal year of 2012, Yunnan and Guizhou Provinces experienced an increase in the number of mining accidents.  For example, from May to September, there were 40 fatal accidents in Yunnan Province (10 more than the same period of last year), which led the provincial and local governments to order the slow down the production or temporary idle our mines frequently. Of note, there was a gas explosion that killed 10 miners at Guohekou mine in Pan County in Guizhou Province on August 14, 2011, which is located 10 miles from our Ping Yi mine.  Also, at least 34 miners were killed a gas explosion at Sizhuang Coal Mine in Sezone County in Yunnan Province on November 10, 2011, which is located two miles from our DaPuAn mine.  Sizhuang mine was operating illegally and was ordered by the provincial coal safety supervision bureau to stop production in April of 2011. Even though our coal mines had no accidents, the disruptions caused by government safety inspections have had a significant impact on our production and thus our revenue.

DaPuAn mine was open marginally more in Q2 than in Q1 and was able to increase production by 16% from Q1 to Q2 before being ordered by the government to slowdown production in November due to the Sizhuang mine accident. As a result, DaPuAn mine’s production decreased 46% from November to December.  However, DaPuAn mine’s production increased 26% from December to January.  Further, DaPuAn mine passed the government safety inspection mid-February and was approved to begin ramping up production.

SuTsong mine produced 8% less in Q3 than in in Q2 due to frequent government ordered slowdowns due to nearby mine accidents and is currently in production.

Da Ping mine was approved for trial production in August and produced approximately 8,500 tons before being idled by the government order in September due to the nearby Guohekou mine accident.  Aside from the August trial production in Q2, Da Ping produced a small amount of coal as a byproduct of upgrading and expanding its production capacity and the development of a second shaft. Beginning in November 2012, Da Ping has progressed from idled to slowdown status, resulting in increasing production 51% from Q2 to Q3, which is the highest quarterly production since the Company acquired the mine.

Ping Yi mine opened briefly in August after being granted temporary permission to trial produce and was able to produce 13,000 tons during the August trial period, before being idled again because of a fatal accident at nearby Guohekou mine.  Ping Yi continues to be idled and produces a moderate amount of coal as a byproduct of expanding its production capacity during the idling. In addition, the dismissal of some local government officials has complicated the resumption of normal production.

Wholesale revenues decreased by 53% during the three months ended January 31, 2012 compared to the three month ended January 31, 2011.  This was due to the volume of sales dropping because of decreased supplies of raw coal and fine coal resulting from the government mandated temporary slowdowns and idling of coal mines in the regions we operate.  The Chinese New Year holiday also negatively impacted this segment due to closures of one to two weeks during the end of Q3..

Coal washing revenue decreased by 58% during the three months ended January 31, 2012 compared to the three month ended January 31, 2011 because government mandated temporary slowdowns and idling of coal mines in the regions we operate led to decreased supply of raw coal to our washing facilities. The Chinese New Year holiday also negatively impacted this segment due to closures of one to two weeks during the end of Q3.

Coal Coking revenue decreased by 39% due to the government mandated temporary slowdowns and idling of coal mines in the county our coking facility operates, which resulted in limited supply of fine coal to our coking facility.  The Chinese New Year holiday also negatively impacted this segment due to closures of one to two weeks during the end of Q3.

Gross Profit

Our gross profit percentage in this quarter decreased to 29% from 32% of the same quarter last fiscal year mainly as a result of the government-mandated temporary coal-mine slowdowns and idling that have significantly reduced our revenue from the coal mining segment, which has historically been the Company’s most profitable business segment.  The corresponding change in product/segment mix and the relatively stagnant fixed costs accordingly have reduced the gross profit of the current period.

Selling general & administrative

Total selling, general, and administrative expense were increased from 7% to 11% during the three months ended January 31, 2012 compare to the same period in 2011. This result is mostly due to the continuing investment on expanding the operation capacity of DaPing Coal Mine and Ping Yi Mine during the idling and slowdown periods.

Provision for income taxes

Three Months Ended January 31,			Nine Months Ended January 31,
	2012	2011	2012	2011
Net income before income taxes	$5,515,136	$16,669,316	$15,228,053	$45,919,884
Provision for income taxes	618,140	2,147,548	1,992,474	6,337,053
Effective tax rate	11.21%	12.88%	13.08%	13.80%

Our provision for income taxes decreased from the three months ended January 31, 2011 to the three months ended January 31, 2012, primarily as a result of decreased in net income.

Our effective tax rate remains at around 13% relative to net income before income taxes during the nine months ended January 31, 2012 compared to the same period in 2011.

Net Income Attributable to Common Stockholders

The following table presents net income attributable to common stockholders:

	Three Months Ended January 31,		Increase (Decrease) to Income
	2012	2011	$	%
Net income from continued operations (before non-controlling int.)	$4,896,996	14,521,768	(9,624,772)	-66.28%
Less: Net income attributable to non-controlling interests	1,037,525	1,937,138	(899,613)	-46.44%
Net income attributable to Common shareholders	$3,859,471	12,584,630	(8,725,159)	-69.33%

	Nine Months Ended January 31,		Increase (Decrease) to Income
	2012	2011	$	%
Net income from continued operations (before non-controlling int.)	$13,235,579	39,582,831	(26,347,252)	-66.56%
Less: Net income attributable to non-controlling interests	3,200,280	4,998,828	(1,798,548)	-35.98%
Net income attributable to Common shareholders	$10,035,299	34,584,003	(24,548,704)	-70.98%

The decrease of our net income from continued operations before non-controlling interests was due to government-mandated temporary coal-mine slowdowns and idling, Regarding the net income attributable to non-controlling interests, we acquired DaPing coal mine on April, 2011 and obtained 60% of its ownership, and this acquisition has diluted our percentage of the total net income attributable to common shareholders.  During the three months ended January 31, DaPing coal mine had accounted for  25% of our net income from continued operations before non-controlling interests, which increased the percentage of net income attributable to non-controlling interests to net income from continued operations before non-controlling interest and led to a lower net income attributable to common shareholders.

Liquidity and Capital Resources

The following factors affected the Company’s liquidity and capital resources:

Net cash provided by operating activities was $18,960,237 for the nine months ended January 31, 2012.  For the nine months ended January 31, 2011, net cash flow provided by operating activities was $35,791,706.  The decrease in cash inflow during the current quarter is due to decrease in net income that mainly due to temporary slowdown of our mines in Guizhou and Yunnan Province. Raw coal production in Yunnan Province slowdown was influenced by the Sizhuang accident in November of 2011 and therefore raw coal production slowed down as consequence. The shortage of raw coal supply forces our washing facilities to slow down the production, as well as the coking factory. Furthermore, during this quarter, due to the Chinese New Year we temporarily paused our operation for a week according to the government’s holiday policy, which also affected our business.

Net cash used in investing activities was $19,105,847 during the nine months ended January 31, 2012, compared to $44,576,725 used in investing activities during the same period in 2011. The decrease in cash outflow is due to decrease of cash used for construction-in-progress and property and equipment purchase.

Net cash provided by financing activities was $2,096,743 during the nine months ended January 31, 2012, compared to $5,348,982 was used during the same period in 2011.  The decrease of cash inflow was caused by no warrants converting to common stock during this period compared to the proceeds from the conversion of $4.7 million in the same period of last year.

We will need to raise additional capital to expand our operations, both to fund additional investments in capital equipment and technology to increase production and improve safety at our existing facilities and to acquire additional profit making operations.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

As of January 31, 2012, we were contractually obligated to inject capital per our purchase agreements as follows:

	Total	Less than 1 year	1-2 years	3-5 years	After 5 years
DaPuAn & SuTsong Mines	$5,027,746	$-	$-	$5,027,746	$-
L&L Yunnan Tianneng Industry	4,000,000	-	4,000,000	-	-
DaPing Coal Mine	15,321,963	15,321,963	-	-	-
Tai Fung	1,455,120	-	1,455,120	-	-
Total	$25,804,829	$15,321,963	$5,455,120	$5,027,746	$-

* See note 22 Commitments and Contingencies sub-heading acquisition of Weishe Mine.

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

Our critical accounting policies are discussed in “Management's  Discussion and Analysis or Plan of Operation” in our Annual Report on Form 10-K for the year ended April 30, 2011 and Quarterly Reports on Form 10-Q for the quarter ended July 31 and October 31. Those critical accounting policies remained unchanged at January 31, 2012.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of January 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company, with the assistance of our independent internal controls consultant, has for some time now  proceeded to make specific changes to address the deficiencies of our internal controls. The company has continued  to improve its  internal controls that have materially affected  our controls  including those  internal controls over financial reporting  as follows:

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

Since April 30, 2011, the Company has also completed the necessary improvements to our internal controls with the assistance of independent internal controls consulting firm and from comments received from our auditors while in the performance of their annual audit and reviews of our quarterly filings. Further, our internal control consultants conducted extensive internal controls testing in the following areas: equity grants and stock administration, financial reporting (including impairment testing, period end reconciliation, and financial reporting), IT general and application controls (security and access, capturing and processing information, end user computing, data backup and restoration), and each internal control tested effective.  Also the company employs a team of in-house internal control audit personnel. The Company believes that all deficiencies will be fully remediated by the reporting period of April 30, 2012.

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

On August 26, 2011, a federal securities law class action complaint was filed against the Company, certain officers and directors (i.e., Dickson V. Lee and Ian G. Robinson) and a former officer (i.e., Jung Mei (Rosemary) Wang) in the United States District Court, Western District of Washington at Seattle on behalf of a class consisting of all persons who purchased the common stock of the Company during the period August 13, 2009 through August 2, 2011, inclusive, and who were damaged thereby (the “Securities Class Action”).  It alleges that the Company filed false and misleading reports with the SEC from August 13, 2009 to August 2, 2011, primarily based upon an amendment the Company filed to its 2010 Annual Report on Form 10-K on July 28, 2010 and a report published by the Glaucus Research Group on August 2, 2011.   On December 15, 2011, the court appointed Gregg Irvin as lead plaintiff, and he filed an amended complaint and second amended complaint on February 8 and March 2, 2012, respectively, naming four other current and former directors as defendants (i.e., Shirley Kiang, Robert Lee, Dennis Bracy and Robert Okun).

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

We have notified our insurance carrier of the Securities Class Action and the Derivative Suits, have retained outside legal counsels, and intend to defend these lawsuits vigorously.

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

The recoverable coal reserves in mines decline as coal is extracted from them. In addition, the coal related business in China is heavily regulated by the PRC government, which, among other things, imposes limits on the amount of coal that may be extracted. As a result, our ability to significantly increase our production capacity at existing mines is limited, and our ability to increase our coal production will depend on acquiring new mines. Our existing mines are the DaPuAn, SuTsong, Ping Yi, and Da Ping coal mines.

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

We operate coal mines and related facilities that may be affected by water, gas, fire or structural problems and earthquakes. As a result, we, like other companies operating coal mines, have experienced accidents that have caused property damage and personal injuries. Although we continuously reviews our existing operational standards, including insurance coverage and have implemented safety measures, fire training at our mining operations and provided on-the-job training for our employees and workers, there can be no assurance that industry-related accidents, earthquakes or other disasters will not occur in the future. The insurance industry in China is still in its development stage, and Chinese insurance companies offer only limited business insurance products. We currently only have work-related injury insurance for our employees at the DaPuAn, SuTsong, Ping Yi, and Da Ping mines and limited accident insurance for staff and miners working in China. Any uninsured losses and liabilities incurred by us could have a material adverse effect on our financial condition and results of operations.

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

Effective July 21, 2005, The People’s Bank of China announced that the Renminbi (RMB) exchange rate regime changed from a fixed rate of exchange based upon the U.S. dollar to a managed floating exchange rate regime based upon market supply and demand of a basket of currencies. On July 26, 2005, the exchange rate against the Renminbi was adjusted to 8.11 Renminbi per U.S. dollar from 8.28 Renminbi per U.S. dollar, which represents an adjustment of approximately two percent. As of January 31, 2012, the Renminbi appreciated to approximately RMB 6.31 per U.S. Dollar. It is expected that the revaluation of the Renminbi and the exchange rate of the Renminbi may continue to change in the future. Fluctuations in the exchange rate between the RMB and the United States dollar could adversely affect our operating results. Results of our business operations are translated at average exchange rates into United States Dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. We do not use hedging techniques to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock prices.

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

Item 1B. Unresolved Staff Comments

The Company has outstanding unresolved comments from the SEC from a letter it received on January 12, 2012 relating to its Registration Statement on Form S-1 filed with the SEC on December 8, 2011, its Form 10-Q for the fiscal quarter ended October 31, 2011.

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

During the period between November 1, 2011 and January 31, 2012, the Company issued a total of10,000 shares of its common stock to accredited investors outside of the U.S. pursuant to Regulation S of the Securities Act of 1933, Rule 506 of Regulation D, and/or Section 4(2) of the Securities Act of 1933 for an aggregate of $25,000.  The first issuance occurred on August 4, 2011.  The proceeds were used primarily for general business purposes in the U.S.

Transaction Date	Invest amount	# of Shares
12/12/2011	$ 25,000	10,000

During the period between November 1, 2011 and January 31, 2012, the Company issued a total of 100,000 shares of its common stock to an accredited investor in the U.S. pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 for an aggregate of $200,000.  The proceeds were used primarily for general business purposes in the U.S.

Transaction Date	Invest amount	# of Shares
1/10/2012	$ 200,000	100,000

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

L & L ENERGY, INC.

Date: March 12, 2012	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: March 12, 2012	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: March 12, 2012	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended January 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: March 12, 2012	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended January 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ian G. Robinson, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: March 12, 2012	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO