Form 10-K
period 2012-04-30
L & L ENERGY, INC.
filed 2012-07-31
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended April 30, 2012

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

Large accelerated filer [   ]     Accelerated filer [X]    Non-accelerated filer [   ]     Smaller reporting company [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ] No [X]

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last day of the registrants most recently completed second fiscal quarter was: $671,953,692.

As of July 31, 2012 there was 37,244,073 shares of common stock outstanding.

                                                          DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2012 Annual Meeting of Stockholders.

L & L ENERGY, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2012

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

PART I

Item 1. Business

Overview

L & L Energy, Inc. (the “Company”, “L&L”, and generally referred to as “we”) was founded in 1995 and is engaged in coal operations in Yunnan and Guizhou provinces in southern part of the People’s Republic of China (“China” or “PRC”).  Currently we have four coal mines, two coal washing plants, one coking facility, and three coal wholesale and distribution networks. Our China headquarters are in Kunming City, the capital of Yunnan province. We have several marketing offices throughout China and our corporate headquarters are located in Seattle, Washington.

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

In March 2008, we changed our name to “L & L International Holdings, Inc.”

 Effective May 1, 2008, we acquired a 60% equity interest in the DaPuAn mine and the SuTsong mine both in Yunnan Province.

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

 In December 2009, L & L Energy, Inc., a Nevada corporation, merged into L & L International Holdings, Inc. and L & L International Holdings, Inc., the surviving entity after the merger, changed its name to “L & L Energy, Inc.”

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

In March of 2011, we acquired a majority controlling interest of the DaPing coal mine in Guizhou Province, China.  We agreed to pay approximately USD $18 million to the original owner of the mine over a period of time in exchange for management control and 60% equity interests.

 In March 2011, we established a coal wholesale and distributor corporation in China “Yunnan L&L Tai Fung Coal Co., Ltd” (“Tai Fung”) and own a 98% equity interest in Tai Fung. We also transferred Hong Xing from TNI to Tai Fung.

In August 2011, we established another subsidiary in Guizhou, Guizhou LiWei Coal Co. Ltd., (“Guizhou LiWei”) to further enhance communication between L&L and the local mines in Guizhou Province. Under the permitted conditions, Guizhou LiWei is to expand the local operation and improve the competence of production and management.

In November 2011, we established a coal wholesale and distributor corporation in China (DaXing L & L Coal Co., Ltd.) and own a 100% equity interest in DaXing. DaXing L & L Coal Company is the third coal wholesale operation under L & L and the Company’s first in the Guizhou Province.

In February 2012, we acquired a 51% controlling interest in Weishe coal mine in Guizhou Province, China. Weishe was developed by Union Energy, which owns two other mines in Guizhou Province.

         In April 2012, we reached an agreement to sell Ping Yi mine to its original owner, Mr. Bao Guo Zhang, for $ 31,200,000 USD, treated in part as a prepayment by the Company for future Ping Yi coal purchased by the Company and in part as a prepayment by the Company for future use of the Ping Yi’s coal washing facility.

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

(2)     Formation to be completed.

Our Coal Operations

 Coal Mine OperationsWe have the exclusive right to extract coal from four mines located in Yunnan and Guizhou provinces of China: the DaPuAn mine and the SuTsong mine in Yunnan Province, and, the WeiShe mine, and the DaPing mine in Guizhou Province.

	DaPuAn	SuTsong	WeiShe	DaPing	Total
	Coal Mine	Coal Mine	Coal Mine	Coal Mine
Total In-Place Reserve (in thousand tons) (1)	7,810	2,136	20,000	14,750	44,696
Mining recovery rate (%)	83%	80%	85%	80%	N/A
Coal preparation plant recovery rate (%) (2)	77	N/A	N/A	N/A	N/A
Type of Coal: Metallurgical (“Met”) or Thermal (“Therm”)	Met/Therm	Met/Therm	Met/Therm	Met/Therm	N/A
Owned/leased (3)	Leased	Leased	Leased	Leased	N/A
Assigned/unassigned	Assigned	Assigned	Assigned	Assigned	N/A

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

(2)     Coal preparation plant recovery rate refers to the percentage of clean coal extracted/ recovered from raw coal after the washing process at the coal washing facilities owned/controlled by the Company.  Currently only the DaPuAn Mine has washing facilities on-site.

(3)     In China, all mines are owned by the Chinese government. See expanded disclosure below for all our mines.

DaPuAn Coal Mine

DaPuAn Coal Mine is located in Bai Zi Chong, DaPuAn Village, Xiongbi Town, Shizong County, Yunnan Province, China. It is an underground coal mine and is accessible by public roads. The map below shows the location of DaPuAn Coal Min.

Before our acquisition of a majority controlling interest in the DaPuAn mine, the mine was separately operated by SeZone County DaPuAn Coal Mine pursuant to resource mining permits effective from 2009 through 2015. On May 1, 2008, we acquired majority controlling ownership interest in the resource mining permits and the mining rights to the DaPuAn mine and assumed mining operations.

It is a general national policy that the Chinese Government owns such resources as coal and other minerals. Accordingly, the amount of coal that we can extract from the mine is based on a mining right issued by the Yunnan Province Municipal Bureau of Land and Resource. The mining right is issued pursuant to a reserves appraisal report submitted by government authorized mining engineers, and the mining right is issued upon approval of such appraisal report by the Qujing Municipal Bureau of Land and Resource in Yunnan, China. The amount of coal that can be extracted under the mining right represents the coal tonnage that the Chinese government (the Yunnan Province Municipal Bureau of Land and Resource) has authorized the Company to extract in compliance with the applicable laws and regulations in China.

Under current mining rights for the DaPuAn Mine, we are permitted to extract coal from DaPuAn mine. Mining rights are generally granted for terms of 50 years. These rights, originally for a 50 year term, have approximately 39 years remaining. Under our current production rate at DaPuAn, useful life of the mine is approximately 28 years. The coal selling price in Yunnan province is determined on a per ton basis, and is subject to change based on the prevailing market price as influenced by the State Bureau of Coal Industry of Yunnan. The original owner paid the one-time extraction license fee when it acquired the original mining rights to the mine prior to our acquisition of the DaPuAn Mine. We pay the required government taxes for the coal we extract from the DaPuAn Mine.

A resource mining permit issued by the Yunnan Province Municipal Bureau of Land and Resource specifies the acreage of production of the DaPuAn Mine’s mining area and the mine’s designated annual production capacity. The resource mining permit for the DaPuAn mine estimates that the acreage of production is 0.7072 square kilometers and the scale of production 150,000 tons per year based on current mine operating conditions, and we are in the process of expanding the mine’s capacity to 300,000 tons per year. The Qujing Municipal Land and Mining Right Appraisal Firm report dated June 30, 2008 estimates the total In-Place Reserve for the DaPuAn Mine was 7.81 million tons.

       Coal extracted from DaPuAn coal mine is for industrial use and is extracted from DaPuAn mine using traditional mining methods.

All raw coal extracted from DaPuAn mine is loaded and transported by a chain conveyor into crates which are carried out to the surface by an electrical winch. Each crate carries approximately 0.75 metric tons. Air compressors are provided for underground air tool use. Electrical power is supplied internally from the Company’s own power stations through state-owned power lines, and supplied to the underground work site through a double-circuit cable designed to mitigate and circumvent potential power supply disruptions.

 Normal water inflow into the mine is controlled by a system of ditches, sumps, pumps and drainpipes installed throughout the mine tunnels. The mine’s ventilation system includes exhaust fans on the surface of the main incline. Auxiliary fans are used as needed. The present fans are capable satisfying ventilation requirements of the mining operation.

    The extracted coal is transported by truck to a warehouse located approximately 300 meters from the mine site, processed at our coal-washing facility and sorted. Out of the coal produced at the DaPuAn Mine, typically a portion is sold to customers as raw coal, a portion is sold after the washing process as washed fine coal, and a portion that meets certain specific chemical requirements is sold as coking coal. Coking coal is sent to a coking plant to further process it into high valued coke. Coke is a critical material for making of steel.

         The DaPuAn Mine’s annual production volumes for the years ended April 30, 2008 through April 30, 2012 are as follows:

Fiscal Year Ended April 30,	Annual Production (Tons)
2008	N/A
2009	121,159
2010	255,994
2011	245,545
2012	129,505

Starting with the end of the fourth quarter of FY2011, we experienced normal seasonal decreases in coal prices from the warming spring weather and what appeared to be temporary government-mandated idling of DaPuAn due to nearby fatal accidents in non-LLEN mines, these lead to a decrease in our operation result in 2012.

The Company did not acquire interests in DaPuAn mine until May 1, 2008.  Because the original owner(s) of the mine did not retain annual production information for the mine in respect of 2008, we are unable to accurately provide the corresponding annul production numbers.

SuTsong Coal Mine

SuTsong Coal Mine is located in A’ang Town, Luoping County, Yunnan Province, China. The SuTsong coal mine is an underground coal mine and is accessible by public roads. The map below shows the location of SuTsong Coal Mine.

Before our acquisition of majority controlling interest of the SuTsong mine, the mine was separately operated by LoPing County SuTsong Coal Mine pursuant to resource mining permits effective from 2009 through 2015. In May 2008, we acquired majority controlling ownership interest in the resource mining permits and the mining rights to the SuTsong mine and assumed mining operations.

 It is a general policy that the government owns such resources as coal and other minerals. Accordingly, the amount of coal that we can extract from the mine is based on a mining right issued by the Yunnan Province Municipal Bureau of Land and Resource. The mining right is issued pursuant to a reserves appraisal report submitted by government authorized mining engineers, and the mining right is issued upon approval of such appraisal report by the Qujing XiaGuang Geological Engineering Co. Ltd. in Yunnan, China. The amount of coal that can be extracted under the mining right represents the coal tonnage that the Chinese government (the Yunnan Province Municipal Bureau of Land and Resource) has authorized the Company to extract in compliance with the applicable laws and regulations in China.

Under current mining rights for the SuTsong Mine, we are permitted to extract coal from SuTsong mine. These rights, originally for a 50-year term, have approximately 39 years remaining. Under our current production rate at SuTsong, useful life of the mine is approximately 16 years. The coal selling price in Yunnan province is determined on a per ton basis, and is subject to change based on the prevailing market price which is influenced by the State Bureau of Coal Industry of Yunnan. The original owner paid the one-time extraction license fee when it acquired the original mining rights to the mine prior to our acquisition of the SuTsong Mine. We pay the required government taxes for the coal we extract from the SuTsong Mine.

A resource mining permit issued by the Yunnan Province Municipal Bureau of Land and Resource specifies the acreage of production of the SuTsong Mine’s mining area and the mine’s designated annual production capacity. The resource mining permit for the SuTsong Mine estimates that the mine’s acreage of production is 0.3918 square kilometers and the scale of production is 90,000 tons per year based on the current mining operations and we are in the process of expanding the mine’s capacity to 300,000 tons per year.  The Qujing XiaGuang Geological Engineering Co. Ltd. report dated July 2007 estimated the total In-Place Reserve for the SuTsong Mine was 2.136 million tons.

Coal extracted from SuTsong coal mine is for industrial use and is extracted from SuTsong mine using traditional mining methods..All raw coal extracted from SuTsong mine is loaded and transported by a chain conveyor into crates which are carried out to the surface by an electrical winch. Each crate carries approximately 0.75 metric tons.  Air compressors are provided for underground air tool use. Electrical power is supplied internally from the Company’s own power stations through state-owned power/utility lines, and supplied to the underground work site through a double-circuit cable designed to mitigate and circumvent potential power supply disruptions.

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

The SuTsong Mine’s annual production volumes for the years ended April 30, 2008 through April 30, 2012 are as follows:

Fiscal Year Ended April 30,	Annual Production (Tons)
2008	N/A
2009	83,852
2010	115,623
2011	122,081
2012	95,456

The Company did not acquire interests in SuTsong mine until May 1, 2008.  Because the original owner(s) of the mine did not retain annual production information for the mine with respect to, we are unable to accurately provide the corresponding annul production numbers.

Ping Yi Coal Mine

The Ping Yi Coal Mine is located in Yiche Village, Ping Guan Town, Liu Panshui City, Pan County, Guizhou Province, China. It is an underground coal mine and is accessible by public roads. The map below shows the location of Ping Yi Coal Mine.

Before our acquisition of Ping Yi mine, the mine was mainly operated by Mr. Bao Guo Zhang. In January 2010, we acquired majority controlling ownership interest in the resource mining permits and the mining rights to the Ping Yi mine and assumed mining operations. In April 2012, we sold our interest back to Mr. Bao and the other original owners.  Because Ping Yi’s results were included in the Company’s operating results for almost the entire FY 2012 fiscal year, the following description of Ping Yi is relevant to understanding the Company’s historical results of operation.

 It is a general policy that the government owns such resources as coal and other minerals. Accordingly, the amount of coal that the Company can extract from the mine is based on a mining right issued by the Guizhou Province Municipal Bureau of Land and Resource. The mining right is issued pursuant to a reserves appraisal report submitted by government authorized mining engineers, and the mining right is issued upon approval of such appraisal report by the Guizhou Province National Land Resources Survey and Planning Institute in Guizhou Province. The amount of coal that can be extracted under the mining right represents the coal tonnage that the Chinese government (the Guizhou Province Municipal Bureau of Land and Resource) has authorized the Company to extract in compliance with the applicable laws and regulations in China.

 Under current mining rights for the Ping Yi mine, we were permitted to extract coalfrom Ping Yi mine. These rights are normally about 50 years, which have approximately 39 years remaining. Under the current production rate at Ping Yi, useful life of the mine is approximately 11 years. Coal selling price in Guizhou province is determined on a per ton basis, and is subject to change based on the prevailing market price as influenced by the State Bureau of Coal Industry of Guizhou. The original owner paid the one-time extraction license fee when it acquired the original mining rights to the mine prior to our acquisition of the Ping Yi mine. We pay the required government taxes for the coal we extract from the Ping Yi mine.

A resource mining permit issued by the Guizhou Province Municipal Bureau of Land and Resource specifies the acreage of production of the Ping Yi mine’s mining area and the mine’s designated annual production capacity. The resource mining permit for the Ping Yi mine estimates that the mine’s acreage of production is 2.2694 square kilometers and the scale of production  is 150,000 tons per year based on current mine operating conditions, and we are in the process of expanding the mine’s capacity to 300,000 tons per year. The Guizhou Land Survey and Planning Institute report dated January 2008 estimates the total In-Place Reserve for the Ping Yi mine was 13.506 million tons.

 Coal extracted from Ping Yi coal mine is for industrial use and is extracted from Ping Yi mine using traditional mining methods.  All raw coal extracted from the Ping Yi mine is loaded and transported by a chain conveyor into crates which are carried out to the surface by an electrical winch. Each crate carries approximately 0.75 metric tons. Air compressors are provided for underground air tool use. Electrical power is supplied internally from the Company’s own power stations through state-owned power lines, and supplied to the underground work site through a double-circuit cable designed to mitigate and circumvent potential power supply disruptions.

  Normal water inflow into the mine is controlled by a system of ditches, sumps, pumps and drainpipes installed throughout the mine tunnels. The mine’s ventilation system includes exhaust fans on the surface of the main incline. Auxiliary fans are used as needed. The present fans are capable satisfying ventilation requirements of the mining operation.

The extracted coal is transported by truck to a warehouse located near the mine site, processed at our coal-washing plant and sorted. Out of the coal produced at the Ping Yi mine, typically a portion is sold to customers as raw coal, a portion is sold after the washing process as washed fine coal, and a majority of the coal is sold as coking coal. Coking coal is sent to a coking plant to further process it into high valued coke. Coke is a critical material for making of steel.

The Ping Yi mine’s approximate annual production volumes for the years ended April 30, 2008 through April 30, 2012 are as follows:

Fiscal Year Ended April 30,	Annual Production (Tons)
2008	N/A
2009	N/A
2010	127,419
2011	245,547
2012	32,473

The Company did not acquire interests in Ping Yi mine until November 1, 2009. Because the original owner(s) of the mine did not retain annual production information for the mine in respect of  2008 and 2009, we are unable to accurately provide the corresponding annul production numbers.

Da Ping Coal Mine

The Da Ping Coal Mine is located in Shinao Village, Ping Guan Town, Pan County, Liu Panshui City, Guizhou Province, China. It is an underground coal mine and is accessible by public roads. The map below shows the location of the DaPing Coal Mine.

Before our acquisition of majority controlling interest of the Da Ping mine, the mine was wholly owned and operated by Mr. Hobin. Effective March 15, 2011, we acquired 60% of the ownership interest in the Da Ping mine, including interest in the corresponding resource mining permits and the mining rights to the Da Ping mine, and assumed mining operations. Under the transfer agreement between the Company and Mr. Hobin effective March 15, 2011, the Da Ping mine and all related assets will be transferred to a newly formed Chinese corporate entity (“DaPing Co., Ltd.”), and 60% of the entity is owned by the Company and the remaining 40% owned by Mr. Hobin.

It is a general national policy that the Chinese government owns such resources as coal and other minerals. Accordingly, the amount of coal that the Company can extract from the mine is based on a mining right issued by the Guizhou Province Municipal Bureau of Land and Resource. The mining right is issued following a reserves appraisal report submitted by government authorized mining engineers, and the mining right is issued upon approval of such appraisal report by the Guizhou Province National Land Resources Survey and Planning Institute in Guizhou Province. The amount of coal that can be extracted under the mining right represents the coal tonnage that the Chinese government (the Guizhou Province Municipal Bureau of Land and Resource) has authorized the Company to extract in compliance with the applicable laws and regulations in China.

 Under current mining rights for the Da Ping mine, we are permitted to extract coal from Da Ping mine. These rights normally continue for a period of approximately 50 years, which have approximately 39 years remaining. Under our current production rate at Da Ping, useful life of the mine is approximately 28 years, with approval of a new license.  Coal selling price in Guizhou province is determined on a per ton basis, and is subject to change based on the prevailing market price as influenced by the State Bureau of Coal Industry of Guizhou. The original owner paid the one-time extraction license fee when it acquired the original mining rights to the mine prior to our acquisition of the Da Ping mine. We pay the required government taxes for the coal we extract from the Da Ping mine.

A resource mining permit issued by the Guizhou Province Municipal Bureau of Land and Resource specifies the acreage of production of the Da Ping mine’s mining area and the mine’s designated annual production capacity. The resource mining permit for the Da Ping mine estimates that the mine’s acreage of production is 0.7768 square kilometers and the scale of production  is 150,000 tons per year based on current mine operating conditions and we are  in the process of expanding the mine’s capacity to 300,000 tons per year. The Guizhou Land Survey & Plan Institute report estimates the total In-Place Reserve for the Da Ping mine was 14.75 million tons.

Coal extracted from Da Ping coal mine is for industrial use and is extracted using traditional mining methods. All raw coal extracted from Da Ping mine is loaded and transported by a conveyer belt delivery system and carried up to the surface.  Air compressors are provided for underground air tool use. Electrical power is supplied internally from the Company’s own power stations through state-owned power/utility lines, and supplied to the underground work site through a double-circuit cable designed to mitigate and circumvent potential power supply disruptions. Normal water inflow into the mine is controlled by a system of ditches, sumps, pumps and drainpipes installed throughout the mine tunnels. The mine’s ventilation system includes an exhaust fan on the surface of the main incline. Auxiliary fans are used as needed. The present mine fan is capable of satisfying ventilation demands of the mining operation.

The extracted coal is shipped via trucks to a warehouses located near the mine site, processed at our coal-washing facility for washing and sorting. Samples are taken prior to and after the coal-washing process, to analyze and determine coking readiness which is based primarily on coal moisture, ash content, sulfur percentage, and volatile contents. Out of the coal produced at the Da Ping Mine, typically a portion is sold to customers as raw coal, a portion sold after the washing process as washed fine coal, and a portion that meets certain specific chemical requirements is sold as coking coal. Coking coal is sent to a coking plant to further process it into high valued coke.  Coke is a critical material for making steel.

Based upon a review by an engineer engaged by us, his report on the DaPing mine concluded that it has a complicated geological structure which makes the extraction of coal more difficult. And initially, the mince experienced a shortage of workers due to seasonal availability, which hampered the full production at the mine. However, we have been able to improve our recruitment of mine workers which has contributed in increased production at the mine.

The Da Ping mine’s approximate annual production volumes for the years ended April 30, 2008 through April 30, 2012 is as follows:

Fiscal Year Ended April 30,	Annual Production (Tons)
2008	N/A
2009	N/A
2010	N/A
2011	N/A
2012	66,259

The Company did not acquire interests in Da Ping mine until March 15, 2011.  Because the original owner(s) of the mine did not retain annual production information, we are unable to accurately provide the corresponding annul production numbers.

WeiShe Coal Mine

The WeiShe Coal Mine is located in WeiShe FangYuTang Village, HeZhang County, Bijie Area, Guizhou Province, China. It is an underground coal mine and is accessible by public roads. The map above shows the location of the Weishe Coal Mine.

Prior to our acquisition of majority controlling interest of the Weishe mine, the mine was wholly owned and operated by Union Energy. Effective February 3, 2012, we acquired 51% controlling interest in the Weishe mine (including 51% interest in the corresponding resource mining permits and the mining rights to the WeiShe mine) and assumed mining operations.

The WeiShe mine, including the mine site and the underlying coal and other minerals, is owned by the Chinese government as a general national policy that the government owns such resources. Accordingly, the amount of coal that the Company can extract from the mine is based on a mining right issued by the Guizhou Province Municipal Bureau of Land and Resource. The mining right is issued pursuant to a reserves appraisal report submitted by government authorized mining engineers, and the mining right is issued upon approval of such appraisal report by the Guizhou Province National Land Resources Survey and Planning Institute in Guizhou Province. The amount of coal that can be extracted under the mining right represents the coal tonnage that the Chinese government (the Guizhou Province Municipal Bureau of Land and Resource) has authorized the Company to extract in compliance with the applicable laws and regulations in China.

 Under current mining rights for the WeiShe mine, we are permitted to extract coal from Da Ping mine. These rights for the WeiShe mine has approximately 5 years remaining, but it can be extended later on . Under our current production rate at WeiShe, useful life of the mine is approximately 17 years, with approval of a new license.  Coal selling price in Guizhou province is determined on a per ton basis, and is subject to change based on the prevailing market price as influenced by the State Bureau of Coal Industry of Guizhou. The original owner paid the one-time extraction license fee when it acquired the original mining rights to the mine prior to our acquisition of the WeiShe mine. We pay the required government taxes for the coal we extract from the WeiShe mine.

 A resource mining permit issued by the Guizhou Province Municipal Bureau of Land and Resource specifies the coordinates of the Weishe mine’s mining area and the mine’s designated annual production capacity. The resource mining permit for the Weishe mine estimates that the mine’s acreage of production is 1.8772 square kilometers and the scale of production is 150,000 tons per year based on current mine operating conditions and we are in the process of expanding the mine’s capacity to 300,000 tons per year. The Guizhou Land Survey & Planning Institute report October 2007 estimates the total In-Place Reserve for the Weishe mine was 20 million tons.

Coal extracted from Weishe coal mine is for industrial use and is extracted using traditional mining methods.  All raw coal extracted from Weishe mine is loaded and transported by a conveyer belt delivery system and carried up to the surface.  Air compressors are provided for underground air tool use. Electrical power is supplied internally from the Company’s own power stations through state-owned power/utility lines, and supplied to the underground work site through a double-circuit cable designed to mitigate and circumvent potential power supply disruptions.   Normal water inflow into the mine is controlled by a system of ditches, sumps, pumps and drainpipes installed throughout the mine tunnels. The mine’s ventilation system includes an exhaust fan on the surface of the main incline. Auxiliary fans are used as needed. The present mine fan is capable of satisfying ventilation demands of the mining operation.

The extracted coal is shipped via trucks to a warehouses located near the mine site, processed at our coal-washing facility for washing and sorting. Samples are taken prior to and after the coal-washing process, to analyze and determine coking readiness which is based primarily on coal moisture, ash content, sulfur percentage, and volatile contents. Out of the coal produced at the Weishe mine, typically a portion is sold to customers as raw coal, a portion sold after the washing process as washed fine coal, and a portion that meets certain specific chemical requirements is sold as coking coal.  Coking coal is sent to a coking plant to further process it into high valued coke.  Coke is a critical material for making steel.

The WeiShe mine’s approximate annual production volumes for the year ended April 30, 2012 is:

Fiscal Year Ended April 30,	Annual Production (Tons)
2012	12,240

The Company did not acquire interests in WeiShe mine until February 3, 2012.  Because Union Energy purchased the WeiShe mine from the original owner(s) and subsequently redeveloped the mine, there is was no production during the redevelopment. Also, the original mine owners did not retain annual production information and therefore we are unable to accurately provide the corresponding annual production numbers.

TianRi Mine

TianRi Mine has an estimated reserve of 53 million tons of coal, but as of July 2011, the Company has not developed the mine because it believes that, under the current coal market condition in Yunnan and Guizhou provinces, it is more cost effective to focus on acquiring existing mines with full production capability than developing a new mine, such as the TianRi mine. In addition of taking advantage of the current government-mandated coal consolidation policy in Guizhou, we are also reviewing various alternatives and options in respect of the mine.

Additional Coal Mining Opportunities

As a part of its growth strategy, the Company from time to time acquires additional coal mines to increase its mining capacity. Recently, the Company has entered into some Memorandums of Understanding in respect of potential acquisition of additional coal mines in Guizhou province.

Coal Wholesale Operations

In addition to coal mining, we also engage in coal wholesale and distribution through three subsidiaries: Kunming Biaoyu Industrial Boiler Co., Ltd. (“KMC”), Yunnan L&L Tai Fung (“Tai Fung”) in Yunnan Province and DaXing L & L Coal Co., Ltd. (“DaXing”) in Guizhou Province.  Depending on market conditions, our coal wholesale operations may broker coal from small independent mine operators in its surrounding areas who may lack the means to transport coal from their mine sites or are otherwise unable to sell their coal due the size of their operations. KMC has two large coal storage facilities for its consolidation and wholesale operations with railroad loading access. Tai Fung was formed in March 2011 and began operations in May 2011.  DaXing was formed in November 2011 and in April 2012, secured coal storage and rail loading space in ShinPingBa in Guizhou Province.

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

We own two washing facilities with an aggregate annual coal-washing capacity of approximately 600,000 tons. The facility at Hong Xing washes coal mainly for third parties (i.e., non-affiliates to the Company.)  The facility at the DaPuAn Coal mine only washes coal from the DaPuAn mine.

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

We plan to use a substantial portion of the metallurgic coke-quality coal extracted from the DaPuAn and the SuTsong for coke production. If the amount of coal supplied by these mines is not sufficient for our full coke production capacity, however, then we will also purchase suitable coal from third parties to meet the needs of our coking plant.

Customers

All our customers are located in the Yunnan and Guizhou provinces of China and are primarily in the steel industry (for metallurgical coke, which is one of the two critical materials for steel making) and the electrical/utility industry (where heating coal is used to produce steams for electricity generation). In addition, there are cement factories that purchase our coal for cement making. For the fiscal year ended April 30, 2012, 2011 and 2010, we had three significant customers that represented approximately 33%, 13% and 57% of our total coal sales, respectively. They also represented approximately 34%, 25% and 56% of accounts receivable. We sold $28 million and $25 million to these two major customers in fiscal year of 2012, respectively.

Distribution

During the year ended April 30, 2012, 2011 and 2010, we sold approximately 92%, 87% and 62% of our coal through direct sales and approximately 8%, 13% and 38% through third-party wholesalers. The amount sold through third-party wholesalers decreased significantly in the year ended April 30, 2012 compare to the previous two years.  And all such sales were made in the ordinary course of business.

Our direct sales force consists of approximately 100 full and part time employees who market directly to our customers, who are mostly end users of coal with long-term sales agreements. While individual spot sales might be made to a customer if we have adequate capacity at the time, most of our sales are pursuant to agreements which are signed for two- to four-year terms, with monthly adjustments on pricing. Our customers are primarily located in the Yunnan and Guizhou Provinces, and are accessible by rail lines, which is the most cost effective method for coal transport and which represents the primary means of transporting coal products to our customers.

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

Suppliers

The primary materials used in our coal mining and processing operations are: (i) steel and logs to support underground tunnels for the mining operations; (ii) cement for the construction of underground tunnels; and (iii) water used in our coal washing and coking production process. We procure logs, steel and cement principally from local suppliers often on annual contracts. Water is procured primarily from our own water drilling. The ultimate price of materials is set at market rates or determined through negotiation. We believe that we have well-established, cooperative relationships with our suppliers, enabling us to secure reliable supplies of the materials required in our production process. We believe that a number of alternative suppliers exist for the key materials required for our coal operations, and there is no shortage of supplier to choose from.  For the year ended April 30, 2012 and 2011, we had two major suppliers provided over 10% (approximately $20.6 and $12.9 million, respectively) of our total purchases, respectively. There was no significant supplier during the fiscal year of 2010. The corresponding accounts payable both have been paid in full for the year ended April 30, 2012 and 2011.  We purchased $10.7 million and $10 million from these two suppliers in fiscal year of 2012, respectively.

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

In line with the implementation/spirit of the Plan, the Guizhou province of China (in which the Company operates two of its four coal mines) on April 15, 2011 issued a provincial-level notice/order (the “Guizhou Consolidation Policy”) that set forth the following key points, among others—by the end of year 2013: (i) the total number of coal-mine related business enterprises in the Guizhou province (“Guizhou Coal Enterprise”) shall be limited to no more than 200; (ii) each Guizhou Coal Enterprise in Gui Yang City of Guizhou province shall reach at least the capacity to produce One Million (1,000,000) tons of coal per year; (iii) each Guizhou Coal Enterprise in Liu Pan Shu City of Guizhou province shall reach at least the capacity to produce Two Million (2,000,000) tons of coal per year; (iv) for certain coal mines, the mechanization level for coal-mine development and coal-mine winning shall reach respectively to 80% and 85% by the end of 2015.

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

Employees

We currently have approximately 1330 employees, of which approximately 760 are mine workers, approximately 190 are coking plant workers, approximately 140 are washing plant workers and approximately 240 are employed in administration or executive capacity. Our mining and coking operations run two or three shifts per day with each shift equivalent to eight hours.  We have written contracts with all of our employees in China as required by the employment law of China. We believe we have good relationship with our employees.

Intellectual Property and Licenses

We currently have no material patents, trademarks, in-bound licenses, franchises or concessions other than the various required coal operating licenses issued by the Chinese government to operate coal mines, coal wholesaling, coal washing and coal coking operations as described above.

Research and Development

In fiscal years ended April 30, 2012, 2011 and 2010, we did not incur any material expenditure on research and development activities.

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

Item 1A. Risk Factors

The reader should carefully consider the risks described below together with all of the other information included in this prospectus. The statements contained in or incorporated into this prospectus that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and an investor in our securities may lose all or part of their investment.

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

The recoverable coal reserves in mines decline as coal is extracted from them. In addition, the coal related business in China is heavily regulated by the PRC government, which, among other things, imposes limits on the amount of coal that may be extracted. As a result, our ability to significantly increase our production capacity at existing mines is limited, and our ability to increase our coal production will depend on acquiring new mines. Our existing mines are the DaPuAn, SuTsong, WeiShe and Da Ping coal mines.

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

Our business operations and financial results may be adversely affected by present or future environmental regulations, coal industry standards and safety requirements, including recent mine idling, slowdowns, and shut downs.

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

We operate coal mines and related facilities that may be affected by water, gas, fire or structural problems and earthquakes. As a result, we, like other companies operating coal mines, have experienced accidents that have caused property damage and personal injuries. Although we continuously reviews our existing operational standards, including insurance coverage and have implemented safety measures, fire training at our mining operations and provided on-the-job training for our employees and workers, there can be no assurance that industry-related accidents, earthquakes or other disasters will not occur in the future. The insurance industry in China is still in its development stage, and Chinese insurance companies offer only limited business insurance products. We currently only have work-related injury insurance for our employees at the DaPuAn, SuTsong, WeiShe and Da Ping mines and limited accident insurance for staff and miners working in China. Any uninsured losses and liabilities incurred by us could have a material adverse effect on our financial condition and results of operations.

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

We have not maintained sufficient documentation of our internal control over financial reporting for the years ended April 30, 2010, 2011 and 2012, and have identified material weaknesses in our system of internal controls relating to the same.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its Annual Report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2010, 2010 and 2012 concluded that we did not maintain effective controls over the process of ensuring timely preparation of our financial reporting as of and for the fiscal years ended April 30, 2010 and 2011. In addition, our auditor, Kabani & Co. Inc., identified material weaknesses in our system of internal controls relating to the same. During the last two fiscal years, we have taken several steps to improve our internal control procedures, including adding additional internal and external resources. Until we are able to ensure the effectiveness of our internal controls, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in a timely and reliable manner. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act. We also expect these developments will make it more difficult and more expensive for us to attract and retain additional members to the board of directors (both independent and non-independent), and additional executives.

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

Item 1B. Unresolved Staff Comments.

None – only applies to comments on 10-K and 10-Q.

Item 2. Properties.

         Our U.S. headquarters are located in Seattle, Washington, consisting of approximately 7,508 square feet under a least that expires in July 2012. Our China headquarters are located in an office property that we own in Kunming City, China, consisting of approximately 8,600 square feet.  We also lease or own additional office spaces throughout China, in Guiyang City, Shenzhen City, Guangzhou City, Beijing, and in Taipaei, Taiwan, which mainly accommodate our sales and marketing personnel.

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

Quarter Ended	High	Low
April 30, 2012	$ 3.25	$ 2.15
January 31, 2011	3,24	2.35
October 31, 2011	5.27	2.18
July 31, 2011	7.64	4.29
April 30, 2011	8.83	4.86
January 31, 2011	13.13	7.51
October 31, 2010	11.36	7.05
July 31, 2010	11.35	8.10
April 30, 2010	14.29	5.93
January 31, 2010	7.75	4.49
October 31, 2009	6.25	3.02
July 31, 2009	3.50	1.68

As of Fiscal year ended April 30, 2012, there were approximately 10,000 shareholders

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

Item 6. Selected Financial Data.

	Years Ended April 30,
	2012	2011	2010	2009	2008
Statements of Operations Data:
Revenues	$143,557,915	$166,208,946	$88,462,984	$40,938,128	$23,381,508
Cost of Revenues	103,721,842	120,156,182	48,452,314	17,946,206	21,994,429
Gross Profit	39,836,073	46,052,764	40,010,670	22,991,922	1,387,079
Total Operating Expenses	17,010,981	18,117,708	9,245,211	3,996,795	887,464
Income from Operations	22,825,092	27,935,056	30,765,459	18,995,127	499,615
Total Other Income (Expense)	2,227,843	996,520	304,828	-265,356	-25,174
Income Before Income Taxes, Discontinued Operations, Net of Tax, and Non-Controlling Interests	25,052,935	28,931,576	31,070,287	18,729,771	474,441
Income Tax Provision	3,036,057	2,276,277	1,587,775	1,219,457	186,461
Income from Discontinued Operations, Net of Tax	(2,775,766)	15,745,189	10,465,735	528,181	806,368
Net Income Attributable to Non-Controlling Interests	4,994,669	5,620,679	7,040,555	7,315,330	119,879
Net Income Attributable to L&L	14,246,443	36,779,809	32,907,692	9,957,243	974,469

Earnings per share:
Basic	$0.43	$1.24	$1.35	$0.46	$0.05
Diluted	$0.42	$1.21	$1.28	$0.46	$0.05
Weighted average shares outstanding:
Basic	33,108,863	29,764,705	24,375,508	21,492,215	20,854,212
Diluted	33,544,354	30,422,393	25,748,036	21,822,215	21,255,210

For the Company acquisition and disposal during the fiscal years from 2008 to 2012, refer to the history and background section.

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

Company Overview

We produce, process, and sell coal in the People’s Republic of China (“China” or “PRC”) and also have a financial interest in the Bowie Mine, a U.S. thermal coal mine located in Paonia, Colorado. As of April 30, 2012 our vertically integrated coal operations include four coal mines, three coal washing plans, one coking facility, and a coal wholesale and distribution network in the southwest region of China . As of April 30, 2012 the results of our annual coal operations are as follows: coal mining (approximately 616,000 tons), coal washing (approximately 768,000 tons), coal whole sale (approximately 203,000 tons) and coking (approximately 137,000 tons). Currently, substantially all of our coal mining operations are located in the Guizhou and Yunnan provinces. Our operations are located in inland and rural areas of China, which are being developed at a faster rate than the coastal areas that have historically received most of the PRC’s government focus. We sell the coal we produce, or acquire through wholesalers, both though direct sales to end users in China and through other wholesalers. We were initially founded in 1995 by an American citizen and current Chairman and CEO Dickson Lee and originally focused on consulting services.  In 2001 we become a public reporting company and in 2004 acquired a majority interest in a coal related air compressor equipment company (“LEK”) located in China, which interest we disposed on in (2009) in order to focus on growing our coal businesses. In 2006 we commenced our coal operations which now constitute our principal operating business. We have funded our business to date primarily through investments from our founder and Chairman, from private placements, from cash flows from operations and from certain debt financings and arrangements.

We conduct our operations through both wholly- owned subsidiaries, majority interests in other entities, and one investment in a U.S.-based mine. As of April 30, 2012, we entered into several agreements with Colorado-based Bowie Resources, LLC (“Bowie”) and have loaned a total of about $7 million to Bowie..  The loan originally carried an interest rate of nine (9) percent which has since increased to eleven (11) percent.  The total owing to the Company as of April 30, 2012, was $7,272,828 under such agreement and the loan and interest payment timetable is on schedule..  In addition to the loan, the Company has secured exclusive rights to market coal from Bowie to China, Taiwan, Japan, and Korea (details of operation are still being finalized). Bowie has been mining coal since 1997 and recently resumed its longwall production.  It produces high quality (“super compliance”) thermal coal with high Btu, low sulfur, and low ash.  The Company is also exploring ports for both import and export, including Zhangjiang Port in Guangdong Province, China.

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

We are a United States company incorporated in Nevada and headquartered in Seattle, WA and have a China operations centers in Kunming City in Yunnan Province and in Guiyang in Guizhou Province.. The majority of our management team and board of directors are American citizens, including three of four officers, and many are bilingual. After being a public reporting company since 2001, we commenced trading on the NASDAQ Global Market in February 2010.

Macroeconomic Factors

There were several relevant macro-economic factors directly impacting our operating environment in China during FY 2012, including GDP growth and inflation. Last year, China’s economy expanded 9.2%, down from 10.4% the previous year.  This was largely attributable to a turbulent world economic climate and China’s efforts to tame inflation.   China’s GDP growth fell to 8.1 percent in the first quarter of 2012 after an 8.9 percent gain in the fourth quarter of 2011.  The consensus view among economists is that China will see growth of 8.0 percent for calendar 2012 while China’s Premier Wen Jiabao has lowered expectations to 7.5%.

At the start of the Company’s fiscal year in May 2011, inflation in China was 5.5%, rising to a high of 6.5% in July 2011.  After the PRC tightened their fiscal policies, which included letting interest rates rise and capping prices of certain domestically-produced commodities like coal not to exceed last year’s prices, inflation fell to 3.6% at the end of the Company’s fiscal year in April 2012. As a result, China began our fiscal year with higher demand for coal to fuel GDP growth but coal shortages due to the capping of coal prices and ended our fiscal year with slightly decreasing demand froma slowing national economy and an oversupply of coal from a flood of cheaper imported coal.

The coal shortages in 2011 were exacerbated by floods in Australia and inclement weather in Indonesia, both temporarily decreasing coal production in countries that export coal to China.  This resulted in temporarily benefiting U.S. producers until Australian mines got back into production.  Indonesia normally experiences heavy rainfall during their rainy season but has seen relatively light rains this year, resulting in increasing the supply of export coal because of higher coal production.  Coal prices in the United States have declined because there is lower demand for coal due to unseasonably adverse weather conditions, a large surplus inventory of coal, the current administration’s anti-coal policies, and increased competition from natural gas.  Therefore U.S. coal prices have declined.  Combined with a sluggish market for coal in Europe due to slow economic growth, coal exporters have taken advantage of the arbitrage opportunities between Chinese domestic coal prices and international coal prices.  This has created a temporary oversupply of coal, filling the storage capacity in Chinese ports and Chinese coal-fired electrical power plants have reported record inventories of coal.

However, while the coastal metropolises have great demand for coal, growth is slowing in these large cities.  But growth, and therefore demand, is still high in the secondary cities in non-coastal China (like Kunming in Yunnan Province and Guiyang in Guizhou Province, both where we operate).  China has a relatively underdeveloped rail system of which the government has chosen to put a higher emphasis on developing passenger rail over freight rail.  Therefore, the coal-fired electrical power plants in coastal cities have huge stockpiles of coal and the excess coal that is crowding port storage facilities sits there because the rail system is inadequate to transport the coal to non-coastal cities that need it.  Also because of the lack of supply of freight rail, it is costly and mostly negates the price advantage of cheap imported coal.

Coal will continue to be a key component of the PRC’s energy policy. According to the U.S. Energy Information Administration, coal makes up 70% of China’s total primary energy consumption and China is both the largest consumer and producer of coal in the world.  In 2009, China accounted for over 46% of the world’s coal consumption. It is estimated that demand for coal in China will continue to increase for several decades, thus producing a favorable business environment for coal producers and wholesalers. Although China has substantial natural coal resources, the coal mining industry in China is fragmented and inefficient, and includes many small companies who lack the economies of scale and resources needed to maximize production capacity. Historically, mining companies in China have been unable to produce enough coal to meet China’s growing coal demands. As a result the PRC has allowed China to become a net importer of coal and has implemented a national policy of consolidation to increase production capacity, improve efficiency and safety in coal mines in China. Beginning with the 11th 5 year plan, the policy of government-mandated consolidation has continued with the current 12th 5 year plan, which expands and accelerates the consolidation to new provinces including Guizhou.

The Twelfth Five-Year Plan Impact on the Chinese Coal Industry

The National People’s Congress ratified the 12th Five-Year Plan in March 2011 for the period 2011-2015.  Three sectors received a major boost: health care, technology, and energy.  With its emphasis on “inclusive growth,” the Chinese government is encouraging foreign business participation in these Strategic Emerging Industries.  In the energy sector, the PRC announced guidelines for a government-mandated consolidation of the fragmented and inefficient coal industry in Guizhou Province, similar to earlier consolidation efforts in northern China.

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

Soon after the distribution of Guizhou Province’s policy, Liupanshui City Government, which is the local government of Pan County where our WeiShe and DaPing mines operate, issued their implementation policy. We also anticipate and are prepared for the consolidation policy to eventually be implemented and accelerated in Yunnan Province.  As a result of increasing individual mine production standards and the accelerating consolidation policy, our coal operations have grown significantly in the last five years, primarily through acquisitions, and more recently from expanding production capacity at existing mines.

General Discussion and Analysis of FY 2012 Results

          We began our first quarter in FY 2012 with declining production compared with the strong results from FY 2011, where we more than doubled our FY 2010 revenue. Starting with the end of the fourth quarter of FY 2011, we experienced normal seasonal decreases in coal prices from the warming spring weather and what appeared to be temporary government-mandated idling of some of our mines due to nearby fatal accidents in non-LLEN mines.  For example, in the fourth quarter of FY 2011, there were 21 fatal mining accidents in Yunnan Province and 6 fatal mining accidents in Pan County of Guizhou Province.  And while there were no fatal accidents at any of our mines, because the new Guizhou consolidation policy had a greater emphasis on increasing safety standards for coal mines and increasing safety enforcement, the government began slowing down or idling all nearby mines until each mine passed a new safety inspection, including the Company’s.  Further, due to the consolidation policy being new, the policies, processes, and regulations were still being developed by the government, which added uncertainty and lack of visibility to how long mines would be idled or production slowed down.

These area-wide slowdowns and idling also reduced the supplies of raw coal needed for our coal washing, coal wholesale and distribution, and coking segments, resulting in reduced revenues for some months during the quarter.  However, through better sourcing, the Company was able to secure a steady supply of raw coal needed to sustain the consistent quarterly production in our coking and washing segments.  In the month of June, DaPuAn and SuTsong started ramping up production and DaPing proceeded to expand its production capacity but Ping Yi remained idled.  Overall, our Q1 FY 2012 results were approximately one third less than Q1 FY 2011, but we began to see some recovery in our mining and washing segments toward the end of the quarter as the government allowed for some production in our mines and neighboring mines.

Also during the first quarter of FY 2012, Ed Moy, Vice President of Corporate Infrastructure was elected an officer of the Company in May.  The Company hosted its first Investor Day in New York City in May, featuring the Honorable Norm Mineta, Vice Chairman of the Board and former Secretary of Commerce appointed by President Bill Clinton and former Secretary of Transportation appointed by President George W. Bush.  Also in May, the Company established our second coal wholesale and distribution subsidiary Yunnan L&L Tai Fung Co., Ltd. and transferred Hong Xing from TNI to Tai Fung.  In June, the Company appointed Ian Robinson to become the Chief Financial Officer.  Mr. Robinson was a former partner at Ernst & Young and remains a director of the Company.  The Company also elected Dr. Syd Peng as a director of the Company.  Dr. Peng is a renowned coal mining expert and a professor of the Department of Mine Engineering at the West Virginia University and previously served as Chair of the department.

         The second quarter of FY 2012 started with improvement in the performance of our mining and washing segments because of fewer intermittent slowdowns and idling of our mines and neighboring mines.  DaPuAn and SuTsong mines produced at a steady pace though less than FY 2011 production levels.  DaPing produced 8,500 tons from the successful test run in August of their increased capacity and Ping Yi produced a respectable 13,000 tons from the successful test run in August before being idled in September as a result of government-mandated idling of area mines after a major fatal accident mid-August just 10 miles from Ping Yi mine.  While Q2 FY2012 coal mining revenues were down approximately one third compared to Q2 FY2011, they were equivalent to Q4 FY2011 when the government began their increased safety enforcement. While our coal washing segment revenues were down approximately one third compared to Q2 FY2011, it performed strongly in August, raising our quarterly results for our washing segment to nearly matching Q4 FY2011 and Q1 FY2012. Our coking segment also had a production high in August, raising our quarterly results to exceed both Q4 of FY2011 and Q1 of FY2012.  However, our wholesale and distribution segment continued to lag due to lack of raw coal supplies resulting from the government-mandated slowdowns and idling of other area coal mines.  Overall our Q2 FY2012 results were less than Q2 FY2011 but our revenues increased from the first quarter to the second quarter FY2012.

         Also during the second quarter of FY2012, board members Robert Okun and Andrew Leitch both decided not to stand for reelection and shareholders reelected the 7 remaining directors at the annual general shareholders meeting in September.  Throughout the quarter, the Company received encouragement and support from the Guizhou government including the Guizhou Vice Governor, the Guizhou Energy Bureau Chief, and the Pan County (Guizhou Province) government.. The Company entered into a strategic partnership with Tianjin Fuhao, a large Chinese logistics company.  The Company also received signed letters of intent from 14 operating coal mines in Guizhou Province that were willing to be acquired by the Company subject to further due diligence and negotiations on the terms.  In September, the Company received a letter of endorsement from the Industrial and Commercial Bank of China indicating intent to provide debt financing for the Company’s consolidation efforts in Guizhou, subject to due diligence on each acquisition.

         The third quarter of FY2012 started with a significant fatal accident in November in a non-LLEN mine operating illegally near our DaPuAn mine, and DaPuAn and other area mines were subject to a government-mandated idling or slowdown in production.  This major accident caused our mine’s production to drop over half in Q3.  Many small mine operators who are uncertain of their future under the Guizhou accelerated consolidation and the Yunnan consolidation, have tried to maximize their gain in the short term by pushing their production beyond their capacity while reducing expenditures for safety.  This has resulted in increasing the number of mining accidents, sometimes with high numbers of fatalities.  In turn, the provincial and local governments have responded by ordering temporary idling or slowdowns of mines in the region for safety inspections or safety briefings.  Some choose to operate illegally during the idling or slowdown periods.  Others when allowed to produce again push even harder to make up for lost production.  This behavior coupled with the complicated geology of the Yunnan and Guizhou regions contributes toward a higher risk for fatal mining accidents.  This cycle is consistent with the earlier consolidation in other provinces.

Beginning in November 2012, Da Ping progressed from idled to slowdown status, resulting in increasing production over half from Q2 to Q3, which was the highest quarterly production since the Company acquired the mine.  Ping Yi continued to be idled and produced a moderate amount of coal as a byproduct of expanding its production capacity during the idling. In addition, the dismissal of some local government officials further complicated the resumption of normal production.  SuTsong mine, which produced slightly less in Q3 than in Q2 due to frequent government-mandated slowdowns due to nearby accidents.  By January 2012, DaPuAn, SuTsong, and DaPing mines were ramping up production to the capacity of our approved mining permit rather than near the capacity of our mining permit application to increase the specific number of tons of coal that can be extracted from our mines each year.  Because of decreased supplies of raw coal and fine coal resulting from the government mandated temporary slowdowns and idling of coal mines in the regions we operate, wholesale revenues and coal washing revenues decreased by over half during Q3 FY2012 compared to Q3 FY2011, while coal coking revenue decreased by more than a third during Q3 FY2012 compared to Q3 FY2011.

Therefore our net revenues for Q3 FY2012 decreased over half compared to Q3 FY2011. The decrease was primarily due to the government’s temporary slowdown and idling of all mines in our region, including our mines, coupled with the Chinese New Year holiday, which this year, the majority fell in January instead of spread between January and February.  These factors reduced our sources and volume of coal available for our coal washing, coking, and wholesale and distribution segments and decreased our production in our mines.    Second quarter to the third quarter revenues decreased almost a third from $41.8 million to $30.2 million.  The revenue decline was partially slowed because the shortage of coal in the regions we operate due to mine slowdowns and idling resulted in an increase in the price customers paid per ton of coal.

         Also during the third quarter of FY2012, the Company established DaXing L&L Coal Co., Ltd., a new coal wholesale and distribution operation in Guizhou Province in November.  The Company announced in December two joint sales agreements, one with China Chengtong Metal Corporation and the other with Tianjin Fuhao, to sell 1 million tons each in calendar 2012.  Director Robert Lee resigned from the board and Ed Moy, Vice President for Corporate Infrastructure and an officer of the Company, was elected a director in December.  The Company also announced in early January an MOU to potentially acquire three mines in Guizhou Province, all under development by Union Energy.  At the beginning of February, the Company acquired majority equity interest one of the mines covered by the MOU, the Weishe mine.

         In the fourth quarter of FY2012, we began a promising recovery in our mining segment.  The total tons produced during Q4 exceeded each of the four prior quarters.  DaPuAn mine passed the government safety inspection mid-February was approved to begin ramping up production, and its Q4 production neared its approved production license for 150,000 tons per year and SuTsong mine’s Q4 production neared its approved production license for 90,000 tons per year.  Both mines’ expansion of production capacity is on schedule.  DaPing mine’s Q4 production succeeded Q3 as the highest production since we owned the mine.  Ping Yi mine continued to be idled with no clarity on when it would be approved for production, and as a result, the Company sold it at the end of April back to the original owners.  Our coal washing segment rebounded from a low Q3 to average quarterly levels in Q4.  However our coal wholesale segment has performed consistently with the last three quarters, remaining low due to lack of coal supplies from decreased supplies of raw coal and fine coal resulting from the government mandated temporary slowdowns and idling of area mines.  Our coking segment experienced a sharp downturn in Q4 due to slow steel demand and resulting high stockpiles of coking coal and therefore production at our ZoneLin coking plant at the end of the quarter was minimal.

         The Company did execute our MOU to acquire majority interest in the Weishe mine, which is one of three mines being developed by Union Energy.  This marks a shift our acquisition strategy driven by the continued implementation of the Guizhou consolidation policy.  Until recently, the Guizhou mines available to be acquired were small operating mines lacking the capital to expand to meet the production requirements of the consolidation policy.  Because the mines were built for smaller capacity, they required considerable capital expenditures to expand production capacity, which the Company used the mine’s operating surplus to fund the capital expenditures (“CapEx”).  However, larger mines designed with production capacity to surpass the maximum production requirements of the consolidation policy have recently become available for acquisition because the consolidation policy requires all mines to come under a holding company controlling between 1,000,000 and 2,000,000 tons.  Weishe mine is designed to produce up to 450,000 tons when fully built out, and is phasing in production beginning at 150,000 tons the first year.  This is in contrast to SuTsong mine, which was built to have a maximum capacity of 90,000 tons and needs significant CapEx to meet the minimum consolidation production requirement of 300,000 tons.

         Also during the fourth quarter of FY2012, the Company continued the expansion of its coal wholesale and distribution business in Guizhou by signing a strategic sales agreement with AVIC International Coal Logistics Co., Ltd.,  and through its DaXing wholesale subsidiary signed two long term sales contracts:  providing coal to both  Guodian Yongfu Power Generation Co., Ltd. to Datang International Power Generation Co., Ltd. which the Company delivered its first shipment in Q1 FY2013.  To accommodate our growing Guizhou wholesale business, the Company secured a large coal storage and rail loading space in ShinPingBa in Guizhou Province. Also in April, former top executive from the largest coal company’s in the world Shenhua Group Corporation, Jingcai Yang was elected to the board.

         Finally, there have been a number of key events that have occurred subsequent to the Company’s fiscal year end April 30, 2012 that will be discussed in more detail in the 10-Q for Q1 FY2013.  The Company announced a discretionary stock buy-back program in which up to $10 million of shares may be purchased from time-to-time in the open market during appropriate trading periods when the return on investment of the Company’s capital invested in re-purchased shares supersedes all other uses of that capital.  The Company also entered into a MOU to purchase the two other mines owned by Union Energy, namely Louzhou and Lashu mines.  Both have been designed to meet the maximum anticipated production capacity mandated by the Guizhou provincial government.  The acquisition of Louzhou mine may include a swap of the Da Ping mine, the ZoneLin coking plant, and shares of the Company for controlling interest in Louzhou mine.  The acquisitions are dependent on further due diligence, final negotiation on the terms, and board approval.  In addition, Weishe mine passed its final safety inspection in July and will receive its license for coal production.

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

Organic Growth.

We acquire producing mines that lack the capital and management expertise to expand to meet the minimum government-mandated production requirement, and then we provide the management expertise and fund the needed capital expenditures for each acquisition to expand their production capacity and improve safety. Most coal mines in Southwest China, including our mines, use the conventional/traditional mining method, under which the coal seam is broken up by explosives and then the coal is gathered and loaded on to shuttle cars, which are winched to the surface loading area by a cable and rail system.  In lieu of shuttle cars, the Company uses conveyer systems at both the Da Ping and Weishe mines, which are much more efficient and safer than shuttle cars.  We also drill additional shafts in some of our mines to increase safety, operational efficiency, and improve the working environment.  While our mines continue to use timber to reinforce mine shafts, the Company has improved safety by using steel and hydraulic braces to reinforce the support the roof of the mine.  We have also invested in monitoring equipment for hazardous gases like methane, better electrical equipment and communication systems, GPS locators for each underground miner, and blowers and better ventilation systems to ensure safe air quality.  The Company also seeks to acquire larger mines and mines designed to scale up to large production have come on the market recently because the consolidation policy requires that all mines come under a holding company that controls one to two million tons of production per year.

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

This has resulted in the successful integration and safe expansion of the five mines we have acquired, which include the four mines we currently operate, all of which are producing more than when we acquired them and are on their way to meeting the current 300,000 tons a year government-mandated minimum annual production requirement. For example, for the two mines which the Company has owned the longest, and have had the most time to work on our expansion plans, DaPuAn mine’s production increased from 121,159 tons in FY2009 to 245,545 tons per year in FY2011 and SuTsong mine’s production increased from 83,852 tons in FY2009 to 122,081 tons in FY2011.

The value and revenue of some of our mined coal is increased by coal washing.  The Company constructed the DaPuAn coal washing plant to enhance the value of the coal mined at DaPuAn mine.  In addition, the Company expanded the capacity of our coal washing facilities, in particular Hong Xing and Ping Yi (before its divesture), both of which washed other mines’ coal.  The divesture of Ping Yi coal washing includes prepaid coal washing services for the Company, ensuring some washing capacity for the Company’s coal.

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

Acquisition Growth.

We believe that the current consolidation policy in China will continue and thus create more acquisition opportunities for us.  The Company will also need to accelerate the rate of acquisitions and increasing consideration of acquiring larger mines and mines designed with larger production capacity in order to comply with the government-mandated consolidation targets for holding companies.  Our focus in the short term will be taking advantage of unique opportunities to acquire mines due to the accelerated government-mandated consolidation policy in Guizhou Province. The process includes negotiating and signing memorandums of understanding and letters of intent with mines that meet our criteria.

We seek two types of acquisitions. Our standard criteria include existing mines in production with good infrastructure and sufficient reserves but lacking the capital and management to expand to or beyond the current minimum of 300,000 tons per year or mines.  Because the consolidation policy requires that all mines must also join a holding company that controls coal production between 800,000 tons and 2,000,000 tons, our criteria now include larger operating or mines that were designed for a 300,000 and larger capacity mines that need to join a holding company.  We then send in a team to inspect the mine, evaluate the management, and perform extensive due diligence. Based on the analysis of our inspection team, we target and negotiate to acquire the best mines. Thus far, our acquisition team has attained signed letters of intent with 14 producing mines in Guizhou Province and will continue to evaluate and target further mines for acquisition.  We may not acquire all the mines that we have signed letters of intent for.  Our inspection team, suggests strategies by Dr. Syd Peng , was in China at the end of our second fiscal quarter and the start of our fourth fiscal quarter to inspect, assess, and supervise the acquisitions.  Dr. Peng and the inspection team have physically inspected a significant number of potential mines for acquisition and have recommended the Company pursue the acquisition of several of mines.  Our teams are currently focused on extensive due diligence of these potential acquisitions in preparation for upcoming negotiations.

In addition to mines that meet our preferred criteria, we have been inspecting larger mines with production near 300,000 tons or more, or mines designed with greater production capacity, and have considerable proven coal reserves, better geology, and strong management teams already in place.  When these well designed mines are executed effectively, they require less capital expenditure to expand capacity.  Strong management teams are integral to better safety and allow for scaling up operations more quickly.  Mines with these characteristics are on the market more frequently than in the past because the government implementation of the Guizhou consolidation plan announced in the spring of 2011 has started to change the local market.  The Company will put a higher priority on larger mines while continuing to explore existing mines that meet our preferred criteria.  As a result, the Company recently entered into a relationship with Union Energy who is developing three mines, each designed with 450,000 tons of production capacity each.  We have acquired the Weishe mine and may acquire the remaining two mines pending further due diligence, final negotiations on the terms, and board approval.

Other.

In addition to acquiring mines, the Company established a new coal wholesale operation DaXing L&L Coal Company.  With approval from the government, DaXing has begun developing additional coal storage space and growing its distribution network.  Our subsidiary is expected to generate revenue in 2012 and through its sourcing of coal, introduce potential mine acquisitions to the Company in a similar manner as KMC.  DaXing recently entered into a joint sales agreement with two strategic partners. The first is China Chengtong Metal Tianjin Company, a wholly owned subsidiary of CCMC, a large China state owned enterprise specializing in coal and metal trading throughout northern China and Inner Mongolia.  The second is Tianjin Fuhao Industrial Co. Ltd. Both companies agree to source and sell up to one million tons of coal each with the Company in calendar 2012.

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

The Company will continue to recruit talented professionals to strengthen our team at the board, officer, and management levels.  Our board is composed mostly of independent directors who are predominately U.S. citizens.  Their experience ranges from a leader in clean energy to a former member of Congress and cabinet secretary of the U.S. Department of Commerce and the U.S. Department of Transportation.  We recently recruited a world renowned expert in coal mining who had chaired the Department of Mine Engineering at West Virginia University and a former senior executive with the largest coal company in the world.  Officers include the founder of the Company, a Chief Financial Officer who was a partner with Ernst &Young, two former senior White House staffers, one of whom is also the former Director of the United States Mint.  We have recruited key managers to augment our legal, accounting, and operations departments in both the United States and China, many who were trained in the United States and have advanced degrees in business.

The Company’s immediate mission is to become a leading coal energy company in the coal-rich Yunnan and Guizhou Provinces. To meet the government-mandated production targets for each holding company in Guizhou, we believe that the Company’s production capacity will increase to between 1,000,000 and 2,000,000 tons per year by end of 2013.

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

Estimate Impairment of Long-Lived Assets - The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of April 30, 2012 and 2011, there was no impairment of its long-lived assets.

Estimate Impairment Intangibles - The Company applies Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other Intangible Assets, to record goodwill and intangible assets.  In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or more frequently when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists. The Company believes that as of April 30, 2012 and 2011, there was no impairment of its goodwill.

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

Accounts receivable - The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of April 30, 2012 and 2011, the Company determined that no reserve for accounts receivable was necessary. No allowance for doubtful accounts or sales returns deemed necessary.

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

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  GAAP also requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. As of April 30, 2012, income tax positions must meet a more-likely-than-not recognition threshold to be recognized.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  No material deferred tax amounts were recorded at April 30, 2012 and 2011, respectively.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Comparison of the fiscal years ended April 30, 2012 and 2011

Our operating results during the year ended April 30, 2012 compared to the year ended April 30, 2011 reflect a decline mostly due to the temporary government-mandated idling and slowdowns from nearby fatal accidents in non-L&L Energy, Inc. mines. Because all area mines were impacted, there were also less raw coal supplies for our coal washing, coking, and wholesale and distribution segments  However, in the last two months of Q4 FY2012, our mines were on their way to producing to their approved levels, leading the turnaround of our coal mining segment, which is our main business.

The results of operations attributable to each of our 4 segments -- coal mining, wholesale coal, coking, and coal washing is discussed in detail below.

Coal Mining Segment

In April 2012, we sold our interest on Ping Yi mine and coal washing plant back to the original owner. Ping Yi’s operational performance was under our target due mostly to production disruptions from sequential two major fatal mine accidents nearby. There was also larger than expected capital expenditures to upgrade safety and expanding the production capacity, and very little clarity on when the government would approve the mine operating at full production capacity. Because the Company owned Ping Yi for almost the whole fiscal year, to provide a thorough comparison, the coal mining segment analysis is separated into a table for continued operations (which exclude Ping Yi mine) and discontinued operations (which include only Ping Yi mine). The following tables summarize the year-to-year operating data for our coal mining segment:

For Continued Operations (Exclude Ping Yi Coal Mine):

	Years Ended April 30,		Increase (Decrease)
	2012	2011		%

Coal mining revenue	$37,902,310	$43,175,968	($5,273,658)	-12%
Tons sold	295,884	370,746	(74,862)	-20%
Average price per ton sold	$128.10	$116.46	$12	10%
Coal mining cost of goods sold	$12,985,066	$10,614,697	$2,370,369	22%
Average coal mining cost of goods sold per ton	$43.89	$28.63	$15	53%
Coal mining selling, general and administrative expense	$4,079,912	$3,030,703	$1,049,209	35%
Average coal mining selling, general and administrative expense per ton	$13.79	$8.17	$6	69%
Coal mining operating income (expense)	$20,837,332	$29,530,568	($8,693,236)	-29%
Average coal mining operating income per ton	$70.42	$73.17	($3)	-4%

For Discontinued Operations (Ping Yi Mine):

	Years Ended April 30,		Increase (Decrease)
	2012	2011		%

Coal mining revenue	$4,332,599	$25,602,904	($21,270,305)	-83%
Tons sold	32,496	245,547	(213,051)	-87%
Average price per ton sold	$133.33	$104.27	$29	28%
Coal mining cost of goods sold	$3,816,278	$8,486,951	($4,670,673)	-55%
Average coal mining cost of goods sold per ton	$117.44	$34.56	$83	240%
Coal mining selling, general and administrative expense	$1,286,329	$1,555,092	($268,763)	-17%
Average coal mining selling, general and administrative expense per ton	$39.58	$6.33	$33	525%
Coal mining operating income (expense)	($770,008)	$15,560,861	($16,330,869)	-105%
Average coal mining operating income per ton	($23.70)	$63.37	($87)	-137%

Coal Mining Revenue

Total coal mining revenue decreased 12% for our continued operations during the year ended April 30, 2012 compared to the year ended April 30, 2011, primarily as a result of the temporary government-mandated idling because of the nearby fatal accidents in non-LLEN mines. In addition, in some cases, the Company elected to slowdown production in some mines for construction related to increasing the production capacity.

The average price per ton during the year ended April 30, 2012 increased 10% because the domestic demand of coal is still relatively strong but the supply of coal did not meet the demand because of the government-mandated idling and slowdowns of many mines in the area. This also led to an impact on the amount of tons we sold in this year.  Tons sold in FY 2012 fell 20% as the government mandated that area mines complete a series of safety inspections, even if the mine does not have an accident record. Also, because most of our mines are undergoing an expansion of production capacity, there was a small amount of coal is a byproduct of the construction process.  However, Q4 production exceeded each of the prior four quarters, driven by our mines ramping up to their approved production levels during the last two months of the quarter.

For the discontinued operation (Ping Yi Mine), the tons sold in FY 2012 dropped 87%, coal mining revenue decreased 83%, which in turn led to a high cost of goods sold per ton and high average SG&A per ton.

Coal Mining Cost of Sales

For the continued operations (excluding Ping Yi Mine), the tons of sold in the fiscal year ended April 30, 2012 decreased 20% compared to the fiscal year ended April 30,2011, and the total cost of goods sold still increased 22%. During the government-mandated idling and slowdown of area mines, there are still considerable maintenance that still needs to be performed even when the mine does not extract any coal and with the Company used the idling and slowdowns to continue the expansion of production capacity, which together led to extra labor costs. The Average Cost of Goods Sold per ton increased 53%.

Meanwhile, the increase in coal mining cost of sales was also impacted by the increase in the cost of both direct labor (wages) and direct materials (inflation in price of raw materials).  Lastly, the depreciation related to our investments in infrastructure, allocated as a direct expense, increased during the period.

Coal Mining SG&A

For the continued operations (excluding Ping Yi Mine), total coal mining selling, general, and administrative expense increased by approximately 35% during the year ended April 30, 2012. Our increase in real dollar fixed cost was related to hiring additional personnel associated with sales, maintenance, safety, and training.

Wholesale Segment

The following table is a summary of important year-to-year operating data for our Wholesale segment:

	Years Ended April 30,		Increase (Decrease)
	2012	2011		%

Wholesale coal revenue	$20,645,391	$32,207,744	($11,562,353)	-36%
Tons sold	94,801	202,533	(107,732)	-53%
Average price per ton sold	$217.78	$159.02	$59	37%
Wholesale coal cost of goods sold	$18,384,476	$28,296,621	($9,912,145)	-35%
Average wholesale coal cost of goods sold per ton	$193.93	$139.71	$54	39%
Wholesale coal selling, general and administrative expense	$430,626	$777,986	($347,360)	-45%
Average wholesale coal selling, general and administrative expense per ton	$4.54	$3.84	$1	18%
Wholesale coal operating income (expense)	$1,830,289	$3,133,137	($1,302,848)	-42%
Average wholesale coal operating income per ton	$19.31	$15.47	$4	25%

Wholesale Revenue

Wholesale revenues decreased by 36% during the year ended April 30, 2012 compared to the year ended April 30, 2011. Even though the average price per ton sold increased 37%, the Tons sold decreased 53% during the same period. The decrease in revenue was fueled both by a shortage of coal supplies because of the government-mandated temporary slowdowns and idling of area mines and also because the sometimes cheaper imported coal from other countries decreased some of the domestic demand for local coal even though  coal consumption has generally increased in China.

.

Wholesale Cost of Sales

Wholesale cost of goods sold decreased 35% while the average whole sale cost of goods sold per ton increased 39% during the year ended April 30, 2012 compared to the year ended April 30, 2011. This result was primarily based on the wage structure of our wholesale team, which is base salary plus a bonus according to the sales target achievement. The Company believes that the wholesale and distribution market will recover because imported coal is beginning to loose its competitive advantage, and as a result, we have expanded our operations by establishing our third coal wholesale and distribution entity, DaXing L&L Coal Co., Ltd. in Guizhou and we own a 100% equity interest in DaXing.

Wholesale SG&A

Total wholesale SG&A decreased 45% while the average SG&A per ton rose 18% during the year ended April 30, 2012 compared to the year ended April 30, 2011. The result was primarily based on the wage structure of our wholesale team with base salary plus a bonus according to the sales target achievement. Also, the average SG&A per ton increased because the start up costs of the recently established DaXing L&L Coal Co., Ltd.

Coke Segment

The following table is a summary of the year-to-year operating data for our Coke segment:

	Years Ended April 30,		Increase (Decrease)
	2012	2011		%

Coke revenue	$21,992,807	$28,420,113	($6,427,306)	-23%
Tons sold	95,778	137,188	(41,410)	-30%
Average price per ton sold	$229.62	$207.16	$22	11%
Coke cost of goods sold	$19,309,519	$24,771,889	($5,462,370)	-22%
Average coke cost of goods sold per ton	$201.61	$180.57	$21	12%
Coke selling, general and administrative expense	$486,217	$299,962	$186,255	62%
Average Coke selling, general and administrative expense per ton	$5.08	$2.19	$3	132%
Coke operating income (expense)	$2,197,071	$3,348,262	($1,151,191)	-34%
Coke operating income per ton	$22.94	$24.41	($1)	-6%

Coking Revenue

 Coking revenue for the year ended April 30, 2012 decreased 23% the average price per ton sold increased 11% and the number of Tons sold decreased 30% compared to the year ended April 30, 2011.  Initially, the decrease was attributed to the shortage of raw coal sources because of the government mandated temporary slowdowns and idling of area mines. However, new changes in government regulations and new environmental standards that were recently implemented, have led to the the possible acceleration of our expansion plans and possible increased capital expenditures, in addition to some increased expenditures. Additionally, our coking segment experienced a sharp downturn in Q4 due to slow steel demand and resulting high stockpiles of coking coal.  Therefore production at our ZoneLin coking plant at the end of the quarter was minimal.

Coke Cost of Sales

Coking cost of goods sold decreased 22% during the year ended April 30, 2012 compared to the year ended April 30, 2011.

Coke SG&A

Coke SG&A increased 62% during the year ended April 30, 2012 compared to the year ended April 30, 2011 due to the additional expenses to comply with changing government regulations and new environmental standards.

Coal Washing Segment

  In April 2012, we sold our interest on Ping Yi mine and coal washing plant back to the original owners. Ping Yi’s operational performance was under our target due mostly to production disruptions from sequential two major fatal mine accidents nearby.  Coupled with larger than expected capital expenditures to upgrade the safety and expanding the production capacity, and there was little clarity on when the government would approve the mine operating at full production capacity. Because the Company owned Ping Yi for almost the whole fiscal year, to provide a thorough comparison, the coal washing segment analysis is separated into a table for continued operations (which exclude Ping Yi mine) and discontinued operations (which include only Ping Yi).

The following tables summarize the year-to-year operating data for our coal washing segment:

For Continued Operations (Excluding Ping Yi Washing Plant):

	Years Ended April 30,		Increase (Decrease)
	2012	2011		%

Coal washing revenue	$69,563,891	$62,405,122	$7,158,769	11%
Tons sold	399,463	418,269	(18,806)	-4%
Average price per ton sold	$174	$149	$25	17%
Coal washing cost of goods sold	$59,564,774	$56,017,945	$3,546,829	6%
Average coal washing cost of goods sold per ton	$149	$134	$15	11%
Coal washing selling, general and administrative expense	$787,686	$847,663	($59,978)	-7%
Average coal washing selling, general and administrative expense per ton	$2	$2	($0)	-3%
Coal washing operating income (expense)	$9,211,431	$5,539,513	$3,671,918	66%
Average coal washing operating income (expense)	$23	$13	$10	74%

For Discontinued Operations (Ping Yi Washing Plant):

	Years Ended April 30,		Increase (Decrease)
	2012	2011		%

Coal washing revenue	$7,871,665	$53,430,652	($45,558,987)	-85%
Tons sold	37,826	349,574	(311,747)	-89%
Average price per ton sold	$208	$153	$55	36%
Coal washing cost of goods sold	$2,246,905	$46,812,330	($44,565,425)	-95%
Average coal washing cost of goods sold per ton	$59	$134	($75)	-56%
Coal washing selling, general and administrative expense	$757,350	$1,504,258	($746,907)	-50%
Average coal washing selling, general and administrative expense per ton	$20	$4	$16	365%
Coal washing operating income (expense)	$4,867,410	$5,114,064	($246,655)	-5%
Average coal washing operating income (expense)	$129	$15	$114	780%

Coal Washing Revenue

For continued operations (excluding Ping Yi washing plant), coal washing revenue increased 11% in the year ended April 30, 2012 compared to the year ended April 30, 2011. The increase in revenue was primarily a result of the increase of average price per ton sold. The average price per ton sold increased 17% the tons sold decreased by 4% in the year ended April 30, 2012 compared to the year ended April 30, 2011.

Coal Washing Cost of Sales

For continued operations (excluding Ping Yi washing plant), coal washing cost of sales increased 6% in the year ended April 30, 2012 compared to the year ended April 30, 2011. The increase in cost of sales was primarily the result of the increase of revenue. The average cost of goods sold per ton increased slightly during the year FY2012 as government mandated slow down increased the price of raw coal.

Coal Washing SG&A

For continued operations (excluding Ping Yi washing plant), coal washing SG&A decreased 7% and average SG&A decreased 3% in the year ended April 30, 2012 compared to the year ended April 30, 2011. The average coal washing operating income increased 74% during the FY 2012 was primarily a result of a $25 increased on the average price per ton sold.

Comparison of the years ended April 30, 2011 and 2010

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

The results of operations attributable to each of our 4 segments -- coal mining, wholesale coal, coke, and coal washing is discussed in detail below.

Coal Mining Segment

The following table is a summary of important year-to-year operating data for our coal mining segment:

	Years Ended April 30,		Increase (Decrease)
	2011	2010		%

Coal mining revenue	$68,778,872	$55,811,737	$12,967,135	23.23%
Tons sold	616,292	499,037	117,255	23.50%
Average price per ton sold	$111.60	$111.84	$(0.24)	(0.21%)
Coal mining cost of goods sold	$19,101,648	$9,451,344	$9,650,304	102.11%
Average coal mining cost of goods sold per ton	$30.99	$18.94	$12.06	63.65%
Coal mining selling, general and administrative expense	$4,585,795	$3,634,578	$951,217	26.17%
Average coal mining selling, general and administrative expense per ton	$7.44	$7.28	$0.16	2.17%
Coal mining operating income (expense)	$45,091,429	$42,725,815	$2,365,614	5.54%
Average coal mining operating income per ton	$73.17	$85.62	$(12.45)	(14.54%)

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

Our coal mining sales in the fourth quarter of the year ended April 30, 2011 decreased relative to the rest of the year, partly due to normal seasonal adjustment (coal prices typically fall as the weather gets warmer), and partly due to government mandated shut downs at several of our mines. We are occasionally obligated to shut down our mines, through no fault of our own, when other mines in our regions experience accidents or safety violations. There were 21 fatal mining accidents in Yunnan Province and 6 fatal accidents in Pan County of Guizhou Province during the fourth quarter of the year ended April 30, 2011, and these events prompted several shut downs at our facilities. None of these accidents or fatalities happened in L&L properties.

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

Wholesale Segment

The following table is a summary of important year-to-year operating data for our Wholesale segment:

	Years Ended April 30,		Increase (Decrease)
	2011	2010		%

Wholesale coal revenue	$32,207,744	$16,190,761	$16,016,983	98.93%
Tons sold	202,533	118,783	83,750	70.51%
Average price per ton sold	$159.02	$136.31	$22.72	16.67%
Wholesale coal cost of goods sold	$28,296,621	$13,825,461	$14,471,160	104.67%
Average wholesale coal cost of goods sold per ton	$139.71	$116.39	$23.32	20.04%
Wholesale coal selling, general and administrative expense	$777,986	$300,241	$477,745	159.12%
Average wholesale coal selling, general and administrative expense per ton	$3.84	$2.53	$1.31	51.97%
Wholesale coal operating income (expense)	$3,133,137	$2,065,059	$1,068,078	51.72%
Average wholesale coal operating income per ton	$15.47	$17.39	$(1.92)	(11.02%)

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

Coke Segment

The following table is a summary of important year-to-year operating data for our Coke segment:

	Years Ended April 30,		Increase (Decrease)
	2011	2010		%

Coke revenue	$28,420,113	$13,380,737	$15,039,376	112.40%
Tons sold	137,188	71,193	65,995	92.70%
Average price per ton sold	$207.16	$187.95	$19.21	10.22%
Coke cost of goods sold	$24,771,889	$11,699,859	$13,072,030	111.73%
Average coke cost of goods sold per ton	$180.57	$164.34	$16.23	9.88%
Coke selling, general and administrative expense	$299,962	$129,441	$170,522	131.74%
Average Coke selling, general and administrative expense per ton	$2.19	$1.82	$0.37	20.26%
Coke operating income (expense)	$3,348,262	$1,551,437	$1,796,824	115.82%
Coke operating income per ton	$24.41	$21.79	$2.61	12.00%

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

Coke SG&A

Coke SG&A was essentially flat during the year ended April 30, 2011 compared to the year ended April 30, 2010 (when adjusted pro rata).

Coal Washing Segment

The following table is a summary of important year-to-year operating data for our Coal Washing segment:

	Years Ended April 30,		Increase (Decrease)
	2011	2010		%

Coal washing revenue	$115,835,773	$27,285,179	$88,550,594	324.54%
Tons sold	767,843	190,140	577,703	303.83%
Average price per ton sold	$150.86	$143.50	$7.36	5.13%
Coal washing cost of goods sold	$102,830,275	$24,434,382	$78,395,893	320.84%
Average coal washing cost of goods sold per ton	$133.92	$128.51	$5.41	4.21%
Coal washing selling, general and administrative expense	$2,351,921	$316,907	$2,035,015	642.15%
Average coal washing selling, general and administrative expense per ton	$3.06	$1.67	$1.40	83.78%
Coal washing operating income (expense)	$10,653,577	$2,533,890	$8,119,686	320.44%
Average coal washing operating income (expense)	$13.87	$13.33	$0.55	4.11%

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

Comparison of the years ended April 30, 2010 and 2009

Coal Mining Segment:

The following table is a summary of important year-to-year operating data for our coal mining segment:

	Years Ended April 30,		Increase (Decrease)
	2010	2009		%

Coal mining revenue	$55,811,737	$27,406,869	$28,404,868	103.64%
Tons sold	499,037	248,637	250,400	100.71%
Average price per ton sold	$111.84	$110.23	$1.61	1.46%
Coal mining cost of goods sold	$9,451,344	$5,787,656	$3,663,688	63.30%
Average coal mining cost of goods sold per ton	$18.94	$23.28	$(4.34)	(18.64%)
Coal mining selling, general and administrative expense	$3,634,578	$2,111,361	$1,523,217	72.14%
Average coal mining selling, general and administrative expense per ton	$7.28	$8.49	$(1.21)	(14.23%)
Coal mining operating income	$42,725,815	$19,507,852	$23,217,963	119.02%
Average coal mining operating income per ton	$85.62	$78.46	$7.16	9.12%

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

Wholesale Segment

The following table is a summary of important year-to-year operating data for our Wholesale segment:

	Years Ended April 30,		Increase (Decrease)
	2010	2009		%

Wholesale coal revenue	$16,190,761	$13,531,259	$2,659,502	19.65%
Tons sold	118,783	94,421	24,362	25.80%
Average price per ton sold	$136.31	$143.31	$(7.00)	(4.89%)
Wholesale coal cost of goods sold	$13,825,461	$12,158,550	$1,666,911	13.71%
Average wholesale coal cost of goods sold per ton	$116.39	$128.77	$(12.38)	(9.61%)
Wholesale coal selling, general and administrative expense	$300,241	$367,301	$(67,061)	(18.26%)
Average wholesale coal selling, general and administrative expense per ton	$2.53	$3.89	$(1.36)	(35.02%)
Wholesale coal operating income	$2,065,059	$1,005,408	$1,059,652	105.40%
Average wholesale coal operating income per ton	$17.39	$10.65	$6.74	63.27%

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

Coke Segment

The following table is a summary of important operating data for our Coke segment for the year ended April 30, 2010, as we did not have any operations in our Coke segment during the year ended April 30, 2009:

	Years Ended April 30,		Increase (Decrease)
	2010	2009		%

Coke revenue	$13,380,737	N/A	N/A	N/A
Tons sold	71,193	N/A	N/A	N/A
Average price per ton sold	$187.95	N/A	N/A	N/A
Coke cost of goods sold	$11,699,859	N/A	N/A	N/A
Average coke cost of goods sold per ton	$164.34	N/A	N/A	N/A
Coke selling, general and administrative expense	$129,441	N/A	N/A	N/A
Average Coke selling, general and administrative expense per ton	$1.82	N/A	N/A	N/A
Coke operating income	$1,551,437	N/A	N/A	N/A
Coke operating income per ton	$21.79	N/A	N/A	N/A

Coke Revenue

Coking revenues during the year ended April 30, 2010 reflect the acquisition of our Zone Lin facility during the third quarter of fiscal 2010.

Coke Cost of Sales

Coking cost of goods sold were 87.4% of sales during the year ended April 30, 2010.

Coke SG&A

Coke SG&A of $129,000 reflects staffing and transition costs.

Coal Washing Segment

The following table is a summary of important year-to-year operating data for our Coal Washing segment:

	Years Ended April 30,		Increase (Decrease)
	2010	2009		%

Coal washing revenue	$27,285,179	N/A	N/A	N/A
Tons sold	190,140	N/A	N/A	N/A
Average price per ton sold	$143.50	N/A	N/A	N/A
Coal washing cost of goods sold	$24,434,382	N/A	N/A	N/A
Average coal washing cost of goods sold per ton	$128.51	N/A	N/A	N/A
Coal washing selling, general and administrative expense	$316,906	N/A	N/A	N/A
Average coal washing selling, general and administrative expense per ton	$1.67	N/A	N/A	N/A
Coal washing operating income	$2,533,891	N/A	N/A	N/A
Average coal washing operating income	$13.33	N/A	N/A	N/A

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

Liquidity and Capital Resources

Our primary sources of cash include cash on hand, cash from sales of coal production to our customers, borrowings under credit facilities, proceeds from financing transactions, and occasional sales of non-core assets. We believe the principal indicator of our liquidity is our cash position. As of April 30, 2012, our cash and cash equivalents was $4,040,020.

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

Cash Flows

Net cash provided by operating activities was $25,766,254 for the year ended April 30, 2012, compared to $26,100,677 from the same period in 2011. Our net income reduced approximately $23 million in this period caused by the periodical provincial safety closures of mines (all mines in Yunnan province were covered). Besides, the decrease in net cash provided by operating activities for the year ended April 30, 2012 was also mainly contributed by (i) Increase in depreciation and amortization of $2.2 million; (ii) increase in cash inflow of accounts receivables of $7.6 million due to timely settlement by the customers; (iii) increase in cash inflow of prepayment and other current assets of $8.9 million and decrease in cash-outflow of account payable and other payable by $14.3 million, which were due to the decrease in material and supplies purchases used in the production; (iv) increase in cash inflow of note receivables by $4m due to increase in settlement as of April 30, 2012.

Net cash used in investing activities was $28,388,363 for the year ended April 30, 2012 compared to $34,375,753 for the year ended April 30, 2011. The decrease in net cash used in investing activities was mainly due to the net effect of (i) Increase in cash outflow from disposal of business, net cash disposed of $1.2 million upon the disposal of PingYi mine in the current year; (ii) decrease in out-flow in loan to related party of $5.4 million since no loan to related party was granted in the current year.

Net cash provided by financing activities was $2,706,638 for the year ended April 30, 2012, compared to $2,780,634 from the same period in 2011.

Net cash provided by operating activities was $26,100,677 for the year ended April 30, 2011, compared to $30,878,280 from the same period in 2010. This decrease is attributable to periodical provincial safety closures in our mines.

For the year ended April 30, 2011, net cash used in investing activities was $34,375,753compared to $40,843,206 for the year ended April 30, 2010. This decrease was mainly attributable to the company executing fewer acquisitions of new assets in FY 2011 compared to FY2010.

Net cash provided by financing activities was $2,780,634 for the year ended April 30, 2011, compared to $12,140,692 from the same period in 2010. This was a result of a decrease in issuance of common stock.

Net cash provided by operating activities was $30,878,280 for the year ended April 30, 2010, compared to $16,924,070 from the same period in 2009. This increase is attributable to cash improvements incurred due to an increase in net income, which was mainly due to the acquisition of Hong Xing and Zone Lin.

For the year ended April 30, 2010, net cash used in investing activities was $40,843,206 compared to $17,226,929 for the year ended April 30, 2009. This increase was mainly due to an increase in construction in progress and the purchase of additional property plant and equipment in line with our organic growth plans of acquisitions.

Net cash provided by financing activities was $12,140,692 for the year ended April 30, 2010 compared to $3,883,786 during the same period in 2009. This was a result of increase in issuance of common stock

Capital Expenditures

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

  Capital expenditures were approximately $22 million for the year ended April 30, 2012.
  We expect our total capital expenditures will be approximately $36 million for equipment and infrastructure, based on our existing coal operations, for the year ending April 30, 2013.

Working Capital

  During the year ended April 30, 2012 our accounts receivable (“AR”) increased $9.1 million. The increase in AR balance is primarily attributable to AR increases in TF, which was established in April of 2011, our KMC's and TNI’s subsidiaries.
  During the year ended April 30, 2012, our accounts payable decreased by $2.6 million. Accounts payable decreased in this fiscal year due to the decrease in purchase of material, supplies and services used in production. Our production level went down in this fiscal year was mainly caused by the periodical provincial safety closure of our mines.
  Our inventories decreased by $1.7 million in this fiscal year. We carried lower level of inventories was due to increased market demand of the goods and decreased production during the year.
  During the year ended April 30, 2012, our other payables increased by $13.4 million. The increase in other payable balance is primarily due to the acquisition of Wei She mine. We booked the estimated resource surcharge payable of $13.3 million.

Construction in Progress

  Construction in Progress represents the Company’s in progress, not-yet-capitalized, investment in infrastructure. Construction in Progress for the year ended April 30, 2012 includes mine development, ventilation and electrical system improvements, building of staff quarters, beginning construction of a sewage treatment system, and road expansion. Construction in Progress totaled $31.2 million as of April 30, 2012.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements for the fiscal year ended April 30, 2010, 2011, and 2012.

Contractual Obligations

As of April 30, 2012, we were contractually obligated, per our purchase agreements, to inject capital as follows:

Total		Less than 1 year	1-2 years	3-5 years	After 5 years
DaPuAn & SuTsong Mines	$5,027,746	$-	$-	$5,027,746	$-
L&L Yunnan Tianneng Industry	4,000,000	-	4,000,000	-	-
DaPing Coal Mine	15,388,508	-	15,388,508	-	-
Tai Fung	1,119,187	-	1,119,187	-	-
Total	$25,535,441	$-	$20,507,695	$5,027,746	$-

During the fourth quarter of 2011, as part of the acquisition of DaPing mine, the Company assumed a RMB 20 million bank loan or approximately $3,077,160 with an interest rate of 9.18% per annum.  The Company had paid RMB 6 million or approximately $941 thousands and the other RMB 14 million or approximately $2.2 million will mature on October 29, 2012.

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

DISCLOSURES ABOUT MARKET RISK.

We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements. We are exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. With respect to our coal trading contracts at April 30, 2012, the potential for loss of future earnings resulting from changing coal prices was insignificant. We monitor and manage market price risk for our trading activities with a variety of tools, management alerts for mark to market monitoring and loss limits and review of daily changes in market dynamics.

Item 8. Financial Statements and Supplementary Data.

L &L Energy, Inc. and Subsidiaries

Consolidated Financial Statements

For the Years Ended April 30, 2012, 2011 and 2010

Contents
Page
Report of Independent Registered Public Accounting Firm	64

Consolidated Financial Statements:

Consolidated Balance Sheets as of April 30, 2012 and 2011	66

Consolidated Statements of Income and Other Comprehensive Income	68
for the years ended April 30, 2012, 2011 and 2010

Consolidated Statement of Equity for the years ended	70
April 30, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended	72
April 30, 2012, 2011 and 2010

Notes to Consolidated Financial Statements	74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
L&L Energy, Inc. and its subsidiaries

Seattle, Washington

We have audited the accompanying consolidated balance sheets of L&L Energy, Inc. and its subsidiaries’ (the “Company”) as of April 30, 2012 and 2011, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended April 30, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L&L Energy, Inc. and its subsidiaries as of April 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), L&L Energy, Inc. and its subsidiaries’ internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 31, 2012 expressed an adverse opinion.

/S/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

July 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
L&L Energy, Inc. and its subsidiaries

Seattle, Washington

We have audited L&L Energy, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. The Company did not maintain effective controls over the process of ensuring timely preparation of its consolidated financial statements to allow for sufficient review prior to its filing deadline. Additionally, the Company did not maintain effective controls over presentation and calculation of notes receivable resultant from the disposition of the Ping Yi mine in the current year. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated July 31, 2012 on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, L&L Energy, Inc. and its subsidiaries has not maintained effective internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of comprehensive income, equity, and cash flows of L&L Energy, Inc. and its subsidiaries, and our report dated July 31, 2012 expressed an unqualified opinion.

/S/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

July 31, 2012

L & L ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,040,020	$4,914,425
Accounts receivables	33,099,101	24,017,391
Prepaid and other current assets	22,824,020	28,641,462
Other receivables, net	8,738,868	2,586,147
Inventories	4,946,231	6,633,019
Total current assets	73,648,240	66,792,444

Property, plant, equipment, and mine development, net	132,630,829	96,479,551
Construction-in-progress	31,259,260	44,943,609
Intangible assets, net	428,036	902,555
Goodwill	3,768,443	2,988,175
Other assets	885,680	544,588
Long term receivable, net	27,840,433	7,272,828
Related party notes receivable	6,096,617	7,428,574
Total non-current assets	202,909,298	160,559,880

TOTAL ASSETS	$276,557,538	$227,352,324

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$803,975	$3,439,460
Accrued expenses and other current liabilities	1,090,310	717,298
Other payables	20,969,802	7,546,391
Related party payables	17,251,921	17,914,815
Due to officers	414,667	420,000
Taxes payable	13,636,288	18,835,276
Customer deposits	1,542,064	4,338,424
Bank loans	2,229,761	5,385,030
Total current liabilities	57,938,788	58,596,694

LONG-TERM LIABILITIES
Related party payable- Long term	304,951	800,000
Asset retirement obligations	2,459,352	1,978,877
Total long-term liabilities	2,764,303	2,778,877

Total Liabilities	60,703,091	61,375,571

Commitments and Contingencies

EQUITY:
L&L ENERGY STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and outstanding	-	-
Common stock ($0.001 par value, 120,000,000 shares authorized: 36,991,397 and 32,277,579 shares issued and outstanding at April 30, 2012 and 2011 respectively)	36,991	32,278
Additional paid-in capital	65,752,560	48,420,321
Accumulated other comprehensive income	10,622,683	6,502,542
Retained Earnings	96,134,782	81,888,339
Treasury stock (143,093 shares and 1,259,000 shares at April 30, 2012 and 2011 respectively)	(123,968)	(396,859)
Total L & L Energy stockholders' equity	172,423,048	136,446,621
Non-controlling interest	43,431,399	29,530,133
Total equity	215,854,447	165,976,754
TOTAL LIABILITIES AND EQUITY	$276,557,538	$227,352,325

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED APRIL 30,

	2012	2011	2010
NET REVENUES	$143,557,915	$166,208,946	$88,462,984
COST OF REVENUES	103,721,842	120,156,182	48,452,314
GROSS PROFIT	39,836,073	46,052,764	40,010,670

OPERATING COSTS AND EXPENSES:
Salaries & wages-selling, general and administrative	6,408,059	8,649,292	2,560,128
Selling, general and administrative expenses, excluding salaries and wages	10,602,922	9,468,416	6,685,083
Total operating expenses	17,010,981	18,117,708	9,245,211

INCOME FROM OPERATIONS	22,825,092	27,935,056	30,765,459
OTHER INCOME (EXPENSE):
Interest income (expense)	316,173	-419,364	-194,256
Other income, net	1,911,670	1,415,884	499,084
Total other income	2,227,843	996,520	304,828

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	25,052,935	28,931,576	31,070,287
PROVISION FOR INCOME TAXES	3,036,057	2,276,277	1,587,775
INCOME FROM CONTINUING OPERATIONS	22,016,878	26,655,299	29,482,512

Income attributable to non-controlling interests	4,994,669	5,620,679	7,040,555
Income attributable to L & L	17,022,209	21,034,620	22,441,957

DISCONTINUED OPERATIONS
Gain on disposal		-	1,017,928
Net income from discontinued operations	408,020	15,745,189	9,447,807
Divestiture net present value cost	(3,183,786)
TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS	(2,775,766)	15,745,189	10,465,735

NET INCOME	$19,241,112	$42,400,488	$39,948,247

Net income attributable to non-controlling interests	$4,994,669	$5,620,679	$7,040,555
Net income attributable to L & L	14,246,443	36,779,809	32,907,692

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	4,120,141	6,502,542	29,842
COMPREHENSIVE INCOME	$23,361,253	$48,903,030	$39,978,089

Comprehensive income attributable to non-controlling interests	$5,767,281	$6,327,858	$7,041,402
Comprehensive income attributable to L & L	17,593,972	42,575,172	32,936,687

INCOME PER COMMON SHARE – basic from continuing operations	$0.51	$0.71	$0.92
(LOSS) INCOME PER COMMON SHARE – basic from discontinued operations	$(0.08)	$0.53	$0.43
INCOME PER COMMON SHARE – basic	$0.43	$1.24	$1.35

INCOME PER COMMON SHARE – diluted from continuing operations	$0.50	$0.69	$0.87
(LOSS) INCOME PER COMMON SHARE – diluted from discontinued operations	$(0.08)	$0.52	$0.41
INCOME PER COMMON SHARE – diluted	$0.42	$1.21	$1.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	33,108,863	29,764,705	24,375,508

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - diluted	33,544,354	30,422,393	25,748,036

The accompanying notes are an integral part of these consolidated financial statements.

L&L ENERGY, INC.
CONSOLIDATED STATEMENT OF EQUITY
FOR THE YEARS ENDED APRIL 30,
					Accumulated
			Additional	Deferred	Other			Total	Non-
	Common Stock		Paid-in	Compensa-	Comprehensive	Retained	Treasury	Shareholders'	Controlling
	Shares	Amount	Capital	Tion	Income	Earnings	Stock	Equity	Interests	Total
Balance as of April 30, 2009	21,202,200	$21,202	$10,000,693	$(63,667)	$669,913	$12,200,838	$(396,000)	$22,432,979	$12,731,987	$35,164,966
Issuance of common stock for cash	3,258,911	3,259	9,173,972	-	-	-	-	9,177,231	-	9,177,231
Exercise 3,211,176 warrants	3,211,176	3,211	3,912,744	-	-	-	-	3,915,955	-	3,915,955
Cashless exercise of 511,700 warrants	295,348	296	(296)	-	-	-	-	-	-	-
Beneficial conversion feature for convertible debt	-	-	100,000	-	-	-	-	100,000	-	100,000
Conversion of $100,000 note and $4,000 interest	160,000	160	103,840	-	-	-	-	104,000	-	104,000
Issue 29,902 shares for compensation	29,902	30	139,148	-	-	-	-	139,178	-	139,178
Issue 634,198 shares for services	634,198	634	1,287,485	-	-	-	-	1,288,119	-	1,288,119
Issuance of 336,000 warrants for compensation	-	-	302,955	-	-	-	-	302,955	-	302,955
Increase controlling interest in subsidiary	-	-	7,760,824	-	-	-	-	7,760,824	-	7,760,824
Amortization of deferred compensation	-	-	-	(493,535)	-	-	-	(493,535)	-	(493,535)
Other comprehensive income, net of tax	-	-	-	-	29,842	-	-	29,842	-	29,842
Net income	-	-	-	-	-	32,907,692	-	32,907,692	-	32,907,692
Non-controlling interest related to acquisitions	-	-	-	-	-	-	-	-	995,305	995,305
Net income related to non-controlling interest	-	-	-	-	-	-	-	-	7,040,555	7,040,555
Increase in non-controlling interest	-	-	-	-	-	-	-	-	(7,760,824)	(7,760,824)
Non-controlling interest related to disposal	-	-	-	-	-	-	-	-	(412,730)	(412,730)
Balance as of April 30, 2010	28,791,735	$28,792	$32,781,365	$(557,202)	$699,755	$45,108,530	$(396,000)	$77,665,240	$12,594,293	$90,259,533

Issue 529,143 shares for compensation	529,143	529	4,191,631	-	-	-	-	4,192,160	-	4,192,160
Issue 796,394 shares for investors	796,394	796	4,332,697	-	-	-	-	4,333,493	-	4,333,493
Exercise of 1,888,750 warrants	1,888,750	1,889	4,727,861	-	-	-	-	4,729,750	-	4,729,750
Cashless exercise of 554,105 warrants for 271,557 shares	271,557	272	(272)	-	-	-	-	-	-	-
Warrant Extension	-	-	50,000	-	-	-	-	50,000	-	50,000
40,000 Incentive stock options issued for compensation	-	-	282,444	-	-	-	-	282,444	-	282,444
2,000 Warrants issued for compensation	-	-	18,736	-	-	-	-	18,736	-	18,736
Amortization of deferred compensation	-	-	-	557,202	-	-	-	557,202	-	557,202
Other comprehensive income, net of tax	-	-	-	-	5,802,787	-	-	5,802,787	-	5,802,787
Reacquisition of treasury stock	-	-	1,229	-	-	-	(1,229)	-	-	-
Sales of treasury stock	-	-	2,034,630	-	-	-	370	2,035,000	-	2,035,000
Net Income	-	-	-	-	-	36,779,809	-	36,779,809	-	36,779,809
Non-controlling interest related to acquisitions	-	-	-	-	-	-	-	-	11,315,161	11,315,161
Net income related to non-controlling interest	-	-	-	-	-	-	-	-	5,620,679	5,620,679
Balance as of April 30, 2011	32,277,579	$32,278	$48,420,321	$-	$6,502,542	$81,888,339	$(396,859)	$136,446,621	$29,530,133	$165,976,754

Issued 1,178,407 shares for compensation	1,178,407	1,178	4,357,785	-	-	-	-	4,358,963	-	4,358,963
Issued 200,000 shares for investors	200,000	200	399,800	-	-	-	-	400,000	-	420,000
Issued 49,411 shares for loan conversion	49,411	49	419,951	-	-	-	-	420,000	-	400,000
Issued 3,000,000 shares for subsidiary	3,000,000	3,000	9,657,000	-	-	-	-	9,660,000	-	9,660,000
Cash exercise of 286,000 warrants	286,000	286	379,594	-	-	-	-	379,880	-	379,880
Transferred 915,907 shares treasury stock to Investors	-	-	2,118,109	-	-	-	272,891	2,391,000	-	2,391,000
Other comprehensive income, net of tax	-	-	-	-	4,120,141	-	-	4,120,141	-	4,120,141
Net Income	-	-	-	-	-	14,246,443	-	14,246,443	-	14,246,443
Non-controlling interest related to acquisitions	-	-	-	-	-	-	-	-	8,906,597	8,906,597
Net income related to non-controlling interest	-	-	-	-	-	-	-	-	4,994,669	4,994,669
Balance as of April 30, 2012	36,991,397	36,991	65,752,560	-	10,622,683	96,134,782	(123,968)	172,423,048	43,431,399	215,854,447

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,241,112	$42,400,488	$39,948,247
Loss (income) from discontinued operations, net of income taxes	2,775,766	(15,745,189)	(10,465,735)
Adjustments to reconcile net income to net cash provided by operating activities net of businesses acquired:
Depreciation and amortization	6,466,061	4,223,681	1,398,727
Stock compensation	4,359,498	5,050,542	505,800
Amortization of debt discount	-	-	100,000
Accretion of asset retirement obligation	251,511	98,165
Accounts receivable	(12,645,163)	(5,052,892)	(95,469)
Prepaid and other current assets	2,939,086	(5,976,486)	(10,237,627)
Inventories	1,664,695	1,667,625	(7,459,437)
Other receivable	845,027	725,843	(10,784,507)
Accounts payable and other payable	(479,381)	(14,755,013)	9,208,435
Customer deposit	(1,288,101)	(949,820)	4,185,463
Accrued and other liabilities	(117,518)	(604,782)	275,517
Taxes payable	3,197,470	2,894,553	3,833,131
Note receivable	1,331,957	(2,657,088)	-
Net cash provided by continuing operating activities	28,542,020	11,319,627	20,412,545
Net cash provided by (used in) discontinued operation	(2,775,766)	14,781,050	10,465,735
Net cash provided by operating activities	25,766,254	26,100,677	30,878,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(912,810)	(4,208,457)	(18,310,477)
Construction-in-progress	(29,970,691)	(26,821,677)	(15,125,959)
Change in non-controlling interest due to acquisition and disposal	-	-	(427,894)
Acquisition of businesses, net of cash acquired	566,805	(639,985)	(4,561,561)
Increase in restricted cash	-	(544,588)	-
Divestiture of business, net of cash disposed	(1,247,083)	-	-
Proceeds from repayment of long term receivable	354,206	-	-
Loan to related party receivable		5,393,737	(1,158,164)
Long term receivable	2,363,315		(1,259,151)
Cash received from HSC disposal	457,895	1,259,151	-
Net cash used in continuing activities	(28,388,363)	(25,561,819)	(40,843,206)
Net cash used in discontinuing activities	-	(8,813,934)	-
Net cash used in investing operation	(28,388,363)	(34,375,753)	(40,843,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on bank loans	-	(1,839,080)	(141,703)
Due to officers	(5,333)	420,000	-
Repayment of advances to shareholders	-	(6,948,529)	(910,791)
Advances from shareholders	997,933
Proceeds from issuance of convertible debt	419,951	-	100,000
Proceeds from issuance of common stock	399,800	4,333,493	9,865,629
Proceeds from warrant extension		50,000	-
Proceeds from Treasury stock sold	2,391,000	2,035,000	-
Payments for costs related to issuance of common stock	-	-	(688,398)
Payment to previous owner of acquired mine	(1,876,307)	-	-
Proceeds from exercise of warrants	379,594	4,729,750	3,915,955
Net cash provided by financing activities	2,706,638	2,780,634	12,140,692

Effect of exchange rate changes on cash and cash equivalents	(958,934)	3,081,498	52,892

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(874,405)	(2,412,944)	2,228,658
CASH AND CASH EQUIVALENTS, BEGINNING OF YEARS	4,914,425	7,327,369	5,098,711
CASH AND CASH EQUIVALENTS, END OF YEARS	$4,040,020	$4,914,425	$7,327,369
	-	-
SUPPLEMENTAL INFORMATION
INTEREST PAID	$360,863	$196,418	$196,558
INCOME TAX PAID	$446,435	$773,738	$158,746

NON-CASH INVESTING AND FINANCING ACTIVITY:
3 million shares issued for acquisition of 51% interest in WeiShe Coal Mine.	$9,660,000	$-	$-
Increase controlling interest in subsidiary	$-	$-	$7,760,824
Issue 160,000 shares on conversion of $100,000 note and accrued interest	$-	$-	$104,000
Recovery of treasury stock	$-	$1,299	$-
Payable to DaPing shareholders	$15,388,508	$17,064,815	$-

The accompanying notes are an integral part of these consolidated financial statements.

L & L Energy, Inc.

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

L & L ENERGY, INC. (“L&L” and/or the “Company”) was incorporated in Nevada, and is headquartered in Seattle, Washington.  Effective on January 4, 2010, the State of Nevada approved the Company’s name change from L&L International Holdings, Inc. to L & L Energy, Inc.  The Company is a coal (energy) company, and started its operations in 1995. Coal sales are made entirely in China, from coal mining, clean coal washing, coking and coal wholesales operations. At the present time, the Company conducts its coal (energy) operations in Yunnan and Guizhou provinces, southwest China. As of April 30, 2012, the Company has six operating subsidiaries; KMC and Tai Fung which have coal wholesale operations and Ping Yi Coal Mine (washing and mining operations “PYC”), two coal mining operations (DaPuAn Mine and SuTsong Mine) including DaPuAn’s coal washing operations (the “2 Mines” or “LLC”),and L&L Yunnan Tianneng Industry Co. Ltd. (including Hong Xing coal washing and ZoneLin coking operations) (“TNI”), DaPing Coal Mine(mining operation “DaPing”). On August 1, 2009, the Company increased its ownership of the two coal mining operations (the “2 Mines”), from 60% to 80%.

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

In August 2011, The Company established a new subsidiary Guizhou LiWei Coal Co. Ltd., (“Guizhou LiWei”) in Guizhou,, China and own 100% of controlling interest..

The Company acquired 51% equity interest in Wei She coal mine (“WeiShe”) in February of 2012, see Note 3.

The Company disposed 100% ownership of PYC in April of 2012, see Note 3.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The fully consolidated financial statements include the accounts of (i) the Company, (ii) its 100% ownership of KMC subsidiary including coal wholesale, (iii) 80% of operations of LLC “2 Mines”, (iv) 51% of WeiShe, (v) 98% of TaiFung and 98% of TNI (coal washing and coking operations).  The Company fully consolidates 100% of the assets, liabilities of its subsidiaries and shows the non-controlling interests owned by their respective owners as Non-Controlling Interests.  The results of operations of our subsidiaries less amounts attributable to non-controlling interest owners are net income attributable to the Company.  All inter-company accounts and transactions are eliminated.

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

Cash and Cash Equivalents - Cash and cash equivalent consist of cash on deposit with banks and cash on hand.  The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United States. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not insured and amounted to $1,405,085 and $4,350,383 at April 30, 2012 and 2011, respectfully. As of April 30, 2012 and 2011, the Company had deposits totaling $609,239 and $172,119(in excess of federally insured limits), in U.S. Banks.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Accounts receivable - The Company’s maintains reserves for potential credit losses on accounts receivable If any. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of April 30, 2012 and 2011, the Company determined that no allowance for doubtful accounts or sales returns was necessary.

Inventories - Inventories are stated at the lower of cost and net realizable value, as determined on a moving average basis.

Non-controlling Interest - Non-controlling interest represents the portion of equity that is not attributable to the Company. The net income (loss) attributable to noncontrolling interests are separately presented in the accompanying statements of income and other comprehensive income. Losses attributable to noncontrolling interests in a subsidiary may exceed the interest in the subsidiary’s equity. The related noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit of the noncontrolling interest balance.

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

Asset Retirement Costs and Obligations - Asset retirement costs are accounted for in accordance with ASC Topic 410-20, Asset Retirement Obligations.  Pursuant to ASC 410-20, the Company recognizes the fair value of the liability for an asset retirement obligation, which is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. In subsequent periods, the retirement obligation is accreted to its future value, which is the estimate of the obligation at the asset retirement date. The liability is accreted to its present value each period, and the capitalized cost is depreciated or depleted over the useful lives of the respective assets.  If the liability is settled for an amount other than the recorded amount, a gain or loss would be recognized at such time.

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

Impairment of Long-Lived Assets - The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of April 30, 2012 and 2011, there was no impairment of its long-lived assets.

Goodwill and Other Intangibles - The Company applies Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other Intangible Assets, to record goodwill and intangible assets.  In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. The Company assesses annually whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year.  The Company performs its annual impairment test in the fourth quarter of each year.  The Company has identified its operating segments as its reporting units for purposes of the impairment test.  The Company’s existing goodwill and intangible assets are associated with its mining, washing and coking segments.  The Company then determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit.  Calculating the fair value of the reporting units requires significant estimates and assumptions by management.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, there is an indication that the reporting unit goodwill may be impaired and a second step of the impairment test is performed to determine the amount of the impairment to be recognized, if any. The Company believes that as of April 30, 2012 and 2011, there was no impairment of its goodwill.

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  GAAP also requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. As of April 30, 2012, income tax positions must meet a more-likely-than-not recognition threshold to be recognized.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  No material deferred tax amounts were recorded at April 30, 2012 and 2011, respectively.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

As of May 1, 2010, the Company had no material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing ASC 740. There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended April 30, 2012.

The Company files income tax returns in the U.S. Federal jurisdictions.  As of the date of adoption of ASC 740 and for the year ended April 30, 2012, the Company’s tax returns remain open to examination by the Internal Revenue Service tax authorities.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of provision for income tax.  As of the date of adoption of ASC 740 and for the year ended April 30, 2012, the Company had accrued no interest or penalties related to uncertain tax positions.

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

Concentration of Risk –Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, restricted cash deposit and accounts receivable.  The Company’s cash, cash equivalents and restricted cash deposits were deposited with U.S. and PRC banks and other financial institutions and amounted to $4,608,581 at April 30, 2012. The Company does not believe there is significant risk of non-performance by the counterparties. For the year ended April 30, 2012, we had the top major customer who purchased 18% (approximately $28.5 million in value) of the Company’s total sales and represented $9.2 million or 28% of accounts receivable. The second major customer who purchased 15% (approximately $25.1 million in value) of the Company’s total sales and represented $2.2 million or 7% of accounts receivable.  In addition, two major supplier provided over 10% (approximately $20.6 million) of our total purchases. We currently have fully paid off the corresponding accounts payable.

Advertising Costs - The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the years ended April 30, 2012, 2011 and 2010 were not significant.

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

Discontinued Operations and Assets Held for Sale – The Company classifies items within discontinued operations in the consolidated financial statements when the operations and cash flows of a particular component (defined as operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity) of the Company have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal transaction, and the Company will no longer have any significant continuing involvement in the operations of that component. See Note 3 for additional details related to discontinued operations and assets held for sale.

Reclassification - Certain reclassifications have been made to the 2011 and 2010 consolidated financial statements to conform to the 2012 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

New accounting pronouncements

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05 (“ASU 2011-12”).  ASU 2011-12 amends certain pending paragraphs from ASU 2011-05. This amendment allows companies to defer the effective date of the change in presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  The effective date for all other amendments put forth in ASU No. 2011-05 are unaffected by this update. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2011.  The Company will adopt this guidance effective May 1, 2012, and we do not expect that its implementation will have a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to improve reporting and transparency of offsetting (netting) assets and liabilities and the related affects on the financial statements. ASU 2011-11 is effective for fiscal years and interim periods within those years beginning after January 1, 2013.  The Company plans to adopt this guidance effective May 1, 2013, and we do not expect that its implementation will have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). In accordance with ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect an impact on our consolidated financial statements.

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

NOTE 3. BUSINESS COMBINATIONS AND DIVESTITURE

The Company has been actively acquiring smaller coal companies who lack the capital and/or management expertise to maximize growth and safety. The Company will continue to seek opportunities to purchase other mining operations as well as coal washing and coal coking operations.

Acquisitions

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

In addition to the initial 2,000,000 RMB paid in August 2009,the Company made additional payments of 200,000 RMB in October 2009 and 400,000 RMB in November 2009, for a total of 2,600,000 RMB (equivalent to approximately US$380,000) of the aggregate 26,400,000 RMB purchase price.

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

Ping Yi Mine

On January 18, 2010, the Company, through an indirect subsidiary, Baoxing Economic and Trade Co., entered into an Acquisition Agreement to acquire 100% of the Ping Yi Coal Mine (“PYC”), with an effective date of November 1, 2009, for a purchase price of 27,042,593 RMB (equivalent to approximately US$3,955,041).  The Company paid 23,042,593 RMB (equivalent to US$3,369,390) upon signing of the Acquisition Agreement.  An installment of 1,000,000 RMB (equivalent to US$146,412) was payable in February 2010. The remaining balance of 3,000,000 RMB (equivalent to US$439,239) was payable two years after signing of the Acquisition Agreement. The Company paid the remaining balance during the year-ended April 30, 2011.

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

Luping County ZoneLin Coal Coking Factory in China (“Zonelin”)

On February 3, 2010, the Company through its 98% owned subsidiary, TNI, acquired 100% equity of Zonelin by entering into an Acquisition Agreement for a purchase price of 13,675,000 RMB (equivalent to US$2,000,000).  The Company has paid 6,837,500 RMB (equivalent to US$1,000,000) of the purchase price and the remaining balance of 6,837,500 RMB (equivalent to US$1,000,000) is payable in five annual installments with the first payment due by the first anniversary of the signing of the acquisition agreement. The Company paid the $200,000 of the total amount of purchase price in the period ended April 30, 2012.

The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:
Current assets	$3,170,432
Property, plant and equipment	2,892,758
Intangible assets	662,472
Fair value of assets	$6,725,662
Less: Fair value of liabilities	4,725,662
Net assets acquired	$2,000,000
Noncontrolling interest	$40,000

DaPing Coal Mine

On March 15, 2011, the Company entered into an Acquisition Agreement to acquired 60% equity of the DaPing Coal Mine (“DaPing”), with an effective date of March 15, 2011, for a purchase price of 112,080,000 RMB (equivalent to approximately US$17,064,815).An initial installment of 10,000,000 RMB (equivalent to US$1,592,686) had been paid as of April 30, 2012.  The remaining balance of 102,080,000 RMB is to be paid based on the achievement of several requirements by the Company and DaPing, which were met during the year-ended April 30, 2012. After meeting five requirements, 30% of the total purchase price, RMB33, 624,000(equivalent to US$5,355,249)should be paid. The remaining balance of 68,456,000 RMB (equivalent to US$10,902,894) is payable after meeting another 3 requirements subsequent. As of April 30, 2012, the remaining balance of approximately US$15 million is payable since the first 5 requirements haven’t been fully met. The Company paid the $1,676,307 of the total amount of purchase price in the period ended April 30, 2012.

The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:
Current assets	$528,914
Property, plant and equipment	3,899,314
Intangible assets*	26,673,895
Fair value of assets	31,102,123
Less: Fair value of liabilities	14,037,308
Net assets acquired	$17,064,815
Non-controlling interest	$9,626,043

*Includes goodwill of $2,625,751

Tai Fung Energy Inc. (“Tai Fung”)

On March 8, 2011, the Company entered into an Operating Agreement to invest up to RMB 20,000,000 (equivalent to US$3,063,069) in a newly established entity, Tai Fung, a Chinese company established in SeZone Country, Yunnan Province, PRC .. TaiFung is a marketing and distributing company of coals throughout China and has yet to begin operation as of April 30, 2011. The net assets on acquisition date comprise only cash contributed by the 2% non controlling interest.

The investment represent 98% control of Tai Fung and the investment is accounted for in accordance with ASC 805 and consolidated with the financial statements contained herein.   The Company has paid RMB 4,178,718 (equivalent to US$665,539) and RMB 8,794,246 (equivalent to US$ 1,400,648) in fiscal year 2011 and 2012, respectively.  The term of Tai Fung is initially set at six (6) years, subject to renewal upon mutual agreement of the founders.

Weishe Coal Mine (“Weishe”)

On February 3, 2012, the Company entered into the Weishe Coal Mine Equity Ownership Transfer Agreement (the “Agreement”) with Guizhou Union Energy, Inc., a Chinese corporation (“Union”), Guizhou Union Capital Investment Holding Co., Ltd., a Chinese corporation (“Union Capital”), and Mr. Guo Xu Zhang, a Chinese citizen (“Mr. Zhang”), to purchase 51% of the equity ownership interest of Weishe Coal Mine.

Under the Agreement, the purchase price for 51% of the ownership interest in Weishe Mine is about US$9.7 million, which will be paid in full by issuing 3,000,000 shares of common stock of the Company (“LLEN Stock”) .  The 3,000,000 shares of Company Stock has been paid to Union or a designee of Union in installments, based on the satisfaction of certain conditions set forth in the Agreement.  The stock price on February 3, 2012 was $3.22 per share. The noncontrolling interest in Weishe is measured at fair value at the acquisition date, with a discount rate approximately of 16% which reflected the factor of lack of marketability.

Allocation of purchase price:
Current assets	$1,158,026
Fixed assets	30,188,177
Intangible assets*	779,075
Fair value of assets	$32,125,278
Less: Fair value of liabilities	(14,609,871)
Net assets acquired	$17,515,407
Non-controlling interest	$7,822,636

*Includes goodwill of $779,075

The following unaudited pro forma financial information for the Company summarizes the results of operations for the periods indicated as if the PYC, Zonelin, Hong Xing, Daping, Tai Fung and Wei She (collectively, the “Companies”) acquisitions had been completed as of May 1, 2009 (depending on when the acquisitions occurred).  This pro forma financial information considers principally (i) the Company's audited financial results, (ii) the unaudited historical financial results of the Companies, as supplied to the Company, and (iii) select pro forma adjustments to the historical financial results of the Companies.  Such pro forma adjustments represent principally estimates of (i) the impact of the hypothetical amortization of acquired intangible assets and the recognition of fair value adjustments relating to tangible assets in pre-tax income in each period and (ii) the pro forma impact of the transaction on the Company's tax provision in each period.  These pro forma adjustments did not have a material impact on the pro forma Net income attributable to L&L Energy, as presented below. The following pro forma data does not purport to be indicative of the results of future operations or of the results that would have actually occurred had the acquisition taken place at the beginning of 2009:

	For the years ended
	April 30, 2012	April 30, 2011	April 30, 2010
Net revenue	$143,710,951	$167,668,561	$88,994,562
Income from continuing operations	22,561,511	28,333,259	30,876,484
Net income attributable to L&L Energy	16,887,743	$42,709,164	$40,018,896
Basic proforma earning per share	0.51	1.43	1.64
Diluted proforma earning per share	0.50	1.40	1.55

Divestiture

Sale of HSC

In late 2009, early 2010, the Company determined that it was in the best interest of the Company for management’s time to be expended on other prospective acquisitions that would provide a better return to its stockholders.  Therefore, on April 18, 2010, the Company entered into an Equity Sale and Purchase Agreement (the “Equity Sale Agreement”) with Guangxi Liuzhou Lifu Machinery Co, Ltd, whereby the Company sold its 93% equity ownership interest in HSC for 41,000,000 RMB (equivalent to approximately US$6,000,000).  Guangxi Liuzhou Lifu Machinery Co, Ltd assumed the obligation of the Company to pay to HSC 23,800,000 RMB (equivalent to approximately US$3,485,300) that remained payable to HSC pursuant to the December Agreement.  Guangxi Liuzhou Lifu Machinery Co, Ltd also agreed to pay the remaining balance of 17,200,000 RMB (equivalent to approximately US$2,514,700) to the Company in three installments, (1) 3,440,000 RMB (approximately $502,940 USD) within six months of the sale, (2) 5,160,000 RMB (approximately $754,410 USD) between six months and twelve months after the sale, and (3) 8,600,000 RMB (approximately $1,257,350) between twelve and twenty-four months after the sale.  Pursuant to the Equity Sale Agreement, if Guangxi Liuzhou Lifu Machinery Co, Ltd does not make such scheduled payments, a penalty of 1% of the applicable payment will be assessed for any deadline that is missed.  Additionally, interest of 3.5% per annum of the applicable payment will be assessed as of the day after the applicable payment date.  The portions of the purchase price that are due within twelve months after the sale (i.e., the first two installments) are included as “Other receivables” on the Company’s consolidated balance sheets and the portion of the purchase price due within 24 months of the sale (i.e., the third installment) is included as a “Long term receivable” on the Company’s consolidated balance sheets.  The Company recorded US$834,181 as income from discontinued operations and recognized a gain of US$1,017,928 on the sale on April 18, 2010. As of April 30, 2012, outstanding receivable from sales of HSC was USD$8021, 256, which is expected to be received before April 30, 2013.

Sale of Ping Yi Mine

With consideration of several factors including continuing development strategies, the Company made the determination to dispose of the Ping Yi Mine.  On April 30, 2012, the Company entered into an Equity Sale and Purchase Agreement with Mr. Zhang, the previous owner of Ping Yi Mine, whereby the company sold its 100% equity ownership interest in Ping Yi Mine for RMB 196,000,000, approximately $31,000,000.  The payment was agreed to take the form of receipt with no payment in two parts, (1) through receipt of coal extracted from Ping Yi Mine subsequent to the disposal, including priority receipt of future coal from Ping Yi mine at a 5% discounted price compared to the market price until 70% of the payment is received; (2) through receipt of the use of Ping Yi Mine’s washing facilities subsequent to disposal, including  usage fees charged at a 3%~5% discounted price compared to the market price until 30% of the payment is received. The terms of the agreement state that full payment must be received within five years, and that 70% of total receipts must occur by the end of year three.

The Company recorded $408,020 as income from discontinued operations for the year-ended April 30, 2012. Additionally, the company recorded $3,183,786 of costs to dispose related to the provision of discounting the estimated receipt of the payment over the payment term (refer to Note 5 and 11).

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

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

Prepaid expenses and other current consist of the following at April 30:

Description	2012	2011
Advances to suppliers	$22,417,596	$14.389,107
Bill receivable	-	12,345,103
Advances to employees	344,124	1,518,454
Other	62,300	388,798
	$22,824,020	$28,641,462

NOTE 5. OTHER RECEIVABLES

Other receivables consist of the following at April 30:

Description	2012	2011
Short term loans to business associates	$554,726	$927,736
PYC receivable-current (note 3)	7,094,403
HSC receivable (note 3)	801,256	1,259,151
Other	288,483	399,260
Total	$8,738,868	$2,586,147

As more fully discussed in Note 3, the Company sold its 100% equity ownership interest in Ping Yi Mine for RMB 196,000,000, approximately $31,200,000. The estimated receipt of payment is expected to generally occur of a five-year term, in accordance with the contract. As such, a valuation allowance was recorded to reflect the net present value of the payments during that term at a rate of 5%, which is with reference to the discount explicit in the agreement. The initial recording of this discount resulted in the recognition of a cost of disposal in the current year, which will be accreted as interest income by effective interest method over the life of the agreement. As of April 30, 2012, the Company recorded a total receivable, net of discount of $28,016,214, with a current portion of 7,094,403, net of discount of $178,555.

NOTE 6. INVENTORIES

Inventories are primarily related to coal located at KMC, Wei She, Tai Fung and TNI. Inventories consist of the followings of April 30:

Description	April 30, 2012	April 30, 2011
Raw Coal	$897,004	$2,952,157
Coke Coal	4,739	537,072
Fine Coal	4,044,488	3,143,790
Total	$4,946,231	$6,633,019

NOTE 7.  PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

Property, plant, equipment and mine development consist of the following as of April 30:

Description	2012	2011
Mine development	$44,638,648	$27,241,647
Mineral rights	66,203,195	45,306,336
Building and improvements	5,952,811	9,736,380
Machinery and equipment	26,759,805	22,641,147
Assets retirement cost, net	2,121,964	1,688,362
	145,676,423	106,613,872
Accumulated depreciation and amortization	(13,045,594)	(10,134,320)
Property, Plant and Equipment, net	$132,630,829	$96,479,551

Depreciation and amortization expense was $5,717,346, $5,841,073 and $1,085,798 for the years ended April 30, 2012, 2011 and 2010, respectively.

We have reclassified Mineral Rights as Property, Plant, Equipment and Mine Development. Mineral Rights were disclosed as Intangible Assets in prior financial statements. We amortize our mining rights using the units-of-production basis in fiscal year 2012 and 2011.

Mineral rights represent the exclusive right, granted by the Chinese government, to operate the 4 Mines, DaPuAn, SuTsong, DaPing and Wei She.  The rights were acquired in the first quarter of 2008 as a result of the acquisition of the “2 Mines” on May 1, 2008 and on November 1, 2009, the acquisition of the DaPing on March 15, 2011 and the acquisition of the Wei She on February 3, 2012,, respectively. The Company has elected to use unit-of-production method to depreciate its mineral rights.

NOTE 8. CONSTRUCTION IN PROGRESS

Construction in progress includes mine development, ventilation and electrical system improvements for the PingYi mine, the two coal mines, and DaPing mine, building of staff quarters, and beginning construction of a sewage treatment system and road expansion for the washing facilities. Construction in progress was $31,259,260, and $44,943,609 as of April 30, 2012 and 2011, respectively. On April 30, 2012, the Company entered into an Equity Sale and Purchase Agreement to dispose of the Ping Yi mine; the construction in progress balance in the consolidated balance sheet as of April 30, 2012 has excluded the construction in process balance of PingYi mine upon the disposal; the construction in process of PingYi mine was $23,157,475 and 22,008,825 as of April 30, 2012 and, 2011, respectively.

Capitalized Interest

The Company capitalizes interest on construction in progress related to specific mining projects. The methodology for capitalizing interest on general funds begins with a determination of the borrowings applicable to the qualifying assets. The basis of this approach is the assumption that the portion of the interest costs that are capitalized on expenditures during an asset’s acquisition period could have been avoided if the expenditures had not been made. This methodology takes the view that if funds are not required for construction then they would have been used to pay off debt. The primary debt instrument included in the rate calculation of capitalized interest incurred for the year-ended April 30, 2012 was the Company’s bank loans (as defined under Note 16, “Bank Loans”). The interest to be capitalized for any period is derived by multiplying the average rate of interest times the average qualifying assets during the period, not to exceed the total interest on the qualifying debt instruments. To qualify for interest capitalization, the Company must continue to make progress on the development of the assets. Capitalized interest costs were  $262,183, $320,788 and $172,766 for 2012, 2011 and 2010, respectively.

NOTE 9.  INTANGIBLE ASSETS AND GOODWILL

Customer relationship and technology assets are being amortized over a period of 7 years.  Amortization expense was $167,060 and $41,208 at April 30, 2012 and 2011, respectively.

Intangible assets consist of the following at April 30,

Description	2012	2011
Technology	$266,479	$273,224
Customer Relationship	397,108	873,706
	663,587	1,146,930
Accumulated amortization	(235,551)	(244,375)
	$428,036	$902,555

We have reclassified Mineral Rights to Property, Plant, Equipment and Mine Development. Mineral Rights were disclosed as Intangible Assets in prior financial statements. No amortization expense was recorded for the year ended April 30, 2010.

The amortization schedule for the upcoming five years is as below (amount in thousands):

Fiscal 2013	74
Fiscal 2014	84
Fiscal 2015	121
Fiscal 2016	139
Fiscal 2017	10

Total	428

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for fiscal 2012 and 2011 were as follows:

Total
Balance as of April 30, 2010	$248,247
Goodwill from acquisitions	2,625,751
Foreign currency translation(1)	114,177

Balance as of April 30, 2011	2,988,175
Goodwill from acquisitions	779,095
Goodwill disposed of	(101.269)
Foreign currency translation(1)	102,442

Balance as of April 30, 2012	$3,768,443

NOTE 10.  OTHER ASSETS

Other assets represent the long-term restricted cash which included bank deposits placed as guarantee for the future payments of costs related to land subsidence, restoration, rehabilitation and environment protections required by the coal authority, amount of $87,570 and $798,111 of Yunnan and Guizhou province, respectively.

NOTE 11.  LONG TERM RECEIVABLE

In fiscal year of 2011, the Company entered into several agreements with Colorado-based Bowie Resources, LLC and have loaned a total of approximately $7 million.  The loan originally carried an interest rate of nine (9) percent which has since increased to eleven (11) percent.  The loan is co-senior with another lender.  The total owing to the Company as of April 30, 2012 is $6,918,622 includes interest of $369,609.

As more fully disclosed in Note 3 and Note 6, the Company has recorded a long-term receivable related to the disposal of the Ping Yi Mine of $20,921,811, net of a discount of $3,005,231.

NOTE 12.  RELATED PARTY TRANSACTIONS

The Company loaned money to various entities who have non-controlling interests with the Company.  Those loans are notes receivables, secured by assets and machinery of the various mines or businesses indicated below.  Because the borrowers under the notes have business in which the Company has an interest, the Company believes the borrowers are considered as related parties.  Total amount of the related party transactions are approximately $6.1 million as of April 30, 2012 which is tabled below.  While in the prior year, as of April 30, 2011, total related party transactions amounted transaction amounts to approximately $7.4 million including approximately $5.5 million is a loan to non controlling interest shareholders of 2 Mines, approximately $1.5 million for an advance to a KMC manager for the development of the Tian-Ri Coal Mine.

Borrowers	USD	Maturity	Collateralized by
Associates to TianRi Coal Mine	1,614,984	May 1, 2015	Mining equipment
Associates to SuTsong	2,869,284	May 1, 2015	Mine Assets
Associates to DuPuAn	973,237	May 1, 2015	Mine Assets
Yunnan Tinnan Co. Ltd.	443,128	May 1, 2015	Mine Assets
Others	195,984	Various dates
	$ 6,096,617

As of April 30, 2012 and 2011, the Company had the following other payables to the related parties:

Payable-related party	2012	2011*
Payable to previous owners of ZoneLin (less non-current)	$-	$200,000
Payable to Robert Lee	1,647,933	650,000
Share to be issued to Board of Directors and Officers	215,480	-
Payable to previous owners of DaPing Coal Mine	15,388,508	17,064,815
Total current Payable-related party	$17,251,921	$17,914,815
Payable to previous owners of ZoneLin(non-current)	$304,951	$800,000
Total Payable-related party	$17,556,872	$18,714,815

Total Payable-related party was $17.3 million as of April 30, 2012. None of these payables bear interest and they are not collateralized by any assets of the Company. $15 million was part of the consideration payable to the owner of the acquisition of DaPing coal mine during the year ended April 30, 2012. $1.6 million was a temporary interest free loan to support funding of the Bowie mine (long-term receivable) loaned by Robert Lee, who was the Company’s officer in prior years. Robert Lee is a shareholder and he is no longer an officer of the Company..

As of April 30, the Company’s had the following due to officers:

Due to officers/directors	2012	2011*
Dickson Lee	$243,334	$420,000
Clayton Fong	111,333	-
Shirley Kiang	60,000	-
Total due to officers/directors	$414,667	$420,000-

In 2012, Dickson Lee, Clayton Fong and Shirley Kiang, officer and/or directors of the Company, loaned the Company $0.4 million temporary interest free loans to support funding of the Bowie mine (long-term receivable).

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

As for the DaPuAn and SuTsong mines, the management estimates the asset retirement obligation at a rate of 3 RMB per ton based on total reserves at the end of the useful lives of the mines. The Company expects to extract approximately 10 million tons of coal over the expected useful lives (29 and 17 years for DaPuAn and SuTsong Mine respectively).  The interest rate used in the net present value calculation is 7%, which equates to a risk-free interest rate adjusted for the effect of the company's credit standing (a credit-adjusted risk-free rate). The credit-adjusted risk-free rate is deduced based on the yield curve for U.S. Treasury securities with corresponding maturity adjusted based on the company's credit standing.Da Ping Mine was acquired by the Company in March 2011. According to the mine reservation report, the management expects to extract approximately 15 million tons of coal over the remaining 26 years. Da Ping Mine is located in GuiZou Province and the management estimates the asset retirement obligation at a rate of 2 RMB per ton based on total reserves at the end of the useful lives of the mines. The interest rate used in the net present value calculation is 7%.

As for the Wei She Mine, which acquired in February 2012, the management estimates the asset retirement obligation at a rate of 3 RMB per ton based on total reserves at the end of the useful lives of the mine. The Company expects to extract approximately 19 million tons of coal over the expected useful life of thirty years. The interest rate used in the net present value calculation is 8%.

During the quarter ended July 31, 2010, the Company revised the forecasted cash flows used for the net present value calculations for DaPuAn and SuTsong mines. The revisions to estimated cash flows pertain to revisions in the estimated amount and timing of required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages and third-party unit costs as of July 31, 2010. We based these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates. We evaluated the forecasted cash flows as of April 30, 2012, no revision was deemed necessary.

The following is a summary of the change in the carrying amount of the asset retirement obligation during the years ended April 30, 2012 and 2011.

	April 30, 2012	April 30, 2011
Beginning balance	1,978,877	507,279
Liabilities incurred during the period	902,178	614,071
Liabilities settle during the period	(673,214)	-
Accretion of interest	251,511	98,165
Revision in estimated cash flows	-	759,362
Ending balance	2,459,352	1,978,877

NOTE 14.  OTHER PAYABLES

Other Payables consist of the following at April 30:

Description	April 30, 2012	April 30, 2011
Payable to business associates	$2,029,517	$4,747,155

Resource surcharge payable of WeiShe Coal Mine	13,378,566
Others	5,561,719	2,799,236
Total other payable	$20,969,802	$7,546,391

Total Other Payables was $21 million as of April 30, 2012. None of these payables bear interest and they are not collateralized by any assets of the Company. $0.2 million was a temporary interest free loan from a business partner. $13.4 million is estimated resource surcharge payable of Wei She Mine through acquisition. The estimated resources surcharge is determined by the coal reserve and surcharge per ton, which the guidance was issued by GuiZhou Land Resources Council. The other $5.6 million is for miscellaneous payment of fees related to maintenance, safety, employee training for security and environmental matters, which $1.8 million is payable to employees

NOTE 15. TAXES PAYABLE

Taxes payable consist of the following at April 30:

Description	April 30, 2012	April 30, 2011
VAT Payable	$5,397,254	$5,546,296
Income Tax Payable(1)	4,885,298	10,622,221
Other Taxes Payable(2)	3,353,736	2,666,759
Total Tax Payable	$13,636,288	$18,835,276

(1)      For China

(2)     Other Taxes Payables mainly include resources tax payable and business tax payable in China

NOTE 16.  BANK LOANS

During the third quarter of 2010, as part of the acquisitions of TNI the Company assumed a loan agreement with banks in China.  The loan with TNI was for RMB 14,300,000 or approximately $1,951,000.  This loan carried an interest rate of 5.4% per annum and matured on December 23, 2010, which was paid off.  During the fourth quarter of 2011, as part of acquisition of DaPing, the Company assumed RMB 20 million bank loan or approximately $3,077,160 with interest rate of 9.18% per annum and matured on October 29, 2011. RMB 6 million or approximately $ 0.95 million of this loan had been paid in early November 2011 and the other RMB 14 million or approximately $2.2 million has since been extended to November 30, 2012. All loans are unsecured.

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

On January 30, 2010, Silver Rock II, Ltd. exercised 250,000 warrants at $1.40 per share. The remaining 250,000 warrants were outstanding as of April 30, 2011.

On April 26, 2012, Silver Rock II, Ltd. exercised 250,000 warrants at $1.40 per share. There is no outstanding warrants as of April 30, 2012.

During the year ended April 30, 2010, Silver Rock II, Ltd. converted the debenture in its entirety and the accrued interest of $4,000 into 153,846 and 6,154 common shares of the Company, respectively. The unamortized discount was recognized as interest costs upon conversion and was reflected in the consolidated statements of income.

There was no new convertible debt issued by the Company during fiscal year 2012 and 2011.

NOTE 18.  INCOME TAXES

The Company’s main operations are located in China. The Company is subject to corporate income taxes primarily in two taxing jurisdictions, China (“PRC”), and the United States of America (“US”).  The income of the Company is mainly generated via its 2 Mines, KMC, Da Ping, Wei She and TNI which are foreign entities located in China. The Company incurs tax liability for the coal operations charged at 25% of net profit. As the 2 Mines (DaPuAn Mine and SuTsong Mine) and Wei She mine are in a heavily regulated resource business in China, and HongXing,  ZoneLin and DaPing are in a form of proprietorship (are not incorporated as a corporation), thus they are subject a special tax rate equal to a 5% of total revenue proceeds, subject to provisional adjustments when the coal sale changes. As no cash or funds were repatriated from China to the U.S., the Company’s income was not subject to the U.S. federal taxation, under subpart F, income from controlled foreign company, of the U.S. Internal Revenue Code.

There is immaterial amount of deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities.  For the years ended on April 30, 2012 and 2011, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

The Company’s income tax liability for the years ended April 30,2012 and 2011 was $4,885,298 and $10,622,221, respectively.  These tax payables to Chinese local governments can be postponed temporarily as we are a U.S. company bringing in U.S. management skills and investing capital to increase coal production and safety standards, beneficial to the Chinese local communities.  According to Chinese law, a new joint venture located in the western part of China may benefit under the “Go-West” policy to enjoy a special Chinese tax rebates from the government, thus there is a high probability that the 2 Mines, KMC, Da Ping, Wei She and TNI tax liability payments may be delayed or mitigated.

The significant component for income taxes is described for both US and PRC operation as of April 30, 2012 and 2011 are described below.

a) United States of America

As of April 30, 2012, the Company in the United States had $29,137,122 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years. The deferred tax assets at April 30, 2012 consist mainly of net operating loss carry forwards. Due to the uncertainty of the realization of the related deferred tax assets of $10,275,838, a reserve equal to the amount of deferred income taxes has been established at April 30, 2012. The Company has provided 100% valuation allowance to the deferred tax assets as of April 30, 2012, 2011 and 2010 $10,275,838, $7,000,000 and $2,923,000, respectively.

Uncertain Tax Positions

Current authoritative guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For a tax position meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At April 30, 2012, the Company did not have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company is subject to examination of income tax filings in the U. S. for the tax periods 2008 and forward. As of April 30, 2012, no tax examination has been conducted.

b) People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiaries are generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 25% for KMC.  The LLC, TNI, WeiShe and DaPing entities are owned in the form of partnerships, thus, the statutory rate is 5%.

The following table sets forth the significant components of the provision for income taxes for operation in PRC as of April 30:

	For the years ended April 30,
	2012	2011	2,010
Consolidated pretax income	25,626,361	49,923,290	44,229,649
Expected income tax expense	8,712,963	16,973,919	15,038,081
Difference between statutory rate and foreign effective tax rate	(8,819,945)	(13,718,613)	(11,787,256)
Change in valuation allowance	3,303,047	4,309,149	1,280,264
Actual tax expense	3,196,065	7,388,422	4,531,089
Consolidated effective tax rate	12%	15%	10%

NOTE 19. STOCKHOLDERS’ EQUITY

Stock Issued for Cash:

For the year ended April 30, 2012, the Company issued 200,000 shares of common stock for a gross proceed of $400,000 at $2.00 per share. The company issued 49,411 shares of common stock for loan conversion, with the share value of $420,000. The Company issued 286,000 common shares upon exercise of warrants and received $379,880 from warrants holders at an average price of $0.83 and $1.40.

Stock Issued for Compensation

The Board of Directors approved to issue shares in respect to the services provided by Clayton Fong, our Executive Vice President of Operations, Edmund Moy, Vice President of the company and other key employees during the 2012 fiscal year. As of April 30, 2012, the Company issued 50,000 shares to Clayton, 33,333 shares to Edmund Moy and 1,095,074 shares to other key employees (total 1,178,407 shares), with the share value of $157,000, $394,662 and $3,807,301 (total $4,358,963), respectively; the Company issued 200,000 shares to investors with the share value of $400,000 and sold $2,391,000 treasury stock to investors to raise fund to purchase coal mine in USA. For the year ended April 30, 2012, no stock options or warrants were issued for compensation.

Stock Issued for Subsidiary

During the fourth quarter ended April 30, 2012, the Company issued 3,000,000 shares of common stock with the share value of $9,660,000 as portion of the investment to acquire WeiShe mine.

Treasury Stock

 As year ended April 30, 2012, the Company recovered zero shares of its common stock. The Company sold 915,907 shares of treasury stock with the share value of $2,391,000 to investors. The Company transferred 200,000 shares of treasury stock with the share value of $1,000,000 to subsidiary. In accordance with US generally accepted accounting principles, the Company recorded an increase to additional paid-in-capital of $ 3,117,909, respectively, as a result of the sold and transferred treasury shares. At April 30, 2012, the Company owned a total of 143,093 of its own shares.

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

The fair value was estimated on the date of the grant using the Black-Scholes option-pricing model. The following table displays the weighted average assumptions that have been applied to estimate the fair value of warrants on the date of grant for the year ended April 30, 2012:

April 30, 2012
Expected life (years)	5.0
Risk-free interest rate	2.17%
Expected volatility	144.63%
Expected dividend yield	0%

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

For the year ended as April 30, 2012, no warrant was issued or exercised for compensation.

Following is a summary of the status of warrants outstanding at April 30, 2012:

Type of Warrants	Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Executives-Class D	$ 2.25	10,000	0.83	$ 2.25
Directors - Class E	$ 3.00 - 9.34	210,916	2.79	$ 3.03
Non-employee	$ 11.22	1,000	3.38	$ 11.22
Total		221,916	2.72	$ 3.03

As of April 30, 2012, all warrants outstanding for compensation were exercisable. The weighted-average grant-date fair value of warrants granted during the twelve months ended April 30, 2011 was $ 9.37

Warrants Issued to Investors

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

On January 28, 2011, the Company issued to various investors 80,000 one year warrants to purchase shares of the Company’s common stock pursuant to a stock purchase agreement.  The exercise price is $9.50 per common stock and is exercisable immediately.

Effective on October 28, 2011, the Company issued promissory notes (unsecured) to certain accredited investors and employees of the Company in the principal amount of $384,872 of which $210,000 has been loaned to the company and $174,872 is considered irrevocable commitment contribution.  The proceeds of the notes were used primarily for general business purposes in the U.S.  The notes mature on the 330th day from the dates of receipt of cash contribution from the holders of the notes and the Company may prepay all or any portion of the notes without penalty.  Interest is payable on the unpaid balance of the notes at an annual rate of 10%. The interest payable on the promissory notes accrued in the amount of $15,262.71 as of April 30, 2012.   As further consideration for providing this financing, the holders of the notes have also received warrants to purchase an aggregate of 96,218 shares of the Company’s common stock at an exercise price of $4.00 per share.  The warrants expire at the end of the four-year period following the maturity dates of the corresponding promissory notes.  The issuance and sale of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On November 2, 2011, the company issued 36,000 warrants to prior investor. The warrants were completely exercised and the exercise price is $0.83, respectively.

The table below is a summary of all warrants activity as of April 30, 2012:

Warrants Roll-forward Summary

	Units	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
Outstanding at April 30, 2010	3,385,329	$2.09	2.55

Issued	82,000	$9.52	2.55
Exercised	(2,442,855)	$3.16	-
Outstanding at April 30, 2011	1,024,474	$4.38	2.68

Issued	96,218	$4.00	5.01
Exercised	(286,000)	$1.33	-
Extend	36,000	$0.83	-
Outstanding at April 30, 2012	870,692	$5.19	2.88
Exercisable at April 30, 2012	870,692	$5.19	2.88

NOTE 21. NON-CONTROLLING INTEREST

As described in Note 1, to the consolidated financial statements, the Company has the majority controlling interest of L&L Coal Partners (2 coal mining operations), TNI, Tai Fung DaPing and WeiShe. During the fiscal year 2010, the Company increased its ownership interest in L&L Coal Partners to 80% from 60% at April 30, 2009. The equity related to non-controlling interest as of April 30, 2012 represents 20% third party interest in L&L Coal Partners, 2% third party interest in TNI, 2% third party interest in Tai Fung, 40% third party interest in DaPing and 49% third party interest in WeiShe. The noncontrolling interest in Weishe is measured at fair value at the acquisition date, with a discount rate 16% which reflected the factor of lack of marketability.

Included below is a schedule of changes in ownerships interest for the year ended April 30, 2012:	April 30, 2012	April 30,2011
Beginning balance	$29,530,133	$12,594,293
Non-controlling interest related to acquisitions	7,822,636	10,391,810
Translation	1,083,961	923,351
Net income related to non-controlling interest	4,994,669	5,620,679
Ending balance	43,431,399	29,530,133

NOTE 22.  EARNINGS PER SHARE

The Company only had common shares, warrants and stock options issued and outstanding as of April 30, 2012.  Under the treasury stock method of earnings per share, the Company computed the diluted earnings per share as if all issued warrants were converted to common stock and cash proceeds were used to buy back common stock.

	For the Years Ended April 30
	2012	2011	2010
EPS numerator:
Net income from continuing operatings, net of income taxes	$22,016,878	26,655,299	29,482,512
Less: Net (loss) income attributable to noncontrolling interests	4,994,669	5,620,679	7,040,555
Income from continuing operations attributable to common stockholders	17,022,209	21,034,620	22,441,957
(Loss) income from discontinued operations, net of income taxes	(2,775,766)	15,745,189	10,465,735
Net income attributable to common stockholders	$14,246,443	36,779,809	32,907,692
EPS denominator:
Weighted average shares outstanding — basic	33,108,863	29,764,705	24,375,508
Effect of dilutive shares	435,491	657,688	1,372,528
Weighted average shares outstanding — diluted	33,544,354	30,422,393	25,748,036
Basic EPS attributable to common stockholders:
Income from continuing operations	0.51	0.71	0.92
(Loss) income from discontinued operations	(0.08)	0.53	0.43
Net income attributable to common stockholders	$0.43	1.24	1.35
Diluted EPS attributable to common stockholders:
Income from continuing operations	0.50	0.69	0.87
(Loss) income from discontinued operations	(0.08)	0.52	0.41
Net income attributable to common stockholders	$0.42	1.21	1.28

NOTE 23. COMMITMENTS AND CONTINGENCIES

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

Lease Commitments

The Company has three operating leases: for the Seattle office, GuangZhou office and GuiZhou office during fiscal year of 2012.  The leases of GuangZhou office and GuiZhou office expired in November 2011 and February 2012, respectively. The lease of the Seattle office will expire in July 2013. The non-cancelable operating lease agreement requires that the Company pays certain operating expenses, including management fees to the leased premises. The future minimum rental payments in less than a year and in greater than a year are $69,813 and $12,690 respectively.

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

Litigation

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

The Company is unable to estimate the amount or range of any potential loss in the event of an unfavorable outcome. As such, as of April 30, 2012, the Company has not accrued any liability in connection with potential losses from legal proceedings.

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

The following table displays the weighted average assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the year ended April 30, 2012:

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

The following summarizes pricing and term information for options outstanding as of April 30, 2012:

	Options Outstanding
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price

$7.65	40,000	3.84	$7.65

As of April 30, 2012, all stock options outstanding for compensation were exercisable. The weighted-average grant-date fair value of options granted during the year ended April 30, 2012 was $7.06.

The following table is a summary of stock option activity under the Stock Incentive Plan as of April 30, 2012 and changes for the year then ended:

	Incentive Stock Options	Weighted Average Exercise Price Per Share		Weighted Average Remaining Life (Years)

Outstanding at May 1, 2009	-		-	-
Granted	-		-	-
Exercised	-		-	-
Canceled	-	-	-	-
Outstanding at April 30, 2009	-		-	-
Outstanding at May 1, 2010	-		$-	-
Granted	40,000		$7.65	-
Exercised	-		$-	-
Canceled	-		$-	-
Outstanding at April 30 , 2011	40,000		$7.65	4.85
Granted	-		$-	-
Exercised	-		$-	-
Canceled	-		$-	-
Outstanding at April 30 , 2012	40,000		$7.65	3.84
Exercisable at April 30 , 2012	40,000		$7.65	3.84

NOTE 25.  SEGMENT INFORMATION

The Company reports its operations primarily through the following reportable operating segments: coal mining, coal wholesaling, coking coal washing revenue. The Company’s chief operating decision maker uses operating income as the primary measure of segment profit and loss.

	For the years ended April 30

Total Revenues (including intersegment sales)	2012	2011	2010
Coal mining revenue	$37,902,310	43,175,968	40,896,394
Coal wholesale revenue	20,645,391	32,207,744	16,190,761
Coking revenue	21,992,807	28,420,113	13,380,737
Coal washing revenue	69,563,891	62,405,122	18,318,548
	$150,104,399	166,208,947	88,786,439

Discontinued operations:
Coal mining revenue	$4,332,599	25,602,904	14,915,344
Coal washing revenue	7,871,665	53,430,652	8,966,631
	$12,204,264	79,033,556	23,881,975

Total revenue	$162,308,663	245,242,503	112,668,414

Intersegment revenues	2012	2011*	2010*
Coal mining revenue	$-	-	-
Coal wholesale revenue	1,146,851	-	-
Coking revenue	-	-	-
Coal washing revenue	5,399,633
	$6,546,484	-	-

Discontinued operations:
Coal mining revenue	$-	-	-
Coal washing revenue	3,592,332	21,391,398	3,450,576
	$3,592,332	21,391,398	3,450,576

Total intersegment revenue	$10,138,816	21,391,398	3,450,576

Operating income	2012	2011*	2010*
Coal mining revenue	$20,837,333	28,391,236	31,265,523
Coal wholesale revenue	2,189,538	3,117,810	1,739,602
Coking revenue	6,286,062	5,968,074	1,569,764
Coal washing revenue	5,641,529	3,099,907	1,365,779
Less intersegment revenues	(11,226,541)	(12,647,239)	(5,474,184)
	$23,727,921	27,929,788	30,466,484

Discontinued operations:
Coal mining revenue	$345,563	15,215,566	7,406,540
Coal washing revenue	203,457	5,847,432	4,452,577
	$549,020	21,062,998	11,859,117

Total operating income	$24,276,941	48,992,786	42,325,601

Net revenues	2012	2011*	2010*
Coal mining revenue	$37,902,310	43,175,968	40,896,394
Coal wholesale revenue	20,645,391	32,207,744	16,190,761
Coking revenue	21,992,807	28,420,113	13,380,737
Coal washing revenue	69,563,891	62,405,122	18,318,548
Less intersegment revenues	(6,546,484)	(21,391,398)	(3,450,576)
	$143,557,915	144,817,549	85,335,863

Discontinued operations:
Coal mining revenue	$4,332,599	25,602,904	14,915,344
Coal washing revenue	4,279,332	53,430,652	8,966,631
	$8,611,931	79,033,556	23,881,975

Total net revenue	$152,169,846	223,851,105	109,217,838

Net income attributable to L&L	2012	2011*	2010*
Coal mining	$14,333,836	21,804,563	23,263,115
Coal wholesale	1,568,813	2,160,436	1,327,310
Coking	2,535,018	2,879,286	1,170,982
Coal washing	8,335,755	6,649,483	1,760,358
Parent Company	(13,838,391)	(12,467,052)	(3,526,675)
	$12,935,031	21,026,717	23,995,089

Discontinued operations:
Coal mining	$244,798	11,380,874	5,566,312
Coal washing	144,130	4,372,219	3,346,290
	$388,928	15,753,092	8,912,603

Total net income attributable to L&L	$13,323,959	36,779,809	32,907,692

Depreciation and amortization expense	2012	2011*	2010*
Coal mining	$3,547,605	3,454,425	737,807
Coal wholesale	60,004	56,462	24,607
Coking	329,386	294,285	143,708
Coal washing	565,081	563,751	47,205
Parent Company	280,950	295,996	45,995
	$4,783,025	4,664,919	999,322

Discontinued operations:
Coal mining	$1,278,813	1,015,881	21,106
Coal washing	710,197	160,273	12,688
	$1,989,010	1,176,154	33,794

Total depreciation and amortization expense	$6,772,035	5,841,073	1,033,116

Capital expenditure	2012	2011*	2010*
Coal mining revenue	$494,982	1,035,210	8,789,404
Coal wholesale revenue	-	171,306	752,569
Coking revenue	19.076	101,336	679,096
Coal washing revenue	51,116	271,539	590,850
Parent Company	56,261	2,206,791	2,368,186
	$621,435	3,786,182	13,180,105

Discontinued operations:
Coal mining	$183,397	305,044	3,204,143
Coal washing	107,978	117,231	1,926,229
	$291,375	422,275	5,130,372

Total capital expenditure	$912,810	4,208, 457	18,310,477

Total assets	2012	2011	2010
Coal mining	$172,732,033	152,223,697	95,128,900
Coal wholesale	19,375,449	16,413,902	13,678,836
Coal coking	11,615,194	9,333,559	6,969,256
Coal washing	33,011,004	34,601,086	17,958,153
Parent Company (intercompany)	39,823,859	14,780,079	(5,130,621)
	$276,557,539	227,352,323	128,604,524

* Restated for discontinued operations

NOTE 26.  QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table contains selected statements of operations information, which is unaudited and should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Operating results for each quarter of fiscal year 2012 and 2011 are summarized as follows:

Quarterly Period Ended
	31-Jul	October 31,	January 31,	April 30,
	2011	2011	2012	2012
Net Revenue	$36,143,879	$39,414,304	$26,981,815	$41,017,918
Gross Profit	$8,381,599	$11,412,308	$7,720,981	$12,321,185
Income from operation	$5,051,084	$5,927,991	$4,607,289	$7,238,728
Other income (expense)	$(569,213)	$(372,966)	$114,627	$3,055,395
Net income from continuing operations	$3,202,604	$3,299,690	$3,176,109	$7,343,806
Net income from discontinuing operations	$(816,716)	$490,250	$683,362	$(3,132,662)
Net income	$2,385,888	$3,789,940	$3,859,471	$4,211,144
Earning per shares from continuing operations-basic	0.10	0.10	0.10	0.20
Earning per shares from continuing operations-diluted	0.10	0.10	0.09	0.20

	31-Jul	October 31,	January 31,	April 30,
	2010	2010	2011	2011
Net Revenue	$38,554,082	$35,291,924	$49,775,866	$35,932,538
Gross Profit	$11,452,111	$12,732,723	$35,094,098	$7,243,025
Income from operation	$8,056,938	$8,490,560	$10,433,300	$954,259
Other income (expense)	$(83,383)	$320,032	$158,982	$529,604
Net income from continuing operations	$6,044,984	$6,653,328	$8,116,614	$172,181
Net income from discontinuing operations	$4,893,529	$4,407,531	$4,468,016	$2,023,626
Net income	$10,938,514	$11,060,859	$12,584,630	$2,195,807
Earning per shares from continuing operations-basic	0.21	0.22	0.27	0.01
Earning per shares from continuing operations-diluted	0.20	0.21	0.26	0.01

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

Note 28. SUBSEQUENT EVENTS

On May 21 2012, the Company announced the plan to begin a discretionary stock buyback program over the next 12 months, purchasing up to $10 million of outstanding LLEN shares from the open market. Under the buyback all purchased stock will be retired, reducing the Company’s outstanding shares and raising the attributable profit per unit to the shareholders.

On June 22 2012, the Company entered into MOU to acquire the controlling interest in of LuoZhou Mine from Union Energy, a local partner in GuiZhou province. LouZhou mine locates in HeZhang County, Guizhou Province with a targeted production of 450,000 tons per annum. L&L paid a deposit of approximately $349,000. The remaining balance will be paid in installments under other consideration, including payment-in-kind of non-strategically held interests, stock and/or cash.

On July 12, 2012, the entity form of DaPuAn has been changed from proprietorship to corporation.

 PARENT COMPANY FINANCIAL INFORMATION OF L & L ENERGY, INC.

 Condensed Balance Sheets (000s)

	As of April 30,
	2012	2011
Current assets
Cash and bank	$980	$1,317
Prepaid expenses and other current assets	269	214
Other receivable	7,854	8,579
Total current assets	9,103	10,110

Properties plant and equipment, net	353	435
Due from minority shareholders		-
Long term receivable		38
Investments in subsidiaries	167,279	153,951
Total long term assets	176,736	154,424

Total assets	$176,736	$164,534

Current liabilities
Accounts payable and accrued expenses	$326	$220
Other payables	35,868	33,286
Total current liabilities	36,194	33,506
Stockholders’ equity:
Shares capital	37	32
Paid in Capital	65,753	48,420
Deferred stock compensation		-
Treasury stock, at cost	(124)	(397)
Foreign currency translation	1,083	1,081
Retained earnings	73,792	81,892
Total stockholders equity	140,541	131,028
Total liabilities and stockholders equity	$176,736	$164,534

 Condensed Statements of Operations (000s)

	Years ended April 30,
	2,012	2,011	2,010
Consulting Expenses	$(6,408)	$(8,649)	$-
Administrative expenses	(3,293)	(3,127)	(2,857)
Personnel costs	-	-	(2,560)
Finance charges	932	(7)	(121)
Other income	673	233	529
Gain/(Loss) on disposal	-	-	1,303
Equity in income of subsidiaries	25,118	48,329	36,364
Net income Continued Operation	$17,022	$36,779	$32,658

Condensed Statements of Cash Flows (000s)

	Years ended April 30,
	2012	2011	2010
Net cash provided by operating activities	$34,247	$41,926	$36,175
Net cash used in investing activities	(43,361)	(55,048)	(58,130)
Net cash provided by financing activities	8,277	11,149	25,184
Cash and cash equivalents, beginning of year	1,317	3,290	62
Cash and cash equivalents, end of year	$980	$1,317	$3,290

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

As of April 30, 2012 and 2011, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.

L&L ENERGY, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended April 30, 2012, 2011 and 2010

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheet from the Asset to Which it Applies:
Allowance for Deferred Tax Assets
Year ended April 30, 2012	$ 7,000,000	$ -	$ 3,275,838	(1)	$ -	$ 10,275,838
Year ended April 30, 2011	$2,923,000	$ -	$ 4,077,000	(1)	$ -	$ 7,000,000
Year ended April 30, 2010	$ 1,170,000	$ -	$ 1,753,000	(1)	$ -	$2,923,000

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2012 and, based on this evaluation, have concluded that our disclosure controls and procedures were ineffective as of April 30, 2012.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that we did not maintain effective controls over the process of ensuring timely preparation of our consolidated financial statements. Additionally, we did not maintain effective controls over presentation and calculation of notes receivable result from the disposition of PingYi mine in the current year.

Changes in Internal Control over Financial Reporting

During the year ended April 30, 2012, we took several steps to improve our internal control function throughout the Company. These efforts have included and will continue to include the following: Recruitment of additional professionals, including CPAs, a CIA, an experienced PhD who is a quantitative operational specialist, IT professionals, and outside internal control consultants to speed up the reporting process. With respect to our successful recruitments thus far, and despite our assessed deficiencies included herein, we believe that we have made extensive improvements to our internal control processes. We intend to continue with exhausted efforts in the current fiscal year to continue to improve our internal controls and procedures.

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting during the fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Certain information required by Part III will be included in our definitive proxy statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the fiscal year ended April 30, 2012 and is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides information as of April 30, 2012 with respect to the shares of our common stock that may be issued under existing equity compensation plans:

Number of Securities
Available for
	Number of Securities		Issuance Under
	to be Issued	Weighted-Average	Equity Compensation
	Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Name and Type	Warrants and Rights	Warrants and Rights	In the First Column)

Equity compensation plans approved by stockholders
2010 Stock Incentive Plan	1,236,967	$7.65	2,963,033

Equity compensation plans not approved by stockholders	2,389,274(1	$ [4.06]	―

Total	3,626,241	$5.28	2,963,033

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

L & L ENERGY, INC.

Date: July 31, 2012	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee
	Title:	Chief Executive Officer

EXHIBIT 21.1

L&L ENERGY, INC.
SUBSIDIARIES OF THE COMPANY

Legal Entity Name	Jurisdiction of Incorporation
Kunming Biaoyu Industrial Boiler Co., Ltd	People’s Republic of China
L&L Yunnan Tianneng Industry Co. Ltd	People’s Republic of China
Yunnan L&L Tai Fung Ltd.	People’s Republic of China

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

L&L ENERGY, INC.

Date: July 31, 2012	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.

Date: July 31, 2012	By:	/s/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-K of L&L Energy, Inc. (the “Registrant”) for the year ended April 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: July31, 2012	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-K of L&L Energy, Inc. (the “Registrant”) for the period ended April 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ian G. Robinson, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: July31, 2012	By:	/s/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO