Form 10-K/A
L & L ENERGY, INC.
filed 2012-08-08
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-K/A

(Amendment No. 3)

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

EXPLANATORY NOTE

We have amended the XBRL equity table to correspond the information presented on the edgarized version of 10K.  There is no change in the original edgarized filing.  This amendment resolves the misalignment of information in the XBRL equity table.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L & L ENERGY, INC.

Date: August 8, 2012	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.

Date: August 8, 2012	By:	/s/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.

Date: August 8, 2012	By:	/s/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO

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

L&L ENERGY, INC.

Date: August 8, 2012	By:	/s/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.

Date: August 8, 2012	By:	/s/ Ian G. Robinson
	Name:	Ian G. Robinson,
	Title:	CFO