Form 10-Q
period 2012-09-10
L & L ENERGY, INC.
filed 2012-09-10
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED ON JULY 31, 2012.

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 7, 2012 there were 37,293,108 shares of common stock outstanding, with par value of $0.001.

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

L & L ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 31,2012 AND APRIL 30,2012
(Unaudited)
	July 31, 2012	April 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,690,290	$4,040,020
Accounts receivables	35,339,734	33,099,101
Prepaid and other current assets	27,940,821	22,824,020
Other receivables, net	7,806,753	8,738,868
Inventories	6,471,490	4,946,231
Total current assets	84,249,088	73,648,240

Property, plant, equipment, and mine development, net	153,260,042	132,630,829
Construction-in-progress	12,125,833	31,259,260
Intangible assets, net	400,933	428,036
Goodwill	3,736,722	3,768,443
Other assets	873,444	885,680
Long term receivable, net	26,276,812	27,840,433
Related party notes receivable	5,750,823	6,096,617
Total non-current assets	202,424,609	202,909,298

TOTAL ASSETS	$286,673,697	$276,557,538

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payables	$3,326,436	$803,975
Accrued and other liabilities	1,092,652	1,090,310
Other payables	21,652,625	20,969,802
Related party payables	17,036,441	17,251,921
Due to officers	421,333	414,667
Taxes payables	14,303,719	13,636,288
Customer deposits	605,526	1,542,064
Bank loans	2,210,992	2,229,761
Total current liabilities	60,649,724	57,938,788

LONG-TERM LIABILITIES
Long-term payable	302,384	304,951
Asset retirement obligation	2,487,066	2,459,352
Total long-term liabilities	2,789,450	2,764,303

Total Liabilities	63,439,174	60,703,091

EQUITY:
L&L ENERGY STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and outstanding	-	-
Common stock ($0.001 par value, 120,000,000 shares authorized: 37,224,073 and 36,991,397 shares issued and outstanding at July 31, 2012 and April 30, 2012 respectively)	37,224	36,991
Additional paid-in capital	66,318,438	65,752,560
Accumulated other comprehensive income	9,276,174	10,622,683
Retained Earnings	102,321,253	96,134,782
Treasury stock (143,093 shares and 143,093 shares at July 31, 2012 and April 30, 2012 respectively)	(123,968)	(123,968)
Total L & L Energy stockholders' equity	177,829,121	172,423,048
Non-controlling interest	45,405,402	43,431,399
Total equity	223,234,523	215,854,447
TOTAL LIABILITIES AND EQUITY	$286,673,697	$276,557,538

                                         The accompanying notes are an integral part of these consolidated financial statements

L & L ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS COMPRHENSIVE INCOME
FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011
(Unaudited)
	For The Three Months Periods Ended July 31,
	2012	2011
NET REVENUES	$45,305,935	$36,143,879
COST OF REVENUES	32,253,021	27,762,280
GROSS PROFIT	13,052,914	8,381,599

OPERATING COSTS AND EXPENSES:
Salaries & wages-selling, general and administrative	1,037,714	933,000
Selling, general and administrative expenses, excluding salaries and wages	2,865,806	2,397,516
Total operating expenses	3,903,520	3,330,516

INCOME FROM OPERATIONS	9,149,394	5,051,083
OTHER INCOME (EXPENSE):
Interest income (expense)	63,924	197,184
Other income (expense)	328,123	(762,483)
Total other income (expense)	392,047	(565,299)

INCOME BEFORE FROM CONTINUING OPERATIONS BEFORE PROVISON FOR INCOME TAXES	9,541,441	4,485,784
LESS PROVISION FOR INCOME TAXES	1,009,445	585,867
INCOME FROM CONTINUING OPERATIONS	8,531,996	3,899,917

Income attributable to non-controlling interests	2,345,525	697,314
Income attributable to L & L	6,186,471	3,202,603

DISCONTINUED OPERATIONS
Net loss from discontinued operations	-	(816,715)
TOTAL LOSS FROM DISCONTINUED OPERATIONS	-	(816,715)

NET INCOME	$8,531,996	$3,083,202

Net income attributable to non-controlling interests	2,345,525	697,314
Net income attributable to L & L	6,186,471	2,385,888

OTHER COMPREHENSIVE INCOME:
Foreign currency translation (loss) gain	(1,346,509)	1,212,580
COMPREHENSIVE INCOME	$7,185,487	$4,295,782

Comprehensive income attributable to non-controlling interests	$2,094,286	$1,740,794
Comprehensive income attributable to L & L	5,091,201	2,554,988

INCOME PER COMMON SHARE – basic from continuing operations		$0.17	$0.10
(LOSS) INCOME PER COMMON SHARE – basic from discontinued operations		$-	$(0.02)
INCOME PER COMMON SHARE – basic		$0.17	$0.08

INCOME PER COMMON SHARE – diluted from continuing operations		$0.17	$0.10
(LOSS) INCOME PER COMMON SHARE – diluted from discontinued operations	$		$(0.02)
		-
INCOME PER COMMON SHARE – diluted		$0.17	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic		36,839,324	31,355,781

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - diluted		36,839,324	31,704,978

                                                        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED JULY 31,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,531,996	$3,899,917
Loss from discontinued operations, net of income taxes	-	(816,715)
Adjustments to reconcile net income to net cash provided by operating activities:
Income from continuing operations, net of income taxes	8,531,996	3,083,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,582,219	1,001,138
Stock compensation	566,111	262,190
Accretion of asset retirement obligation	27,714	56,899
Accounts receivable	(2,240,633)	(7,420,621)
Prepaid and other current assets	(5,116,801)	12,186,844
Inventories	(1,525,259)	(1,142,871)
Other receivable	932,115	243,836
Accounts payable and other payable	2,989,804	(361,067)
Customer deposit	(936,538)	(492,168)
Accrued and other liabilities	(225)	107,516
Taxes payable	668,942	229,752
Note receivable	345,794	(195,806)
Net cash provided by continuing operating activities	5,825,239	7,558,844
Net cash provided by discontinued operating activities	-	513,730
Net cash provided by operating activities	5,825,239	8,072,574

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(98,629)	(376,833)
Construction-in-progress	(5,661,986)	(7,558,723)
Increase in restricted cash	-	(19,130)
Proceeds from repayment of long term receivable	1,563,621	-
Cash received from HSC disposal	-	1,088,524
Net cash used in continuing investing activities	(4,196,994)	(6,866,162)
Net cash used in discontinued investing activities	-	(3,138,231)
Net cash used in investing activities	(4,196,994)	(10,004,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to officers	6,666	-
Proceeds from Treasury stock sold	-	2,443,000
Payment to previous owner of acquired mine	-	(1,676,307)
Increase in related party receivable	-	(2,533,512)
Net cash provided by (used in) continuing financing activities	6,666	(1,766,819)
Net cash provided by discontinued financing activities	-	4,615,740
Net cash provided by financing activities	6,666	2,848,921

Effect of exchange rate changes on cash and cash equivalents	1,015,359	265,562

INCREASE IN CASH AND CASH EQUIVALENTS	2,650,270	1,182,664
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	4,040,020	4,914,425
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$6,690,290	$6,097,089

SUPPLEMENTAL INFORMATION
INTEREST PAID	$80,862	$72,819
INCOME TAX PAID	$580,334	$400,668

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

As of July 31, 2012, the Company has the following subsidiaries or operations in China:

•         Kunming Biaoyu Industrial Boiler Co., Ltd (“KMC”), which owns/controls coal wholesale operations, L&L Coal Partners (the “2 Mines” or “LLC”), which owns/controls two coal mining operations (DaPuAn Mine and SuTsong Mine) and DaPuAn Mine’s coal washing operations;

•         L&L Yunnan Tianneng Industry Co. Ltd. (“TNI”), which owns/controls ZoneLin Coal Coking Factory (“ZoneLin”);

•         Yunnan L&L Tai Fung (“Tai Fung”), which owns/controls SeZone County Hong Xing Coal Washing Factory (“Hong Xing”) and coal wholesale and distribution operations; and

•         Da Ping Coal Mine (“DaPing”);

•         Wei She coal mine (“Weishe”)

•         DaXing L&L Co.; Ltd

•         Guizhou LiWei Coal Co.; Ltd

Basis Of Presentation

The consolidated financial statements include the accounts of L & L Energy, Inc. and its affiliates. All intercompany transactions, profits and balances have been eliminated in consolidation.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in management’s opinion, are necessary for fair presentation of the information contained herein. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended April 30, 2012 as filed with the Securities and Exchange Commission (“SEC”) on July 31, 2012.

Principles of Consolidation

Principles of Consolidation - The fully consolidated financial statements include the accounts of (i) the Company, (ii) its 100% ownership of KMC , DaXing and Guizhou Li Wei subsidiaries including coal wholesale, (iii) 80% of operations of LLC “2 Mines”, (iv) 51% of WeiShe, (v) 98% of Tai Fung and 98% of TNI (coal washing and coking operations).  The Company fully consolidates 100% of the assets, liabilities of its subsidiaries and shows the non-controlling interests owned by their respective owners as Non-Controlling Interests.  The results of operations of our subsidiaries less amounts attributable to non-controlling interest owners are net income attributable to the Company.  All inter-company accounts and transactions are eliminated.

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

New accounting pronouncements

In July 2012, the FASB issued amended standards to simplify how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated condensed financial statements.

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

NOTE 3.  BUSINESS COMBINATIONS

Acquisitions

DaPing Coal Mine

On March 15, 2011, the Company entered into an Acquisition Agreement to acquired 60% equity of the DaPing Coal Mine (“DaPing”), with an effective date of March 15, 2011, for a purchase price of 112,080,000 RMB (equivalent to approximately US$17,064,815).An initial installment of 10,000,000 RMB (equivalent to US$1,592,686) had been paid as of July 31, 2012.  The remaining balance of 102,080,000 RMB is to be paid based on the achievement of several requirements by the Company and DaPing, which were met during the year-ended April 30, 2012. After meeting five requirements, 30% of the total purchase price, RMB33,624,000 (equivalent to US$5,355,249) should be paid. The remaining balance of 68,456,000 RMB (equivalent to US$10,902,894) is payable after meeting another 3 requirements subsequent. As of July 31, 2012, the remaining balance of approximately US$15 million is payable since the first 5 requirements haven’t been fully met. The Company paid the $1,676,307 of the total amount of purchase price in the period ended July 31, 2012.

The following table summarizes the allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price:
Current assets	$528,914
Property, plant and equipment	3,899,314
Intangible assets*	26,673,895
Fair value of assets	31,102,123
Less: Fair value of liabilities	(14,037,308)
Net assets acquired	$17,064,815
Non-controlling interest	$9,626,043

*Includes goodwill $2,625,751

Tai Fung Energy Inc. (“Tai Fung”)

On March 8, 2011, the Company entered into an Operating Agreement to invest up to RMB 20,000,000 (equivalent to US$3,063,069) in a newly established entity, Tai Fung, a Chinese company established in SeZone Country, Yunnan Province, PRC. Tai Fung is a marketing and distributing company of coal throughout China and began operation in April 30, 2011. The net assets on acquisition date comprise only cash contributed by the 2% non-controlling interest.

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

Weishe Coal Mine (“Weishe”)

On February 3, 2012, the Company entered into the Weishe Coal Mine Equity Ownership Transfer Agreement (the “Agreement”) with Guizhou Union Energy, Inc., a Chinese corporation (“Union”), Guizhou Union Capital Investment Holding Co., Ltd., a Chinese corporation (“Union Capital”), and Mr. GuoXu Zhang, a Chinese citizen (“Mr. Zhang”), to purchase 51% of the equity ownership interest of Weishe Coal Mine.

Under the Agreement, the purchase price for 51% of the ownership interest in Weishe Mine is about US$9.7 million, which will be paid in full by issuing 3,000,000 shares of common stock of the Company (“LLEN Stock”).  The 3,000,000 shares of Company Stock hasbeen paid to Union or a designee of Union in installments, based on the satisfaction of certain conditions set forth in the Agreement. The stock price on February 3, 2012 was $3.22 per share. The non-controlling interest in Weishe is measured at fair value at the acquisition date, with a discount rate approximately of 16% which reflected the factor of lack of marketability.

Allocation of purchase price:
Current assets	$1,158,026
Fixed assets	30,188,177
Intangible assets*	779,075
Fair value of assets	$32,125,278
Less: Fair value of assets	(14,609,871)
Net assets acquired	$17,515,407
Non-controlling interest	$7,822,636

*Includes goodwill of $779,075

Pro-forma Information

The following unaudited pro forma financial information for the Company summarizes the results of operations for the periods indicated as if the PYC, Zonelin, Hong Xing, Daping, Tai Fung and Wei She (collectively, the “Companies”) acquisitions had been completed as of May 1, 2011 (depending on when the acquisitions occurred).  This pro forma financial information considers principally (i) the Company's audited financial results, (ii) the unaudited historical financial results of the Companies, as supplied to the Company, and (iii) select pro forma adjustments to the historical financial results of the Companies.  Such pro forma adjustments represent principally estimates of (i) the impact of the hypothetical amortization of acquired intangible assets and the recognition of fair value adjustments relating to tangible assets in pre-tax income in each period and (ii) the pro forma impact of the transaction on the Company's tax provision in each period.  These pro forma adjustments did not have a material impact on the pro forma Net income attributable to L&L Energy, as presented below. The following pro forma data does not purport to be indicative of the results of future operations or of the results that would have actually occurred had the acquisition taken place at the beginning of 2009:

	For the period ended
	July 31, 2012	July 31, 2011
Net revenue	$45,305,935	$36,678,795
Income from continuing operations	9,149,394	4,141,709
Net income attributable to L&L Energy	$6,186,471	$2,336,621
Basic proforma earning per share	0.17	0.07
Diluted proforma earning per share	0.16	0.07

Divestiture

Sale of HSC

In late 2009, early 2010, the Company determined that it was in the best interest of the Company for management’s time to be expended on other prospective acquisitions that would provide a better return to its stockholders.  Therefore, on April 18, 2010, the Company entered into an Equity Sale and Purchase Agreement (the “Equity Sale Agreement”) with Guangxi Liuzhou Lifu Machinery Co, Ltd, whereby the Company sold its 93% equity ownership interest in HSC for 41,000,000 RMB (equivalent to approximately US$6,000,000).  Guangxi Liuzhou Lifu Machinery Co, Ltd assumed the obligation of the Company to pay to HSC 23,800,000 RMB (equivalent to approximately US$3,485,300) that remained payable to HSC pursuant to the December Agreement.  Guangxi Liuzhou Lifu Machinery Co, Ltd also agreed to pay the remaining balance of 17,200,000 RMB (equivalent to approximately US$2,514,700) to the Company in three installments, (1) 3,440,000 RMB (approximately $502,940 USD) within six months of the sale, (2) 5,160,000 RMB (approximately $754,410 USD) between six months and twelve months after the sale, and (3) 8,600,000 RMB (approximately $1,257,350) between twelve and twenty-four months after the sale.  Pursuant to the Equity Sale Agreement, if Guangxi Liuzhou Lifu Machinery Co, Ltd does not make such scheduled payments, a penalty of 1% of the applicable payment will be assessed for any deadline that is missed.  Additionally, interest of 3.5% per annum of the applicable payment will be assessed as of the day after the applicable payment date.  The portions of the purchase price that are due within twelve months after the sale (i.e., the first two installments) are included as “Other receivables” on the Company’s consolidated balance sheets and the portion of the purchase price due within 24 months of the sale (i.e., the third installment) is included as a “Long term receivable” on the Company’s consolidated balance sheets.  The Company recorded US$834,181 as income from discontinued operations and recognized a gain of US$1,017,928 on the saleon April 18, 2010.As of July 31, 2012, outstanding receivable from sales of HSC was USD$8,021,256, which is expected to be received before April 30, 2013.

Sale of Ping Yi Mine

With consideration of several factors including continuing development strategies, the Company made the determination to dispose of the Ping Yi Mine.  On April 30, 2012, the Company entered into an Equity Sale and Purchase Agreement with Mr. Zhang, the previous owner of Ping Yi Mine, whereby the company sold its 100% equity ownership interest in Ping Yi Mine for RMB 196,000,000, approximately $31,000,000.  The payment was agreed to take the form of receipt with  payment in two parts, (1) through receipt of coal extracted from Ping Yi Mine subsequent to the disposal, including priority receipt of future coal from Ping Yi mine at a 5% discounted price compared to the market price until 70% of the payment is received; (2) through receipt of the use of Ping Yi Mine’s washing facilities subsequent to disposal, including  usage fees charged at a 3%~5% discounted price compared to the market price until 30% of the payment is received. The terms of the agreement state that full payment must be received within five years, and that 70% of total receipts must occur by the end of year three. As of July 31, 2012, the Company received total payment of 869,374, which $825,155 as prepayment of raw coal and 44,219 as coal washing facilities service.

The Company recorded $408,020 as income from discontinued operations for the year-ended April 30, 2012. Additionally, the company recorded $3,183,786 of costs to dispose related to the provision of discounting the estimated receipt of the payment over the payment term (refer to Note 5 and 11). Subsequently, the Company has written back $159,189 as income related to the provision for the three months ended July 31, 2012.

NOTE 4.  PREPAID EXPENSES AND OTHER CURRENT ASSET

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

Advances to suppliers increased by approximately $5 million as of July 31, 2012 compared to the same period of 2011, which mainly caused by the increase of prepayment of purchasing raw coal in our washing subsidiaries. During this quarter, the raw coal’s marketing price declined a little due to decrease of the national consumption. The company forecasts the marketing price of raw coal will increase again in future and it is a right time to purchase coal for washing, we increase prepayments to suppliers in order to lock up the current coal price.

Prepaid expenses and other current assets consisted of the following:

Description	July 31, 2012	April 30, 2012
Advances to suppliers	$ 27,526,916	$ 22,417,596
Bill receivable	-	-
Advanced to employees	363,825	344,124
Other	50,080	62,300
Total	$27,940,821	$ 22,824,020

NOTE 5.  OTHER RECEIVABLES

Other receivables consisted of the following:

Description	July 31, 2012	April 30, 2012
Short term loans to business associates	$366,725	$554,726
PYC receivable-current (note 3)	6,384,219	7,094,403
HSC receivable (note 3)	801,256	801,256
Other	254,554	288,483
Total	$7,806,753	$8,738,868

The Company made short term loans to business associates in order to develop a long term business relationship.  Such loans are considered consistent with accepted business practices in China.  These business associates are suppliers to our Company and we believe that these loans result in securing adequate supplies for the expansion of production capacity in our mines. As more fully discussed in Note 3, the Company sold its 100% equity ownership interest in Ping Yi Mine for RMB 196,000,000, approximately $31,200,000. The estimated receipt of payment is expected to generally occur of a five-year term, in accordance with the contract. As such, a valuation allowance was recorded to reflect the net present value of the payments during that term at a rate of 5%, which is with reference to the discount explicit in the agreement. The initial recording of this discount resulted in the recognition of a cost of disposal in the period when the disposal incurred, which will be accreted as interest income by effective interest method over the life of the agreement. As of July 31, 2012, the receivable related to the disposal of the Ping Yi Mine, net of discount of $27,306,030, with a current portion of $6,384,219.

NOTE 6.  INVENTORIES

Inventories are primarily related to coal located at KMC, Wei She, Tai Fung and TNI. Inventories consisted of the following:

Description	July 31, 2012	April 30, 2011
Raw Coal	$1,689,071	$897,004
Coke Coal	529,118	4,739
Fine Coal	4,253,301	4,044,488
Total	$6,471,490	$4,946,231

NOTE 7.  PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

Property, plant, equipment and mine development consisted of the following:

Description	July 31, 2012	April 30, 2012
Mine development	$68,793,675	$44,638,648
Mineral rights	65,645,925	66,203,195
Building and improvements	5,902,702	5,952,811
Machinery and equipment	25,306,253	26,759,805
Assets retirement cost, net	2,095,248	2,121,964
	167,743,803	145,676,423
Accumulated depreciation and amortization	(14,483,761)	(13,045,594)
Property, Plant and Equipment, net	$153,260,042	$132,630,829

Mineral rights represent the exclusive right, granted by the Chinese government, to operate the 4 Mine, DaPuAn, SuTsong, DaPing and WeiShe. The rights were acquired in the first quarter of 2008 as a result of the acquisition of the “2 Mines” on May 1, 2008 and on November 1, 2009, the acquisition of the DaPing on March 15, 2011 and the acquisition of the Wei She on February 3, 2012, respectively. The Company has elected to use unit-of-production method to depreciate its mineral rights.

Depreciation expense was $1,549,776 and $1,532,880 for the three months ended July 31, 2012 and July 31, 2011, respectively.

NOTE 8.   CONSTRUCTION IN PROGRESS

Construction in progress includes mine development, ventilation and electrical system improvements, building of staff quarters, and beginning construction of a sewage treatment system and road expansion for the washing facilities.  Construction in progress was $12,125,833 and $31,259,260 as of July 31, 2012 and April 30, 2012, respectively.  Capitalized interest costs included in construction in progress were approximately $0 and $41,390 for the three months ended July 31, 2012 and 2011, respectively.

NOTE 9.   INTANGIBLE ASSETS

Customer relationship and technology assets are being amortized over a period of 7 years.  Amortization expense for these assets was $23,564 and $41,090 for the three months ended July 31, 2012 and 2011, respectively.  Amortization expense of Asset Retirement Cost was $8,879 and $11,578 for the three and three months ended July 31, 2012 and 2011.

Intangible assets consisted of the following:

Description	July 31, 2012	April 30, 2012
Technology	$264,236	$266,479
Customer relationship	393,765	397,108
	658,001	663,587
Accumulated amortization	(257,068)	(235,551)
Total	$400,933	$428,036

The amortization schedule for the upcoming five years is as below (amount in thousands):

Remainder of Fiscal 2013	$47
Fiscal 2014	84
Fiscal 2015	121
Fiscal 2016	139
Thereafter	10
Total	$401

NOTE 10.   OTHER ASSETS

Other assets represent the long-term restricted cash which included bank deposits placed as guarantee for the future payments of costs related to land subsidence, restoration, rehabilitation and environment protections required by the coal authority, amount of $82,051 and $791,393 of Yunnan and Guizhou Province, respectively.

NOTE 11.   LONG TERM RECEIVABLE

In fiscal year of 2011, the Company entered into several agreements with Colorado-based Bowie Resources, LLC and have loaned a total of approximately $7 million.  The loan originally carried an interest rate of approximately between nine (9) percent to approximately eleven (11) percent.  The loan is co-senior with another lender.  The total owing to the Company as of July 31, 2012 is $5,355,001 include interest of $308,988.

As more fully disclosed in Note 3 and Note 6, the Company has recorded a long-term receivable related to the disposal of the Ping Yi Mine, as of July 31, 2012, the amount is of $20,921,811, net of a present value discount of $3,005,231 provided in the 10K ended April 30, 2012.

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

There was no impact to the statements of income and other comprehensive income for the three months ended July 31, 2012 and year ended April 30, 2012 as a result of these loans. For the three months ended July 31, 2012, the total amount of loan repayments was approximate $5.8 million.

Related party notes receivable consisted of the following as of July 31, 2012:

Borrowers	Relationship	USD	Maturity	Collateralized By
Associates to TianRi Coal Mine	Shareholder & non-controlling interest holder	$1,356,601	May 1, 2015	Mining Equipment
Associates to SuTsong	Shareholder & non-controlling interest holder	2,845,131	May 1, 2015	Mine Assets
Associates to DuPuAn	Shareholder & non-controlling interest holder	965,044	May 1, 2015	Mine Assets
Yunnan Tinnan Co. Ltd.	Non-controlling interest holder	366,751	May 1, 2015	Machinery
Others	Shareholder & non-controlling interest holder	217,295	Various dates
		$5,750,822

Related party notes receivable consisted of the following as of April 30, 2012:

Borrowers	Relationship	USD	Maturity	Collateralized By
Associates to TianRi Coal Mine	Shareholder & non-controlling interest holder	$1,614,984	May 1, 2015	Mining Equipment
Associates to SuTsong	Shareholder & non-controlling interest holder	2,869,284	May 1, 2015	Mine Assets
Associates to DuPuAn	Shareholder & non-controlling interest holder	973,237	May 1, 2015	Mine Assets
Yunnan Tinnan Co. Ltd.	Non-controlling interest holder	443,128	May 1, 2015	Machinery
Others	Shareholder & non-controlling interest holder	195,984	Various dates
		$6,096,617

Related Party Payable

Related party payable consisted of the following:

	July 31, 2012	April 30, 2012
Payable to Robert Lee	$1,647,933	$1,647,933
Share to be issued to Board of Directors and Officers	-	215,480
Payable to previous owners of DaPing Coal Mine	15,388,508	15,388,508
Total related party payable - current	17,036,441	17,251,921
Payable to previous owners of ZoneLin (non-current)	302,384	304,951
Total related party payable	$17,338,826	$17,556,872

Related party payables do not bear interest and are un-collateralized. These related party payable have no impact on the statements of income and other comprehensive income for the three months ended July 31, 2012 and year ended April 30, 2012.

Due to Officers

Due to officers consisted of the following:

Due to officer	July 31, 2012	April 30, 2012
Dickson Lee	$250,000	$243,334
Clayton Fong	111,333	111,333
Shirley Kiang	60,000	60,000
Total due to officers/directors	$421,333	$414,667

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

The following is a summary of the change in the carrying amount of the asset retirement obligation during the quarter ended July 31, 2012 and year ended April 30, 2012.

	July 31, 2012	April 30, 2012
Beginning balance	$2,459,352	$1,978,877
Liabilities incurred during the period	-	902,178
Liabilities settled during the period	-	(673,214)
Accretion of interest	27,714	251,511
Ending balance	$2,487,066	$2,459,352

NOTE 14.   OTHER PAYABLES

Other Payables consisted of the following:

Description	July 31, 2012	April 30, 2012
Payable to business associates	$2,501,522	$2,029,517
Resource surcharge payable of WeiShe Coal Mine	13,265,951	13,378,566
Others	5,885,152	5,561,719
Total other payables	$21,652,625	$20,969,802

Total Other Payables was $21.7 million as of July 31, 2012. None of these payables are collateralized by any assets of the Company. $2 million was a temporary interest free loan from a business partner. $13.3 million is estimated resource surcharge payable of Wei She Mine through acquisition. The estimated resources surcharge is determined by the coal reserve and surcharge per ton, which the guidance was issued by GuiZhou Land Resources Council.The other $5.9 million is for salary payable, notes payable, miscellaneous payment of fees related to maintenance, safety, employee training for security and environmental matters.

NOTE 15.  TAX PAYABLES

Taxes payable consisted of the following:

Description	July 31, 2012	April 30, 2012
VAT Payable	$5,503,966	$5,397,254
Income Tax Payable	5,314,409	4,885,298
Other Taxes Payable	3,485,344	3,353,736
Total Tax Payable	$14,303,719	$13,636,288

* Other Taxes Payables mainly include resources tax payable and business tax payable

NOTE 16.   BANK LOANS

During the fourth quarter of 2011, as part of acquisition of DaPing, the Company assumed RMB 20 million bank loan or approximately $3,077,160 with interest rate of 9.18% per annum and matured on October 29, 2011. RMB 6 million or approximately $0.95 million of this loan had been paid in early November 2011 and the other RMB 14 million or approximately $2.2 million has since been extended to November 30, 2012. All loans are unsecured.

NOTE 17.   INCOME TAXES

Our effective tax rates were approximately 10.6% and 13.0% for the three months ended July 31, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates, and the Company has net operating loss carry-forwards available to offset current and future taxable income.

NOTE 18.   STOCKHOLDERS’ EQUITY

Stock Issued for Compensation:

The Board of Directors approved to issue shares in respect to the services provided by Ian Robinson, our Chief Financial Officer and other key employees during this quarter. For the three months ended July 31, 2012, the Company issued 32,175 shares to Ian Robinson and 179,667 shares to other key employees, with the share value of $164,092 and $350,768.

For the three months ended July 31, 2012, the Company issued 20,834 shares of common stock to the Board of Directors, with the share value of $51,250.

For the three months ended July 31, 2012, the Company issued 5,000 shares of common stock with the share value of $11,850 for advisor. Simultaneously, the company cancelled 5,000 shares issued as advisor compensation during last fiscal year, with the share value of $11,850.

During the first quarter, no stock options or warrants were issued for compensation

Stock issued for Cash:

For the three months ended July 31, 2012, no common stock was issued for cash. During the first quarter, no warrants were issued or exercised for cash, respectively.

Treasury Stock:

During the first quarter ended July 31, 2012, no treasury stock has been purchased or sold by the Company.

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

The fair value was estimated on the date of the grant using the Black-Scholes option-pricing model. The following table displays the weighted average assumptions that have been applied to estimate the fair value of warrants on the date of grant for the three months ended July 31, 2012:

July 31, 2012
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

For the three months ended as July 31, 2012, no warrant was issued or exercised.

Following is a summary of the status of warrants outstanding at July 31, 2012:

Type of Warrants	Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Executives-Class D	$2.25	10,000	0.58	$2.25
Directors - Class E	$3.00 - 9.34	210,916	2.29	$3.03
Non-employee	$11.22	1,000	2.88	$11.22
Total		221,916	2.72	$3.03

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

On November 6, 2009, the Company issued to various investors 501,236 five year warrants to purchase shares of the Company’s common stock pursuant to a stock purchase agreement.  The exercise price is $5.62 per common stock and is exercisable immediately.  In connection with the stock issuance, the Company issued 66,832 five year warrants to the placement agent with an exercise price of $6.11 that is immediately exercisable.

On June 1, 2010, the Company received a payment of $50,000 from an investor for extending the expiration date from June 1, 2010 to December 31, 2010 of the remaining 1,000,000 shares associated with warrant K that the investor owns. The investor exercised all the 1,000,000 shares before the extended expiration date. As such, no warrants K were outstanding as of July 31, 2011.

On January 28, 2011, the Company issued to various investors 80,000 one year warrants to purchase shares of the Company’s common stock pursuant to a stock purchase agreement. The exercise price is $9.50 per common stock and is exercisable immediately.

For the three months ended July 31, 2012, no warrants were issued to investors. No warrants were exercised, respectively.

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

The table below is a summary of all warrants activity as of July 31, 2012:

Warrants Roll-forward Summary

	Units	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
Outstanding at April 30, 2012	870,692	$5.19	2.88
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at July 31, 2012	870,692	$5.19	2.63
Exercisable at July 31, 2012	870,692	$5.19	2.63

NOTE 20.   NON-CONTROLLING INTEREST

As described in Note 1, to the consolidated financial statements, the Company has the majority controlling interest of L&L Coal Partners (2 coal mining operations), TNI, Tai Fung, DaPing and WeiShe. During the fiscal year 2010, the Company increased its ownership interest in L&L Coal Partners to 80% from 60% at April 30, 2009. The equity related to non-controlling interest as of July 31, 2012 represents 20% third party interest in L&L Coal Partners, 2% third party interest in TNI, 2% third party interest in Tai Fung, 40% third party interest in DaPing and 49% third party interest in WeiShe. The non-controlling interest in Weishe is measured at fair value at the acquisition date, with a discount rate 16% which reflected the factor of lack of marketability.

Below is a schedule of changes in ownerships interest as of July 31, 2012 and April 30, 2011:

	July 31, 2012	April 30,2012
Beginning balance	$43,431,399	$29,530,133
Non-controlling interest related to acquisitions		7,822,636
Translation	(371,522)	1,083,961
Net income related to non-controlling interest	2,345,525	4,994,669
Ending balance	45,405,402	43,431,399

NOTE 21.   EARNINGS PER SHARE

The Company only had common shares, warrants and stock options issued and outstanding as of July 31, 2012.  Under the treasury stock method of earnings per share, the Company computed the diluted earnings per share as if all issued warrants or options were converted to common stock and cash proceeds were used to buy back common stock. The exercised prices of warrants and options are greater than fair market price. The securities are anti dilutive and can be ignored in the diluted Earnings Per Share calculation.

	For the Three Months Ended July 31
	2012	2011
EPS numerator:
Net income from continuing operations, net of income taxes	$8,531,996	3,899,917
Less: Net (loss) income attributable to non-controlling interests	2,345,225	697,314
Income from continuing operations attributable to common stockholders	6,186,471	3,202,603
(Loss) income from discontinued operations, net of income taxes	-	(816,715)
Net income attributable to common stockholders	$6,186,471	2,385,888
EPS denominator:
Weighted average shares outstanding — basic	36,839,324	31,355,781
Effect of dilutive shares	-	349,197
Weighted average shares outstanding — diluted	36,839,324	31,704,978
Basic EPS attributable to common stockholders:
Income from continuing operations	0.17	0.10
(Loss) income from discontinued operations	-	(0.02)
Net income attributable to common stockholders	$0.17	0.08
Diluted EPS attributable to common stockholders:
Income from continuing operations	0.17	0.10
(Loss) income from discontinued operations	-	(0.02)
Net income attributable to common stockholders	$0.17	0.08

NOTE 22.   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company held an operating lease in the Seattle office and the lease will expire in July 2013. The non-cancelable operating lease agreement requires that the Company pays certain operating expenses, including management fees to the leased premises. The future minimum rental payments in less than a year and in greater than a year are $ 38,070 and $12,690 respectively.

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

The Company is unable to estimate the amount or range of any potential loss in the event of an unfavorable outcome. As such, as of July 31, 2012, the Company has not accrued any liability in connection with potential losses from legal proceedings.

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

Concentrations

For the three months ended July 31, 2012, we had one major customer who purchased 26% of the Company’s total sales, and represented $9,124,107 of AR balance in total as of July 31, 2012. In addition, we had two major suppliers who provided 46% of our total purchases, and the relevant account payable had been paid off as at July 31, 2012.

NOTE 23.   STOCK INCENTIVE PLAN

On September 9, 2010, our Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”), which was approved by our shareholders at our annual meeting of the shareholders held on the same date. On February 17, 2011, the company filed S-8 Registration Statement. The Stock Incentive Plan authorizes the Board of Directors or one or more of its members to grant options to eligible individuals to purchase shares of common stock our Company to eligible individuals.  Eligible individuals may be employees, non-employee members of the Board or the board of directors of any Parent or Subsidiary, and consultants who provide valuable service to us or our Parent or Subsidiary. Options to purchase Common Stock may be incentive stock options, stock units, stock appreciation rights or non-statutory stock options as determined by the Board of Directors or its delegate 4,200,000 shares of Common Stock were reserved for issuance.

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

For the three month ended July 31, 2012, no stock option has been granted or vested. No stock option has been exercised.

The following table displays the weighted average assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the three months ended July 31, 2012:

2013
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

(3)     Expected Volatility: Expected volatility is computed base on the standard deviation of the continuously compounded rate of return of days when the stock price changed over the historical period of the expected life of the options.

(4)     Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in there foreseeable future.

Stock compensation expense was recognized based on awards expected to vest. FASB ASC Topic 718 requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The following summarizes pricing and term information for options outstanding as of July 31, 2012:

	Options Outstanding
		Weighted
Range of	Total Options	Average Remaining Life	Weighted
Exercise Prices	Outstanding	(Years)	Average Exercise Price
7.65	40,000	3.59	7.65

As of July 31, 2012, all stock options outstanding for compensation were exercisable. The weighted-average grant-date fair value of options granted during the year ended July 31, 2012 was $7.06.

The following table is a summary of stock option activity under the Stock Incentive Plan as of July 31, 2012 and changes for the year then ended:

	Incentive Stock	Weighted Average	Weighted Average
	Options	Exercise Price Per Share	Remaining Life (Years)
Outstanding at May 1, 2012	40,000	7.65	-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding at July 31, 2012	40,000	7.65	3.59
Exercisable at July 31, 2012	40,000	7.65	3.59

NOTE 24.   SEGMENT INFORMATION

The Company reports its operations primarily through the following reportable operating segments: coal mining, coal wholesaling, coking coal washing revenue. The Company’s chief operating decision maker uses operating income as the primary measure of segment profit and loss.

	For the three months ended July 31,
Total Revenues (including intersegment sales)	2012	2011
Coal mining revenue	$15,546,853	$6,889,562
Coal wholesale revenue	12,294,981	4,462,730
Coking revenue	1,720,948	6,644,119
Coal washing revenue	17,910,229	18,860,387
	$47,473,011	$36,856,798
Discontinued operations
Coal mining revenue	-	366,258
Coal washing revenue	-	489,427
	$-	$855,685

Total Revenue	$47,473,011	$37,712,483

Intersegment revenues	2012	2011
Coal mining revenue	$-	$712,920
Coal wholesale revenue	74,401	-
Coking revenue	-	-
Coal washing revenue	2,090,675	-
	$2,167,076	$712,920
Discontinued operations
Coal mining revenue	-	-
Coal washing revenue	-	366,258
	$-	$366.258

Total Intersegment revenues	$2,167,076	$1,079,178

Net revenues	2012	2011
Coal mining revenue	$15,546,853	$6,889,561
Coal wholesale revenue	12,294,981	4,462,730
Coking revenue	1,720,948	6,644,120
Coal washing revenue	17,910,228	18,860,387
Less intersegment revenues	(2,167,076)	(712,919)
	$45,305,934	$36,143,879
Discontinued operations
Coal mining revenue	-	366,258
Coal washing revenue	-	123,169
	$-	$489,427

Total Net revenues	$45,305,934	$36,633,306

Net income attributable to L&L	2012	2011
Coal mining	$5,671,969	$2,730,099
Coal wholesale	403,649	299,342
Coking	107,411	667,531
Coal washing	1,701,577	2,027,568
Parent Company	(1,698,135)	(2,521,937)
	$6,186,471	$3,202,603
Discontinued operations
Coal mining	-	(543,471)
Coal washing	-	(273,244)
	$-	$(816,715)

Total Net income attributable to L&L	$6,186,471	$2,385,888

Depreciation expense	2012	2011
Coal mining	$1,234,000	$656,960
Coal wholesale	11,747	15,319
Coking	89,040	76,187
Coal washing	143,122	138,285
Parent Company	71,866	67,006
	$1,549,775	$953,757
Discontinued operations
Coal mining	-	332,653
Coal washing	-	246,470
	$-	$579,123

Total Depreciation expense	$1,549,775	$1,532,880

Total assets	As of July 31, 2012	As of April 30, 2012
Coal mining	$181,838,496	$172,732,033
Coal wholesale	18,758,425	19,375,449
Coal coking	11,384,584	11,615,194
Coal washing	37,396,531	33,011,004
Parent Company (intercompany)	37,295,661	39,823,859
	$286,673,697	$276,557,539

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of theCompany. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties.  In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other filings with the U.S. Securities and Exchange Commission (“SEC”).  These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements.  The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

When we use the terms "we," "us," "our," "L & L," and "the Company," we mean L & L ENERGY, INC. a Nevada corporation, and its subsidiaries.

Overview

We produce, process, and sell coal in the People’s Republic of China (“China” or “PRC”) and also have a financial interest in the Bowie Mine, a U.S. thermal coal mine located in Paonia, Colorado. As of July 31, 2012 our vertically integrated coal operations include four coal mines, three coal washing plants, one coking facility, and a coal wholesale and distribution network in the southwest region of China. Currently, substantially all of our coal mining operations are located in the Guizhou and Yunnan provinces. Our operations are located in inland and rural areas of China, which are being developed at a faster rate than the coastal areas that have historically received most of the PRC’s government focus. We sell the coal we produce, or acquire through wholesalers, both though direct sales to end users in China and through other wholesalers.

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

We conduct our operations through both wholly- owned subsidiaries, majority interests in other entities, and one investment in a U.S.-based mine. As of April 30, 2012, we entered into several agreements with Colorado-based Bowie Resources, LLC (“Bowie”) and have loaned a total of about $7 million to Bowie..  The loan originally carried an interest rate of nine (9) percent and co-senior (secured against the assets of the mine)which has since increased to eleven (11) percent.  The loan and interest payment timetable is on schedule.  In addition to the loan, the Company has secured exclusive rights to market coal from Bowie to China, Taiwan, Japan, and Korea.  Bowie has been mining coal since 1997 and recently resumed its long wall production.  It produces high quality (“super compliance”) thermal coal with high Btu, low sulfur, and low ash.

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

At the start of the Company’s prior fiscal year in May 2011, inflation in China was 5.5%, rising to a high of 6.5% in July 2011.  After the PRC tightened their fiscal policies, which included letting interest rates rise and capping prices of certain domestically-produced commodities like coal not to exceed last year’s prices, inflation fell to 3.6% at the end of the Company’s prior fiscal year in April 2012. As a result, China began our last fiscal year with higher demand for coal to fuel GDP growth but coal shortages due to the capping of coal prices and ended our fiscal year with slightly decreasing demand from a slowing national economy and an oversupply of coal from a flood of cheaper imported coal.

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

Soon after the distribution of Guizhou Province’s policy, Liupanshui City Government, which is the local government of Pan County where our DaPing Mines operate, issued their implementation policy. We also anticipate and are prepared for the consolidation policy to eventually be implemented and accelerated in Yunnan Province.  As a result of increasing individual mine production standards and the accelerating consolidation policy, our coal operations have grown significantly in the last five years, primarily through acquisitions, and more recently from expanding production capacity at existing mines.

General Discussion and Analysis of First Quarter FY2013 Results

The first quarter results continued the momentum created by the growing recovery of our mining segment in the fourth quarter of FY2012. The coal produced and sold by our mines increased 33% from Q4 FY2012 to Q1 FY2013 and the tons of coal sold through our wholesale segment jumped 145% for the same period. However, our revenues were impacted by seasonal softening of coal prices in the regions we operate in. Our washing business performed consistent with last quarter while our coking segment continued its decline.

In addition, the Company announced a discretionary stock buy-back program in which up to $10 million of shares may be purchased from time-to-time in the open market during appropriate trading periods when the return on investment of the Company’s capital invested in re-purchased shares supersedes all other uses of that capital. The Company also entered into a MOU to purchase the two other mines owned by Union Energy, namely Louzhou and Lashu mines. Both have been designed to meet the maximum anticipated production capacity mandated by the Guizhou provincial government. The acquisition of Louzhou mine may include a swap of the DaPing mine, the ZoneLin coking plant, and shares of the Company for controlling interest in Louzhou mine. Our Weishe mine passed its final safety inspection in July and will receive its license for coal production, after which Weishe mine is projected to initially produce at an annual run rate of 150,000 tons.

Subsequent to these events in the first quarter, the Company recruited Mr. Y.P. Chan as our Managing Director for Mergers and Acquisitions. Mr. Chan is a seasoned executive who served as Interim CEO and COO of an U.S. publicly-listed company and earned both an MBA in Finance and MSEE from Columbia University. The Company also hosted its second annual on-site investor tour in China, visiting our loading and storage space at ShinPingBa, Guang SunYuan Mining Co.’s 33-acre site where we plan to co-develop a coal washing, blending, and storage facility, and our Weishe mine.

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

Organic Growth

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

This has resulted in the successful integration and safe expansion of the four mines we have acquired and currently operate, all of which are producing more than when we acquired them and are on their way to meeting the current 300,000 tons a year government-mandated minimum annual production requirement. For example, for the two mines which the Company has owned the longest, and have had the most time to work on our expansion plans, DaPuAn mine’s production increased from 33,814 tons during the three months ended July 31, 2011 to 53,144 tons during the three months ended July 31, 2012, representing approximately a 57.2% increase. Also, SuTsong mine’s production increased from 24,733 tons in this quarter FY2011 to 30,360 tons in this quarter FY2012, representing approximately a 22.8% increase.

Coal washing increases the value and revenue of some of our mined coal. The Company constructed the DaPuAn coal washing plant to enhance the value of the coal mined at DaPuAn mine. In addition, the Company expanded the capacity of our coal washing facilities, in particular Hong Xing and Da Ping (before its divesture), both of which washed other mines’ coal. In 2012, in order to save cost and expand business, The Company built a newly washing plant for Da Ping, Heng Tai Washing Plant.

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

Acquisitive Growth

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

We seek two types of acquisitions. Our standard criteria include existing mines in production with good infrastructure and sufficient reserves but lacking the capital and management to expand to or beyond the current minimum of 300,000 tons per year or mines. Because the consolidation policy requires that all mines must also join a holding company that controls coal production between 800,000 tons and 2,000,000 tons, our criteria now include larger operating or mines that were designed for a 300,000 and larger capacity mines that need to join a holding company.  We then send in a team to inspect the mine, evaluate the management, and perform extensive due diligence. Based on the analysis of our inspection team, we target and negotiate to acquire the best mines. Thus far, our acquisition team has attained signed letters of intent with 14 producing mines in Guizhou Province and will continue to evaluate and target further mines for acquisition. We may not acquire all the mines that we have signed letters of intent for. Our inspection team, with suggested strategies by Dr. Syd Peng , was in China at the end of our second fiscal quarter and the start of our fourth fiscal quarter to inspect, assess, and supervise the acquisitions. Dr. Peng and the inspection team have physically inspected a significant number of potential mines for acquisition and have recommended the Company pursue the acquisition of several of mines. Our teams are currently focused on extensive due diligence of these potential acquisitions in preparation for upcoming negotiations.

In addition to mines that meet our preferred criteria, we have been inspecting larger mines with production near 300,000 tons or more, or mines designed with greater production capacity, and have considerable proven coal reserves, better geology, and strong management teams already in place. When these well-designed mines are executed effectively, they require less capital expenditure to expand capacity. Strong management teams are integral to better safety and allow for scaling up operations more quickly. Mines with these characteristics are on the market more frequently than in the past because the government implementation of the Guizhou consolidation plan announced in the spring of 2011 has started to change the local market. The Company will put a higher priority on larger mines while continuing to explore existing mines that meet our preferred criteria. As a result, the Company recently entered into a relationship with Union Energy who is developing three mines, each designed with 450,000 tons of production capacity each. We have acquired the Weishe mine and may acquire the remaining two mines pending further due diligence, final negotiations on the terms, and board approval.

Other

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

The Company will continue to recruit talented professionals to strengthen our team at the board, officer, and management levels. Our board is composed mostly of independent directors who are predominately U.S. citizens. Their experience ranges from a leader in clean energy to a former member of Congress and cabinet secretary of the U.S. Department of Commerce and the U.S. Department of Transportation. We recently recruited a world-renowned expert in coal mining who had chaired the Department of Mine Engineering at West Virginia University and a former senior executive with the largest coal company in the world. Officers include the founder of the Company, a Chief Financial Officer who was a partner with Ernst & Young, two former senior White House staffers, one of whom is also the former Director of the United States Mint. We have recruited key managers to augment our legal, accounting, and operations departments in both the United States and China, many who were trained in the United States and have advanced degrees in business.

The Company’s immediate mission is to become a leading coal energy company in the coal-rich Yunnan and Guizhou Provinces. To meet the government-mandated production targets for each holding company in Guizhou, we believe that the Company’s production capacity will increase to between 1,000,000 and 2,000,000 tons per year by end of 2013.

Results of Operations

The following table presents our operating results as a percentage of our revenues for the periods indicated:

For Continued Operations (Excluding Ping Yi Mine and Washing Plant)

	Three Months Ended July 31,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$45,305,935	100%	$36,143,879	100%
Cost of revenue	32,253,021	71%	27,762,280	77%
Gross profit	13,052,914	29%	8,381,599	23%
Selling general & administrative	3,903,518	9%	3,330,516	9%
Interest expense (income)	(63,924)	0%	(197,184)	(1)%
Other expense (income)	(328,124)	(1)%	762,483	2%
Provision for income taxes	1,009,445	2%	585,867	2%
Net Income Attributable to Non-controlling interest	2,345,525	5%	697,314	2%
Net income	$6,186,474	14%	$3,202,603	7%

For Discontinued Operations (Ping Yi Mine and Washing Plant):

	Three Months Ended July 31,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$-	-	$489,428	(60)%
Cost of revenue	-	-	681,695	(83)%
Gross profit/(Loss)	-	-	(192,267)	24%
Selling general & administrative	-	-	620,533	(76)%
Interest expense (income)	-	-	(1,164)	0%
Other expense (income)	-	-	5,078	(1)%
Provision for income taxes	-	-	-	0%
Net Income Attributable to Non-controlling interest	-	-	-	0%
Net income/(Loss)	$-	-	$(816,715)	100%

Revenue

The following table presents revenues by operating segment:

For Continued Operations (Excluding Ping Yi Mine and Washing Plant)

	Three Months Ended		Increase (Decrease)
	July 31,		to Revenues
	2012	2011	$	%

Coal Mining	$15,546,853	$6,176,642	$9,370,211	152%
Coal Wholesale	12,218,580	4,462,730	7,755,850	174%
Coal Washing	15,819,554	18,860,387	(3,040,833)	(16)%
Coal Coking	1,720,948	6,644,120	(4,923,172)	(74)%
Total Revenues	$45,305,935	$36,143,879	$9,162,056	25%

For Discontinued Operations (Ping Yi Mine and Washing Plant):
Three Months Ended			Increase (Decrease) to Revenues
July 31,
2012		2011	$		%

Coal Mining	$-	$366,258		$(366,258)	(100)%
Coal Wholesale	-	-		-
Coal Washing	-	123,169		(123,169)	(100)%
Coal Coking	-	-		-
Total Revenues	$-	$489,427		$(489,427)	(100)%

For continued operations, in this quarter, our net revenue increased from $36.1 million during the three months ended July 31, 2011 to $45.3 million during the three months ended July 31, 2012, representing approximately a 25% increase. The increase was primarily due to the increased volume of coal production and sales. In the quarter, our coal mining revenue increased from 6.2million during the three months ended July 31, 2011 to $15.5 million during the three months ended July 31, 2012, representing approximately a 152% increase. The revenue of coal wholesale increased from $4.5 million during the three months ended July 31, 2011 to $12.2 million during the three months ended July 31, 2012, representing approximately a 174% increase.

The strength in our organic coal sales in the quarter ended July 31, 2012 is chiefly attributable to our investment in mechanization and mine infrastructure, both of which allow us to increase the productivity of our mines. We also continued to benefit from growth in China’s economy and the resulting demand for energy. In particular, the China Central Government Western Development Program, which is a government mandate for additional energy to fuel economic growth, creates significant demand for coal and coal-related products in our markets.

Coal Mining

During the three months ended July 31, 2012, our coal mining net revenues increased from $6.2 to $15.5 million approximately a 152% increase compared to the three months ended July 31, 2011. The sales increase was due to the expansion of coal sales from 69,181 tons during the three months ended July 31, 2011 to 134,998 tons during the three months ended July 31, 2012, representing approximately a 115% increase. The corresponding impact on revenue was moderately reduced due to coal prices per ton declining slightly from $119.69 per ton the same period last year to $113.95 per ton this year, representing approximately a 4.8% decrease.All of our mines were operational during the quarter and production was on target. We accomplished continuing grow from last quarter to this quarter. The coal mining revenues increased from $12.8 million during the three months ended April 30, 2012 to $15.5 million during the three months ended July 31, 2012, representing approximately a 20.5% increase from last quarter to this quarter.

Wholesale revenues increased by 174% during the three months ended July 31, 2012 compared to the three months ended July, 31, 2011, resulting from the increased volume of sales due to our effective sales and marketing management. In addition, we were able to expand local market share and signed long-term contracts with local clients and state-owned enterprises because of our good working relationships with local and provincial governments. The wholesale revenues increased from $6.3 million (including $6 million of fine-coal and $290,140 of raw-coal, respectively.) during the three months ended April 30, 2012 to $12.2 million ($11.3 million of fine-coal and $890,520.83 of raw-coal, respectively) during the three months ended July 31, 2012, representing approximately a 93.6% increase from last quarter to this quarter.

Coal washing revenue decreased by 30.1% during the three months ended July 31, 2012 compared to the three month ended July 31, 2011 because tight supplies and falling price in this quarter.

Coal Coking revenue decreased by 49.8% of revenue due to the continued reduced production of Zone Lin Coking Plant. Initially the decrease was attributed to the shortage of raw coal sources because of the government mandated temporary slowdowns and idling of area mines. However, our coking segment has additionally been negatively impacted by slow steel demand and the resulting high stockpiles of coking coal. However, the average price per ton during the three months ended July 31, 2012 increased slightly compared to the same period last year.

Gross Profit

Our gross profit percentage in this quarter increased to 29% from 23% of the same quarter last fiscal year mainly as a result of the increase in production and sales volume in our mining segment revenue the increase in our coal wholesaling segment revenue. Coal mining has historically been the Company’s most profitable business segment. The corresponding change in product/segment mix and the reduction of fixed costs have accordingly increased the gross profit of the current period.

Selling general & administrative

Total sales, general, and administrative expense account for 9% of revenue, during the three months ended July 31, 2012 which was similar to the same period in 2011. This result is mostly due to our effective and sustainable management and stable operating mode.

Provision for income taxes

For Continued Operations (Excluding Ping Yi Mine and Washing Plant)

Three Months Ended July 31,
	2012	2011
Net income before income taxes	$9,541,441	$4,485,784
Provision for income taxes	1,009,445	585,867
Effective tax rate	10.58%	12.99%

Our provision for income taxes increased from the three months ended July 31, 2011 to the three months ended July 31, 2012, primarily as a result of increased net income.

Our effective tax rate decreased from 12.99% during the three months ended July 31, 2011 to 10.58% during the three months ended July 31, 2012.

Net Income Attributable to Common Stockholders

The following table presents net income attributable to common stockholders:

For Continued Operations (Excluding Ping Yi Mine and Washing Plant)

	Three Months Ended July 31,		Increase (Decrease) to Income
	2012	2011	$	%
Net income from continued operations (before non-controlling int.)	$8,531,996	3,899,917	4,632,079	119%
Less: Net income attributable to non-controlling interests	2,345,525	697,314	1,648,211	236%
Net income attributable to Common shareholders	$6,186,471	3,202,603	2,983,868	93%

The increase of our net income from continued operations before non-controlling interests was due to expansion of our mine market share and streamlining our selling, general &administrativeexpense. During the three months ended July 31, our coal mining segment and coal wholesale segment significantly improved our performance this quarter compare to the same period last year, increasing 152% and 174%, respectively. Specifically our DaPuAn Coal Mine coal accounted for 55% of the coal mining segment, which increased the percentage of net income attributable to non-controlling interests to net income from continued operations before non-controlling interest and led to a higher net income attributable to common shareholders.

Liquidity and Capital Resources

The following factors affected the Company’s liquidity and capital resources:

Net cash provided by operating activities was $5,825,239 for the three months ended July 31, 2012.  For the three months ended July 31, 2011, net cash flow provided by operating activities was $8,072,574.  The decrease in cash flow during the current quarter is due to increase in prepayments that mainly due to the market fluctuation in national wide. During this quarter, the market price of raw coal went down caused by the inventory increased. However, we expected this situation would not last too long base on two reasons. First, it is considered that the market price will go up as the 18th National Congress of the Communist Party of China will be held in October and the Government may implement some positive policies to stimulate the economy. Second, coal is the main energy source in China. To take advantage of the lower price of raw coal, we prepaid more to our suppliers in this quarter for future purchases.

Net cash used in investing activities was $4,196,994 during the three months ended July 31, 2012, compared to $10,004,393 used in investing activities during the same period in 2011. The decrease in cash outflow is due to decrease of cash used for construction-in-progress and property and equipment purchase.

Net cash provided by financing activities was $6,666 during the three months ended July 31, 2012, compared to $2,848,921 used during the same period in 2011. The decrease of cash inflow was caused by no treasury stock was sold during this period compared to the proceeds from the treasury stock sold of $2.4 million in the same period last year.

We will need to raise additional capital to expand our operations, both to fund additional investments in capital equipment and technology to increase production and improve safety at our existing facilities and to acquire additional profit making operations.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

As of July 31, 2012, we were contractually obligated to inject capital per our purchase agreements as follows:

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

Our critical accounting policies are discussed in “Management's  Discussion and Analysis or Plan of Operation” in our Annual Report on Form 10-K for the year ended April 30, 2011 and Quarterly Report on Form 10-Q for the quarter ended July 31. Those critical accounting policies remained unchanged at July 31, 2012.

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

Despite there being at times a coal shortage due to the continued growth of the Chinese economy, which has in turn led to upward movement of coal prices, market risks do exist if the market demand situation in China changes.

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

Since April 30, 2011, the Company has also completed the necessary improvements to our internal controls with the assistance of independent internal controls consulting firm and from comments received from our auditors while in the performance of their annual audit and reviews of our quarterly filings. Further, our internal control consultants conducted extensive internal controls testing in the following areas: equity grants and stock administration, financial reporting (including impairment testing, period end reconciliation, and financial reporting), IT general and application controls (security and access, capturing and processing information, end user computing, data backup and restoration), and each internal control tested effective.  Also the company employs a team of in-house internal control audit personnel. The Company believes that the deficiencies were remediated by the reporting period of July 31, 2012.

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

The recoverable coal reserves in mines decline as coal is extracted from them. In addition, the coal related business in China is heavily regulated by the PRC government, which, among other things, imposes limits on the amount of coal that may be extracted. As a result, our ability to significantly increase our production capacity at existing mines is limited, and our ability to increase our coal production will depend on acquiring new mines. Our existing mines are the DaPuAn, SuTsong, Ping Yi, Weishe and Da Ping coal mines.

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

We operate coal mines and related facilities that may be affected by water, gas, fire or structural problems and earthquakes. As a result, we, like other companies operating coal mines, have experienced accidents that have caused property damage and personal injuries. Although we continuously reviews our existing operational standards, including insurance coverage and have implemented safety measures, fire training at our mining operations and provided on-the-job training for our employees and workers, there can be no assurance that industry-related accidents, earthquakes or other disasters will not occur in the future. The insurance industry in China is still in its development stage, and Chinese insurance companies offer only limited business insurance products. We currently only have work-related injury insurance for our employees at the DaPuAn, SuTsong, Ping Yi,Weisheand Da Ping mines and limited accident insurance for staff and miners working in China. Any uninsured losses and liabilities incurred by us could have a material adverse effect on our financial condition and results of operations.

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

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its Annual Report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2010 and 2011 concluded that we did not maintain effective controls over the process of ensuring timely preparation of our financial reporting as of and for the fiscal years ended April 30, 2010 and 2011. In addition, our auditor, Kabani& Co. Inc., identified material weaknesses in our system of internal controls relating to the same. During the last two fiscal years, we have taken several steps to improve our internal control procedures, including adding additional internal and external resources. Until we are able to ensure the effectiveness of our internal controls, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in a timely and reliable manner. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act. We also expect these developments will make it more difficult and more expensive for us to attract and retain additional members to the board of directors (both independent and non-independent), and additional executives.

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

Effective July 21, 2005, The People’s Bank of China announced that the Renminbi (RMB) exchange rate regime changed from a fixed rate of exchange based upon the U.S. dollar to a managed floating exchange rate regime based upon market supply and demand of a basket of currencies. On July 26, 2005, the exchange rate against the Renminbi was adjusted to 8.11 Renminbi per U.S. dollar from 8.28 Renminbi per U.S. dollar, which represents an adjustment of approximately two percent. As of January31, 2012, the Renminbi appreciated to approximately RMB 6.31 per U.S. Dollar. It is expected that the revaluation of the Renminbi and the exchange rate of the Renminbi may continue to change in the future. Fluctuations in the exchange rate between the RMB and the United States dollar could adversely affect our operating results. Results of our business operations are translated at average exchange rates into United States Dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. We do not use hedging techniques to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock prices.

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

L & L ENERGY, INC.

Date: September 10, 2012	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: September 10, 2012	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: September 10, 2012	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended July 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: September 10, 2012	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended July 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ian G. Robinson, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: September 10, 2012	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO