Form 10-Q/A
period 2012-10-09
L & L ENERGY, INC.
filed 2012-10-09
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-Q/A

(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED ON JULY 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 9, 2012 there were 37,293,108 shares of common stock outstanding, with par value of $0.001.

EXPLANATORY NOTE

The 10Q for the fiscal quarter ending July 31, 2012 has been filed on September 7, 2012 and is readily available on EDGAR. However, the XBRL tables corresponding the 10Q were not activated. This 10Q/A does not change the content of the 10Q, it merely included the XBRL tables.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L & L ENERGY, INC.

Date: October 9, 2012	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: October 9, 2012	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: October 9, 2012	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO

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

L&L ENERGY, INC.

Date: October 9, 2012	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.

Date: October 9, 2012	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO