Form 10-Q
period 2012-10-31
L & L ENERGY, INC.
filed 2012-12-10
CIK 1137083

                                                         UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED ON OCTOBER 31, 2012.

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 10, 2012 there were 37,495,301 shares of common stock outstanding, with par value of $0.001.

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

                                                                                              PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

L & L ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2012 AND APRIL 30, 2012
(Unaudited)
	October 31, 2012	April 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,765,662	$3,547,953
Accounts receivables	35,763,902	26,032,123
Prepaid and other current assets	19,908,993	17,540,206
Other receivables	4,771,564	8,738,868
Inventories	4,724,191	4,701,954
Asset held for discontinued operations	74,776,538	68,769,279
Total current assets	143,710,850	129,330,383

Property, plant, equipment, and mine development, net	111,424,080	85,469,222
Construction-in-progress	6,361,387	26,417,686
Intangible assets, net	70,578	79,491
Goodwill	915,881	919,017
Other assets	773,041	404,689
Long term receivable	26,310,365	27,840,433
Related party notes receivable	6,055,964	6,096,617
Total non-current assets	151,911,296	147,227,155

TOTAL ASSETS	$295,622,146	$276,557,538

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,491,284	$799,101
Accrued expenses and other current liabilities	831,193	916,001
Other payables	20,041,264	19,102,859
Related party payables	12,693,932	17,251,921
Due to officers	926,333	414,667
Tax payable	13,301,805	12,633,204
Customer deposits	1,390,697	1,381,300
Liabilities held for discontinued operations	6,982,280	6,126,253
Total current liabilities	57,658,788	58,625,307

LONG-TERM LIABILITIES
Related party payable- Long term	303,910	304,951
Asset retirement obligations	1,836,735	1,772,833
Total long-term liabilities	2,140,645	2,077,784

Total Liabilities	59,799,433	60,703,091

EQUITY:
L&L ENERGY STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and outstanding	-	-
Common stock ($0.001 par value, 120,000,000 shares authorized: 37,381,775 and 36,991,397 shares issued and outstanding at October 31, 2012 and April 30, 2012 respectively)	37,382	36,991
Additional paid-in capital	66,805,328	65,752,560
Accumulated other comprehensive income	10,291,270	10,622,683
Retained Earnings	110,064,192	96,134,782
Treasury stock (86,595 shares and 143,093 shares at October 31, 2012 and April 30, 2012 respectively)	(68,035)	(123,968)
Total L & L Energy stockholders' equity	187,130,137	172,423,048
Non-controlling interest	48,692,576	43,431,399
Total equity	235,822,713	215,854,447
TOTAL LIABILITIES AND EQUITY	$295,622,146	$276,557,538

                                               The accompanying notes are an integral part of these consolidated financial statements

L & L ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS PERIODS ENDED OCTOBER 31, 2012 AND 2011
(Unaudited)
	For The Three Months Periods Ended October 31,		For The Six Months Periods Ended October 31,
	2012	2011	2012	2011
NET REVENUES	$45,504,279	$29,452,302	$84,952,377	$58,952,062
COST OF REVENUES	33,625,414	21,030,857	63,173,428	43,033,617
GROSS PROFIT	11,878,865	8,421,445	21,778,949	15,918,445

OPERATING COSTS AND EXPENSES:
Salaries & wages-selling, general and administrative	856,801	2,611,902	1,894,514	3,515,862
Selling, general and administrative expenses, excluding salaries and wages	3,304,418	2,302,624	5,902,374	4,493,423
Total operating expenses	4,161,219	4,914,526	7,796,888	8,009,285

INCOME FROM OPERATIONS	7,717,646	3,506,919	13,982,061	7,909,160
OTHER INCOME (EXPENSE):
Interest income (expense)	117,069	179,740	224,335	376,373
Other income, net	562,188	(482,050)	890,414	(1,117,599)
Total other income	679,257	(302,311)	1,114,749	(741,227)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	8,396,903	3,204,608	15,096,810	7,167,933
PROVISION FOR INCOME TAXES	805,527	540,310	1,497,967	1,090,327
INCOME FROM CONTINUING OPERATIONS	7,591,376	2,664,298	13,598,843	6,077,606

Income attributable to non-controlling interests	1,949,832	945,361	3,327,195	1,706,870
Income attributable to L & L	5,641,544	1,718,937	10,271,648	4,370,736

DISCONTINUED OPERATIONS - NET OF TAX
Net income from discontinued operations attributable to non-controlling interests	1,091,865	520,080	2,060,027	455,884
Net income from discontinued operations attributable to L & L	2,101,397	2,071,003	3,657,762	1,805,093
TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS	3,193,262	2,591,083	5,717,789	2,260,977

NET INCOME	$10,784,638	$5,255,381	$19,316,632	$8,338,583

Net income attributable to non-controlling interests	$3,041,697	$1,465,441	$5,387,222	$2,162,754
Net income attributable to L & L	7,742,941	3,789,940	13,929,410	6,175,829

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	1,015,096	3,273,921	(331,413)	4,486,501
COMPREHENSIVE INCOME	$11,799,734	$8,529,302	$18,985,219	$12,825,084

Comprehensive income attributable to non-controlling interests	$3,233,916	$2,006,831	$5,328,203	$2,867,882
Comprehensive income attributable to L & L	8,565,818	6,522,471	13,657,017	9,957,202

INCOME PER COMMON SHARE – basic from continuing operations	$0.15	$0.05	$0.27	$0.14
(LOSS) INCOME PER COMMON SHARE – basic from discontinued operations	$0.06	$0.07	$0.1	$0.05
INCOME PER COMMON SHARE – basic	$0.21	$0.12	$0.37	$0.19

INCOME PER COMMON SHARE – diluted from continuing operations	$0.15	$0.05	$0.27	$0.13
(LOSS) INCOME PER COMMON SHARE – diluted from discontinued operations	$0.06	$0.06	$0.1	$0.06
INCOME PER COMMON SHARE – diluted	$0.21	$0.11	$0.37	$0.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	36,988,915	32,225,085	37,569,600	31,788,767

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - diluted	36,988,915	33,385,777	37,569,600	32,949,459

                                                                                             The accompanying notes are an integral part of these consolidated financial statements

L & L ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED OCTOBER 31, 2012 AND 2011
	For The Six Months Periods Ended October 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,316,632	$8,338,583
Income from discontinued operations, net of income taxes	(5,717,789)	(2,260,977)
Income from continuing operations, net of income taxes	13,598,843	6,077,606
Adjustments to reconcile net income to net cash provided by operating activities:
Income from non-controlling interest
Depreciation and amortization	1,936,195	3,512,864
Stock compensation	1,053,157	2,261,045
Accretion of asset retirement obligation	63,903	69,941
Changes in assets and liabilities, net of businesses acquisitions:
Accounts receivable	(9,731,778)	(1,218,393)
Prepaid and other current assets	(2,368,787)	4,206,102
Inventories	(22,237)	(1,486,658)
Other receivable	3,967,304	1,726,323
Accounts payable	1,415,108	196,031
Customer deposit	9,397	(1,483,066)
Accrued and other liabilities	(85,849)	138,424
Taxes payable	670,120	327,203
Note receivable	40,653	(3,412,052)
Net cash provided by continuing operating activities	10,546,028	10,915,369
Net cash provided by discontinued operation	566,557	2,154,032
Net cash provided by operating activities	11,112,585	13,069,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(660,412)	(665,714)
Construction-in-progress	(9,807,917)	(10,722,505)
Increase in restricted cash	-	(118,651)
Proceeds from repayment of long term receivable	1,530,069	-
Cash received from HSC disposal	-	963,651
Net cash used in continuing investing activities	(8,938,260)	(10,543,219)
Net cash used in discontinuing investing activities	-	(4,735,424)
Net cash used in investing operation	(8,938,260)	(15,278,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to officers	511,666	(75,000)
Proceeds from Treasury stock sold	55,933	3,585,951
Payment to previous owner of acquired mine	(4,342,510)	(1,676,307)
Net cash (used in) provided by continuing finacing activities	(3,774,911)	1,834,644
Net cash (used in) provided by financing activities	(3,774,911)	1,834,644

Effect of exchange rate changes on cash and cash equivalents	1,818,295	1,254,471

INCREASE IN CASH AND CASH EQUIVALENTS	217,709	879,873
CASH AND CASH EQUIVALENTS, BEGINNING OF YEARS	3,547,953	4,914,425
CASH AND CASH EQUIVALENTS, END OF YEARS	$3,765,662	$5,794,298
	-
SUPPLEMENTAL INFORMATION
INTEREST PAID	$43,216	$72,819
INCOME TAX PAID	$580,334	$400,668

NON-CASH INVESTING AND FINANCING ACTIVITY:
Recovery of treasury stock	$-	$1,299
Payable to Daping shareholders	$11,045,999	$17,064,815

                                                                                             The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.   ORGANIZATION AND BASIS OF PRESENTATION

Description Of Business

L & L Energy, Inc. (“L&L” and/or the “Company”) was incorporated in Nevada, and is headquartered in Seattle, Washington.  Effective on January 4, 2010, the State of Nevada approved the Company’s name change from L&L International Holdings, Inc. to L & L Energy, Inc.  The Company is a coal (energy) company, and started its operations in 1995.  Coal sales are generated entirely in China, from coal mining, clean coal washing, coking and coal wholesale operations.  At the present time, the Company conducts its coal (energy) operations in Yunnan and Guizhou provinces, located in Southwest China.

As of October 31, 2012, the Company has the following subsidiaries or operations in China:

•         Kunming Biaoyu Industrial Boiler Co., Ltd (“KMC”), which owns/controls coal wholesale operations, L&L Coal Partners (the “2 Mines” or “LLC”), which owns/controls two coal mining operations (DaPuAn Mine and SuTsong Mine) and DaPuAn Mine’s coal washing operations; KMC also owns BaoXing Economic Trade Co. which is in wholesale operations.

•         L&L Yunnan Tianneng Industry Co. Ltd. (“TNI”), which owns/controls ZoneLin Coal Coking Factory (“ZoneLin”);

•         Yunnan L&L Tai Fung (“Tai Fung”), which owns/controls SeZone County Hong Xing Coal Washing Factory (“Hong Xing”) and coal wholesale and distribution operations; and

•         Da Ping Coal Mine (“DaPing”);

•         Wei She Coal Mine (“Weishe”)

•         DaXing L&L Co. Ltd

•         Guizhou LiWei Coal Co. Ltd

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

Principles of Consolidation

Principles of Consolidation - The fully consolidated financial statements include the accounts of (i) the Company, (ii) its 100% ownership of KMC , DaXing and Guizhou LiWei subsidiaries including coal wholesale, (iii) 80% of operations of LLC (“2 Mines”), (iv) 51% of WeiShe, (v) 98% of Tai Fung and 98% of TNI (coal washing and coking operations).  The Company fully consolidates 100% of the assets, liabilities of its subsidiaries and shows the non-controlling interests owned by their respective owners as Non-Controlling Interests.  The results of operations of our subsidiaries less amounts attributable to non-controlling interest owners are net income attributable to the Company.  All inter-company accounts and transactions are eliminated.

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

NOTE 3.   BUSINESS COMBINATIONS

Acquisitions

DaPing Coal Mine

On March 15, 2011, the Company entered into an Acquisition Agreement to acquired 60% equity of the DaPing Coal Mine (“DaPing”), with an effective date of March 15, 2011, for a purchase price of 112,080,000 RMB (equivalent to approximately US$17,064,815). The Company had effective control of Da Ping since right after the signing of the Acquisition Agreement on March 15, 2011. An initial installment of 10,000,000 RMB (equivalent to US$1,592,686) had been paid as of July 31, 2012. The remaining balance of 102,080,000 RMB is to be paid based on the achievement of several requirements by the Company and DaPing. After meeting five requirements, 30% of the total purchase price, RMB33,624,000 (equivalent to US$5,355,249) should be paid. The remaining balance of 68,456,000 RMB (equivalent to US$10,902,894) is payable after meeting another 3 requirements subsequent. As of October 31, 2012, the remaining balance of approximately US$11.7 million is payable since the first 5 requirements haven’t been fully met. The Company paid the $6,018,817 of the total amount of purchase price in the period ended October 31, 2012.

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

*Includes goodwill $2,625,751

Tai  Fung Energy Inc. (“Tai Fung”)

On March 8, 2011, the Company entered into an Operating Agreement to invest up to RMB 20,000,000 (equivalent to US$3,063,069) in a newly established entity, Tai Fung, a Chinese company established in SeZone Country, Yunnan Province, PRC. Tai Fung is a marketing and distributing company of coal throughout China. The net assets on acquisition date comprise only cash contributed by the 2% non-controlling interest.

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

  *Includes goodwill of $779,075

Pro-forma Information

The following unaudited pro forma financial information for the Company summarizes the results of operations for the periods indicated as if the PYC, Zonelin, Hong Xing, Daping, Tai Fung and Weishe (collectively, the “Companies”) acquisitions had been completed as of May 1, 2011 (depending on when the acquisitions occurred) even though the revenue for PYC, Zoneline and Daping have not been included in the “CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME” above.  This pro forma financial information considers principally (i) the Company’s audited financial results, (ii) the unaudited historical financial results of the Companies, as supplied to the Company, and (iii) select pro forma adjustments to the historical financial results of the Companies.  Such pro forma adjustments represent principally estimates of (i) the impact of the hypothetical amortization of acquired intangible assets and the recognition of fair value adjustments relating to tangible assets in pre-tax income in each period and (ii) the pro form impact of the transaction on the Company’s tax provision in each period.  These pro forma adjustments did not have a material impact on the pro forma net income attributable to L&L Energy, as presented below.  The following pro forma data does not purport to be indicative of the results of future operations or of the results that would have actually occurred had the acquisition taken place at the beginning of 2009:

	For the quarter ended
	October 31, 2012	October 31, 2011
Net revenue	$54,945,687	$39,459,793
Income from continuing operations	11,363,406	5,831,417
Net income attributable to L&L Energy	$7,583,750	$3,250,423
Basic proforma earning per share	0.21	0.10
Diluted proforma earning per share	0.21	0.10

Divestiture

Sale of HSC

In late 2009 to early 2010, the Company determined that it was in the best interest of the Company to expand on other prospective acquisitions that would provide a better return to its stockholders.  Therefore, on April 18, 2010, the Company entered into an Equity Sale and Purchase Agreement (the “Equity Sale Agreement”) with Guangxi Liuzhou Lifu Machinery Co, Ltd, whereby the Company sold its 93% equity ownership interest in HSC for 41,000,000 RMB (equivalent to approximately US$6,000,000).  Guangxi Liuzhou Lifu Machinery Co, Ltd assumed the obligation of the Company to pay to HSC 23,800,000 RMB (equivalent to approximately US$3,485,300) that remained payable to HSC pursuant to the December Agreement.  Guangxi Liuzhou Lifu Machinery Co, Ltd also agreed to pay the remaining balance of 17,200,000 RMB (equivalent to approximately US$2,514,700) to the Company in three installments, (1) 3,440,000 RMB (approximately $502,940 USD) within six months of the sale, (2) 5,160,000 RMB (approximately $754,410 USD) between six months and twelve months after the sale, and (3) 8,600,000 RMB (approximately $1,257,350) between twelve and twenty-four months after the sale.  Pursuant to the Equity Sale Agreement, if Guangxi Liuzhou Lifu Machinery Co, Ltd does not make such scheduled payments, a penalty of 1% of the applicable payment will be assessed for any deadline that is missed.  Additionally, interest of 3.5% per annum of the applicable payment will be assessed as of the day after the applicable payment date.  The portions of the purchase price that are due within twelve months after the sale (i.e., the first two installments) are included as “Other receivables” on the Company’s consolidated balance sheets and the portion of the purchase price due within 24 months of the sale (i.e., the third installment) is included as a “Long term receivable” on the Company’s consolidated balance sheets.  The Company recorded US$834,181 as income from discontinued operations and recognized a gain of US$1,017,928 on the sale on April 18, 2010.  As of October 31, 2012, outstanding receivable from the sale of HSC was USD$801, 256, which is expected to be received before April 30, 2013.

Sale of Ping Yi Mine

With consideration of several factors including continuing development strategies, the Company made the determination to dispose of the Ping Yi Mine.  On April 30, 2012, the Company entered into an Equity Sale and Purchase Agreement with Mr. Zhang, the previous owner of Ping Yi Mine, whereby the Company sold its 100% equity ownership interest in Ping Yi Mine for RMB 196,000,000, approximately $31,000,000.  The payment was agreed to take the form of receipt with  payment in two parts, (1) through receipt of coal extracted from Ping Yi Mine subsequent to the disposal, including priority receipt of future coal from Ping Yi mine at a 5% discounted price compared to the market price until 70% of the payment is received; (2) through receipt of the use of Ping Yi Mine’s washing facilities subsequent to disposal, including  usage fees charged at a 3%~5% discounted price compared to the market price until 30% of the payment is received. The terms of the agreement state that full payment must be received within five years, and that 70% of total receipts must occur by the end of year three. As of October 31, 2012, the Company received total payment of $3,575,262 which $3,387,663 as prepayment of raw coal and $187,599 as coal washing facilities service.

The Company recorded $408,020 as income from discontinued operations for the year-ended April 30, 2012. Additionally, the Company recorded $3,183,786 of costs to dispose related to the provision of discounting the estimated receipt of the payment over the payment term (refer to Note 5 and 11). Subsequently, the Company has written back $318,378 as income related to the provision for the six months ended October 31, 2012.

NOTE 4.   HELD FOR DISCONTINUED OPERATIONS

On October 26, 2012, the Company decided to proceed with the Sales and Purchase Agreement with Union Energy for Luozhou and Lashu mines located in the Guizhou Province, China.  This transaction was then completed on November 18, 2012.

Under the Agreement, the Company  acquired 95% of both Luozhou and Lashu mines from Union Energy for $37.1 million. This payment was satisfied by a cash outlay of approximate $1.7 million and transfers of the Company's interests in Zonelin Coking Plant (98%) and the DaPing Mine (60%).

The operating results of Zonelin Coking Plant and Da Ping Coal Mine are included in Discontinued operations––net of tax for all periods presented. In addition, the assets and liabilities associated with this business are classified as Assets  held for discontinued operations and Liabilities held for  discontinued operations, as appropriate, in the consolidated balance sheets.

The following table provides the components of Discontinued operations—net of tax for Zonelin Coking Plant and Da Ping Coal Mine:

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Revenues	$9,441,407	$9,962,002	$15,299,245	$16,606,121
Income from discontinued operations before provision for taxes on income	$3,592,778	$2,332,546	$6,434,291	$2,876,541
Provision for taxes on income	409,276	248,568	726,262	305,954
Net Income from Discontinued operations attributable to L&L ––net of tax	$2,101,397	$1,564,235	$3,657,762	$2,115,039
Net Income from Discontinued operations attributable to Non controlling interest––net of tax	$1,082,105	$519,743	$2,050,267	$455,548

The following summarizes the assets and liabilities of our discontinued operations at October 31, 2012 and April 30, 2012 which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet related to the announced agreement to sale of ZoneLin and DaPing. According to FASB ASC 360 Rule, the assets and liabilities of discontinued operations are considered held for sale at October 31, 2012 as the Company announced on October 22, 2012 to finalize the transactions:

	DaPing & ZoneLin
	October 31, 2012	April 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$746,298	$979,116
Accounts receivables	12,894,180	7,070,083
Prepaid and other current assets	2,614,793	5,287,879
Inventories	1,321,819	244,373
Total current assets	17,577,090	13,581,451

Property, plant, equipment, and mine development, net	46,381,580	47,147,859
Construction-in-progress	7,190,056	4,841,574
Intangible assets, net	308,761	348,873
Goodwill	2,839,702	2,849,522
Other assets	479,350	-
Total non-current assets	57,199,448	55,187,828
TOTAL ASSETS HELD FOR DISCONTINUED OPERATIONS	$74,776,538	$68,769,279

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,857	$4,877
Accrued expenses and other current liabilities	186,109	334,571
Other payables	2,227,041	1,866,964
Tax payable	1,573,533	1,003,561
Customer deposits	57,045
Bank loans	2,222,152	2,229,761
Total current liabilities	6,270,737	5,439,734

LONG-TERM LIABILITIES
Asset retirement obligations	711,543	686,519
Total long-term liabilities	711,543	686,519

TOTAL LIABILITIES HELD FOR DISCONTINUED OPERATIONS	$6,982,280	$6,126,253

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

Advances to suppliers was $17.6 million as of October 31, 2012 increased by approximately $0.5 million compared to April 30, 2012. The raw coal’s marketing price declined a little during the period of the fourth quarter of fiscal year 2012. The company keeps a high prepayment to suppliers in order to lock up the current coal price as the company forecasts the marketing price will increase again in future. ,

Prepaid expenses and other current assets consisted of the following:

Description	October 31, 2012	April 30, 2012*
Advances to suppliers	$ 17,626,652	$17,133,782
Bill receivable	2,015,809	-
Advanced to employees	256,939	344,124
Other	9,593	62,300
Total	$19,908,993	$ 17,540,206

*Reclassification

NOTE 6.   OTHER RECEIVABLES

Other receivables consisted of the following:

Description	October 31, 2012	April 30, 2011*
HSC receivable - current (note 3)	$801,256	$801,256
PYC receivable - current (note 3)	3,824,997	7,094,403
Other	145,311	288,483
Short term loans to business associates	-	554,726
Total	$4,771,564	$8,738,868

*Reclassification

The Company made short term loans to business partners in order to develop a long term business relationship.  Such loans are considered consistent with accepted business practices in China.  These business partners are suppliers to our Company and we believe that these loans result in securing adequate supplies for the expansion of production capacity in our mines. As more fully discussed in Note 3, the Company sold its 100% equity ownership interest in Ping Yi Mine for RMB 196,000,000, approximately $31,200,000. The estimated receipt of payment is expected to generally occur of a five-year term, in accordance with the contract. As such, a valuation allowance was recorded to reflect the net present value of the payments during that term at a rate of 5%, which is with reference to the discount explicit in the agreement. The initial recording of this discount resulted in the recognition of a cost of disposal in the period when the disposal incurred, which will be accreted as interest income by effective interest method over the life of the agreement.  As of October 31, 2012, the receivable related to the disposal of the Ping Yi Mine, net of discount of $24,746,808, with a current portion of $3,824,997.

NOTE 7.  INVENTORIES

Inventories are primarily related to coal located at KMC, WeiShe, Tai Fung and TNI. Inventories consisted of the following:

Description	October 31, 2012	April 30, 2011*
Raw Coal	$725,782	$754,047
Coke Coal	-	-
Fine Coal	3,998,409	3,947,907
Total	$4,724,191	$4,701,954

*Reclassification

NOTE 8.   PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

Property, plant, equipment and mine development consisted of the following:

Description	October 31, 2012	April 30, 2012*
Mine development	$73,369,311	$43,878,467
Mineral rights	24,193,994	24,276,841
Building and improvements	5,538,979	5,554,882
Machinery and equipment	21,480,110	22,076,263
Assets retirement cost, net	1,466,388	1,488,895
Total Property, Plant and Equipment	126,048,782	97,275,348
Accumulated depreciation and amortization	(14,624,702)	(11,806,126)
Total Property, Plant and Equipment, net	$111,424,080	$85,469,222

*Reclassification

Mineral rights represent the exclusive right, granted by the Chinese government, to operate the four Mines, DaPuAn, SuTsong, DaPing and WeiShe. The rights were acquired in the first quarter of 2008 as a result of the acquisition of the “2 Mines” on May 1, 2008 and on November 1, 2009, the acquisition of the DaPing on March 15, 2011 and the acquisition of the Wei She on February 3, 2012, respectively. The Company has elected to use unit-of-production method to depreciate its mineral rights. DaPing Mine is reclassified to Assets held for sales in this period.

Depreciation expense was $1,910,248 and $3,460,024 for the three and six months ended October 31, 2012, respectively.

Depreciation expense was $1,922,004 and $3,454,884 for the three and six months ended October 31, 2011, respectively.

Amortization expense of Asset Retirement Cost was $17,337 and $11,578 for the six months ended October 31, 2012 and 2011.

NOTE 9.   CONSTRUCTION IN PROGRESS

Construction in progress includes mine development, ventilation and electrical system improvements, building of staff quarters, and beginning construction of a sewage treatment system and road expansion for the washing facilities.  Construction in progress was $6,361,387 and $26,417,686 as of October 31, 2012 and April 30, 2012, respectively. The $20 million decrease was primary due to construction in progress had been completed in last quarter and transferred out to fixed assets.   Capitalized interest costs included in construction in progress were approximately $0 and $57,761 for the six months ended October 31, 2012 and 2011, respectively.

NOTE 10.   INTANGIBLE ASSETS

Customer relationship and technology assets are being amortized over a period of 7 years.  Amortization expense for these assets was $47,059 and $82,762 for the six months ended October 31, 2012 and 2011, respectively.

Intangible assets consisted of the following:

Description	October 31, 2012	April 30, 2012*
Technology	$73,791	$74,043
Customer Relationship	47,200	47,362
Total intangible assets	120,991	121,405
Accumulated amortization	(50,413)	(41,914)
Intangible Asset, net	$70,578	$79,491

*Reclassification

We have reclassified Mineral Rights to Property, Plant, Equipment and Mine Development. Mineral Rights were disclosed as Intangible Assets in prior financial statements.

The amortization schedule for the upcoming five years is as below (amount in thousands):

Remainder of Fiscal 2013	$9
Fiscal 2014	17
Fiscal 2015	17
Fiscal 2016	17
Thereafter	11
Total	$71

NOTE 11.   OTHER ASSETS

Other assets represent the long-term restricted cash which included bank deposits placed as guarantee for the future payments of costs related to land subsidence, restoration, rehabilitation and environment protections required by the coal authority, amount of $773,041 and $404,689 of Yunnan and Guizhou province as of October 31, 2012 and April 30, 2012, respectively.

NOTE 12.   LONG TERM RECEIVABLE

In fiscal year of 2011, the Company entered into several agreements with Colorado-based Bowie Resources, LLC and have loaned a total of approximately $7 million.  The loan originally carried an interest rate of 9%.  The loan is co-senior with another lender.  The total owing to the Company as of October 31, 2012 is $5,388,553 including previously accrued interest of $342,540.

As more fully disclosed in Note 3 and Note 6, the Company has recorded a long-term receivable related to the disposal of the Ping Yi Mine, as of October 31, 2012, the amount is of $20,921,812, net of a present value discount of $3,005,231 provided in the 10K ended April 30, 2012.

NOTE 13.   RELATED PARTY TRANSACTIONS

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

There was no impact to the statements of income and other comprehensive income for the six months ended October 31, 2012 and year ended April 30, 2012 as a result of these loans. For the six months ended October 31, 2012, the total amount of loan repayments was approximate 6.1 million.

Related party notes receivable consisted of the following as of October 31, 2012:

Borrowers	Relationship	USD	Maturity	Collateralized by
Associates to TianRi Coal Mine	Shareholder & non-controlling interest holder	$1,363,449	May 1, 2015	Mining equipment
Associates to SuTsong	Shareholder & non-controlling interest holder	2,859,492	May 1, 2015	Mine Assets
Associates to DuPuAn	Shareholder & non-controlling interest holder	1,065,151	May 1, 2015	Mine Assets
Yunnan Tinnan Co. Ltd.	Non-controlling interest holder	368,602	May 1, 2015	Machinery
Others	Shareholder & non-controlling interest holder	399,270	Various dates
	Total	$6,055,964

Related party notes receivable consisted of the following as of April 30, 2012:

Borrowers	Relationship	USD	Maturity	Collateralized By
Associates to TianRi Coal Mine	Shareholder & non-controlling interest holder	$1,614,984	May 1, 2015	Mining Equipment
Associates to SuTsong	Shareholder & non-controlling interest holder	2,869,284	May 1, 2015	Mine Assets
Associates to DuPuAn	Shareholder & non-controlling interest holder	973,237	May 1, 2015	Mine Assets
Yunnan Tinnan Co. Ltd.	Non-controlling interest holder	443,128	May 1, 2015	Machinery
Others	Shareholder & non-controlling interest holder	195,984	Various dates
	Total	$6,096,617

Related Party Payable

Related party payable consisted of the following:

Description	October 31, 2012	April 30, 2012*
Payable to Robert Lee	1,647,933	1,647,933
Share to be issued	-	215,480
Payable to previous owners of DaPing Coal Mine	11,045,999	15,388,508
Total current related party	$12,693,932	$17,251,921
Payable to previous owners of ZoneLin(non-current)	$303,910	$304,951
Total Payable-related party	$13,739,796	$18,301,366

* Reclassification

Related party payables do not bear interest and are un-collateralized. These related party payable have no impact on the statements of income and other comprehensive income for the six months ended October 31, 2012 and year ended April 30, 2012.

Due to Officers

Due to officers consisted of the following:

Due to officer	October 31, 2012	April 30, 2012
Dickson Lee	$815,000	$243,334
Clayton Fong	111,333	111,333
Shirley Kiang*	-	60,000
Total due to officers/directors	926,333	414,667

*no longer a director as of September 1, 2012.

NOTE 14.   ASSET RETIREMENT OBLIGATION

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

As for the WeiShe Mine, which acquired in February 2012, the management estimates the asset retirement obligation at a rate of 3 RMB per ton based on total reserves at the end of the useful lives of the mine. The Company expects to extract approximately 19 million tons of coal over the expected useful life of thirty years. The interest rate used in the net present value calculation is 8%.

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

The following is a summary of the change in the carrying amount of the asset retirement obligation during the quarter ended October 31, 2012 and year ended April 30, 2012.

	October 31, 2012	April 30, 2012*
Beginning balance	$ 1,772,833	$ 1,978,877
Liabilities incurred during the period	-	902,178
Liabilities settle during the period	-	(673,214)
Accretion of interest	63,902	251,511
ARO from discontinued operation-DaPing	-	(686,519)
Ending balance	$ 1,836,735	$ 1,772,833

*Reclassification

NOTE 15.   OTHER PAYABLES

Other Payables consisted of the following:

Description	October 31, 2012	April 30, 2012*
Payable to business partners	$340,408	$404,977
Resource surcharge payable of WeiShe Coal Mine	13,317,038	13,378,566
Others	6,383,819	5,319,316
Total other payable	$20,041,264	$19,102,859

*Reclassification

Total Other Payables was $20 million as of October 31, 2012. None of these payables are collateralized by any assets of the Company. $13.3 million is estimated resource surcharge payable of WeiShe Mine through acquisition. The estimated resources surcharge is determined by the coal reserve and surcharge per ton, which the guidance was issued by GuiZhou Land Resources Council. The other $6.4 million is for salary payable, notes payable, miscellaneous payment of fees related to maintenance, safety, employee training for security and environmental matters.

NOTE 16.   TAX PAYABLES

Taxes payable consisted of the following:

Description	October 31, 2012	April 30, 2012*
VAT Payable	$4,995,117	$5,440,378
Income Tax Payable	5,528,362	4,537,204
Other Taxes Payable	2,778,326	2,655,622
Total Tax Payable	$13,301,805	$12,633,204

*Reclassification

* Other Taxes Payables mainly include resources tax payable and business tax payable

NOTE 17.   BANK LOANS

During the fourth quarter of 2011, as part of acquisition of DaPing, the Company assumed RMB 20 million bank loan or approximately $3,077,160 with interest rate of 9.18% per annum and matured on October 29, 2011. RMB 6 million or approximately $0.95 million of this loan had been paid in early November 2011 and the other RMB 14 million or approximately $2.2 million has since been extended to November 30, 2012. All loans are unsecured. We have reclassified Bank loan to liabilities held for discontinued operation. (Note 4)

NOTE 18.   INCOME TAXES

Our effective tax rates were approximately 10.1% and 16.1% for the six months ended October 31, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates, and the Company has net operating loss carry-forwards available to offset current and future taxable income.

NOTE 19.   STOCKHOLDERS’ EQUITY

Stock Issued for Compensation:

The Board of Directors approved to issue shares in respect to the services provided by Edmund Moy, our Vice President of Corporate Infrastructure and other key employees during this quarter. For the three months ended October 31, 2012, the Company issued 86,667 shares to Edmund Moy and 5,893 shares to other key employees, with the share value of $158,601 and $13,420 respectively.

For the three months ended October 31, 2012, the Company issued 37,642 shares of common stock to the Board of Directors, with the share value of $66,936.

For the three months ended October 31, 2012, the Company issued 27,500 shares of common stock with the share value of $48,600 for advisors.

The Board of Directors approved to grant 80,000 stock options in lieu of cash payment for each board member of Dickson Lee, Syd Peng, and Clayton Fong in respect to their services for the fiscal year of 2013. The exercise price is $2.00 per unit. It will be vested quarterly. During this quarter, no warrants were issued for compensation.

Stock issued for Cash:

For the three months ended October 31, 2012, no common stock was issued for cash. During the second quarter, no warrants were issued or exercised for cash, respectively.

Treasury Stock:

For three months ended October 31, 2012, the company transferred 56,498 treasury stocks to investor as collateral, with value of $100,000. During the second quarter, no treasury stock has been purchased or sold by the Company.

NOTE 20.   WARRANTS

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

The fair value was estimated on the date of the grant using the Black-Scholes option-pricing model. The following table displays the weighted average assumptions that have been applied to estimate the fair value of warrants on the date of grant for the three months ended October 31, 2012:

October 31, 2012
Expected life (years)	5.0
Risk-free interest rate	2.29%
Expected volatility	69.46%
Expected dividend yield	0%

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

For the three months ended as October 31, 2012, no warrant was issued or exercised.

Following is a summary of the status of warrants outstanding at October 31, 2012:

Type of Warrants	Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Executives-Class D	$2.25	10,000	0.33	$2.25
Directors - Class E	$3.00 - 9.34	210,916	2.04	$3.03
Non-employee	$11.22	1,000	2.63	$11.22
Total		221,916	1.97	$3.03

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

On June 1, 2010, the Company received a payment of $50,000 from an investor for extending the expiration date from June 1, 2010 to December 31, 2010 of the remaining 1,000,000 shares associated with warrant K that the investor owns. The investor exercised all the 1,000,000 shares before the extended expiration date. As such, no warrants K were outstanding as of October 31, 2011.

On January 28, 2011, the Company issued to various investors 80,000 one year warrants to purchase shares of the Company’s common stock pursuant to a stock purchase agreement. The exercise price is $9.50 per common stock and is exercisable immediately.

For the six months ended October 31, 2012, no warrants were issued to investors. No warrants were exercised, respectively.

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

During the second quarter ended October 31, 2012, the Company has no warrant issued to investors.

The table below is a summary of all warrants activity as of October 31, 2012:

Warrants Roll-forward Summary

	Units	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
Outstanding at April 30, 2012	870,692	$5.19	2.88
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at July 31, 2012	870,692	$5.19	2.63
Exercisable at July 31, 2012	870,692	$5.19	2.63
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at October 31, 2012	870,692	$5.19	2.37
Exercisable at October 31, 2012	870,692	$5.19	2.37

NOTE 21.   NON-CONTROLLING INTEREST

As described in Note 1, to the consolidated financial statements, the Company has the majority controlling interest of L&L Coal Partners (2 coal mining operations), TNI, Tai Fung, DaPing and WeiShe. During the fiscal year 2010, the Company increased its ownership interest in L&L Coal Partners to 80% from 60% at April 30, 2009. The equity related to non-controlling interest as of October 31, 2012 represents 26% third party interest in L&L Coal Partners, 2% third party interest in TNI, 2% third party interest in Tai Fung, 40% third party interest in DaPing and 49% third party interest in WeiShe. The non-controlling interest in Weishe is measured at fair value at the acquisition date, with a discount rate 16% which reflected the factor of lack of marketability.

Below is a schedule of changes in ownerships interest as of October 31, 2012 and April 30, 2012:

	October 31, 2012	April 30, 2012
Beginning balance	$43,431,399	$29,530,133
Non-controlling interest related to acquisitions	-	7,822,636
Translation	(126,045)	1,083,961
Net income related to non-controlling interest	5,387,222	4,994,669
Ending balance	$48,692,576	$43,431,399

NOTE 22.   EARNINGS PER SHARE

The Company only had common shares, warrants and stock options issued and outstanding as of October 31, 2012.  Under the treasury stock method of earnings per share, the Company computed the diluted earnings per share as if all issued warrants or options were converted to common stock and cash proceeds were used to buy back common stock. The exercised prices of warrants and options are greater than fair market price. The securities are anti dilutive and can be ignored in the diluted Earnings Per Share calculation.

	For the Three Months Ended Oct 31		For the Six Months Ended Oct 31
	2012	2011	2012	2011
EPS numerator:
Net income from continuing operatings, net of income taxes	$7,591,376	2,664,298	$13,598,843	6,077,606
Less: Net (loss) income attributable to noncontrolling interests	1,949,832	945,361	3,327,195	1,706,870
Income from continuing operations attributable to common stockholders	5,641,544	1,718,937	10,271,648	4,370,736
(Loss) income from discontinued operations, net of income taxes	2,101,397	2,071,003	3,657,762	1,805,093
Net income attributable to common stockholders	$7,742,941	3,789,940	$13,929,410	6,175,829
EPS denominator:
Weighted average shares outstanding — basic	36,988,915	32,225,085	37,569,600	31,788,767
Effect of dilutive shares	-	1,160,692	-	1,160,692
Weighted average shares outstanding — diluted	36,988,915	33,385,777	37,569,600	32,949,459
Basic EPS attributable to common stockholders:
Income from continuing operations	0.15	0.05	0.27	0.14
(Loss) income from discontinued operations	0.06	0.07	0.10	0.05
Net income attributable to common stockholders	$0.21	0.12	$0.37	0.19
Diluted EPS attributable to common stockholders:
Income from continuing operations	0.15	0.05	0.27	0.13
(Loss) income from discontinued operations	0.06	0.06	0.10	0.06
Net income attributable to common stockholders	$0.21	0.11	$0.37	0.19

NOTE 23.   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company held an operating lease in the Seattle office and the lease will expire in July 2013. The non-cancelable operating lease agreement requires that the Company pays certain operating expenses, including management fees to the leased premises. The future minimum rental payments in less than a year and in greater than a year are $ 61,254 and $0 respectively.

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

The Company has notified our insurance carrier of the Potential Class Action and the Derivative Suits. The Company  has retained outside legal counsels, and intends to defend these lawsuits vigorously as the Company believes that  these lawsuits are without merit.

The Company is unable to estimate the amount or range of any potential loss in the event of an unfavorable outcome. As such, as of October 31, 2012, the Company has not accrued any liability in connection with potential losses from legal proceedings.

On December 3, 2012, the United States District Court, Western District of Washington (“the Court”) at Seattle granted the Company’s motion to dismiss the Securities Class Action lawsuit filed against L&L and several of its officers and directors. It was granted on the grounds that the plaintiffs failed to adequately allege a violation of federal securities law. The plaintiffs have thirty days in which to seek the court permission to file an amended complaint.

Foreign Currency

The majority of the Company sales, purchases and expense transactions are denominated in RMB (Chinese currency) and most of the Company’s assets and liabilities are also denominated in RMB.  The RMB is not freely convertible into foreign currencies under the current law.  In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions.  Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

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

Concentrations

For the six months ended October 31, 2012, we had two major customers who purchased 32% of the Company’s total sales, and represented $11,172,048 of AR balance in total as of October 31, 2012.  In addition, we had two major suppliers who provided 32% of our total purchases, and the relevant account payable had been paid off as at October 31, 2012.

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

On August 31, 2012, the Company granted 80,000 stock options in lieu of cash to each of Directors of Dickson Lee, Syd Peng and Clayton Fong at an exercise price of $2.00. The stock options will be vested quarterly as board compensation of Fiscal year 2013, and expired five years after vested. The grant date fair value for the stock options was $1.06.

For the three months ended October 31, 2012, 39,999 stock options above mentioned of board compensation has been vested. No stock option has been exercised.

The following table displays the weighted average assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the three months ended October 31, 2012:

October 31, 2012
Expected life (years)	5.0
Risk-free interest rate	2.29%
Expected volatility	69.46%
Expected dividend yield	0%

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

The following summarizes pricing and term information for options outstanding as of October 31, 2012:

	Options Outstanding
		Weighted
Range of	Total Options	Average Remaining Life	Weighted
Exercise Prices	Outstanding	(Years)	Average Exercise Price
$2.00 - $7.65	280,000	4.62	2.81

As of October 31, 2012, 79,999 of 280,000 stock options outstanding for compensation were exercisable. The weighted-average grant-date fair value of options granted during the year ended October 31, 2012 was $1.92.

The following table is a summary of stock option activity under the Stock Incentive Plan as of October 31, 2012 and changes for the year then ended:

	Incentive Stock	Weighted Average	Weighted Average
	Options	Exercise Price Per Share	Remaining Life (Years)
Outstanding at May 1, 2012	40,000	$7.65	3.84
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding at July 31, 2012	40,000	$7.65	3.59
Exercisable at July 31, 2012	40,000	$7.65	3.59
Granted	240,000	$2.00	4.84
Exercised	-	-	-
Canceled	-	-	-
Outstanding at October 31, 2012	280,000	$2.81	4.62
Exercisable at October 31, 2012	40,000	$2.81	4.62

NOTE 25.  SEGMENT INFORMATION

The Company reports its operations primarily through the following reportable operating segments: coal mining, coal wholesaling, coking coal washing revenue. The Company’s chief operating decision maker uses operating income as the primary measure of segment profit and loss.

	For the three months ended October 31,		For the six months ended October 31,
Total Revenues (including intersegment sales)	2012	2011	2012	2011
Coal mining revenue	$13,827,568	$8,219,382	$25,237,531	$15,108,944
Coal wholesale revenue	10,057,073	4,851,900	22,352,054	9,314,630
Coal washing revenue	21,619,638	16,650,349	39,529,867	35,510,736
	$45,504,279	$29,721,631	$87,119,452	$59,934,310

Discontinued operations:
Coal mining revenue	$5,114,603	$4,650,380	$9,251,493	$5,016,638
Coal washing revenue	-	1,720,911	-	2,210,338
Coal coking revenue	4,326,804	7,389,668	6,047,752	14,033,787
	$9,441,407	$13,760,959	$15,299,245	$21,260,763

Total revenue	$54,945,686	$43,482,590	$102,418,697	$81,195,073

Intersegment revenues	2012	2011	2012	2011
Coal mining revenue	$-	$-	$-	$712,919
Coal washing revenue	-	269,330	2,167,076	269,330
	$-	$269,330	$2,167,076	$982,249

Discontinued operations:
Coal washing revenue - PY	-	1,339,420	-	1,705,678
	$-	$1,339,420	$-	$1,705,678

Total intersegment revenue	$-	$1,608,750	$2,167,076	$2,687,927

Net revenues	2012	2011	2012	2011
Coal mining revenue	$13,827,568	$8,219,382	$25,237,531	$15,108,944
Coal wholesale revenue	10,057,073	4,851,901	22,352,055	9,314,631
Coal coking revenue	-	-	-	-
Coal washing revenue	21,619,638	16,650,349	39,529,867	35,510,736
Less intersegment revenues	-	(269,330)	(2,167,076)	(982,249)
	$45,504,279	$29,452,302	$84,952,377	$58,952,062

Discontinued operations:
Coal mining revenue	$5,114,603	$4,650,380	$9,251,492	$5,016,637
Coal washing revenue	-	381,490	-	504,660
Coal coking revenue	4,326,804	7,389,668	6,047,752	14,033,787
	$9,441,407	$12,421,538	$15,299,244	$19,555,084

Total net revenue including discontinued operations	$54,945,686	$41,873,840	$100,251,621	$78,507,146

Net income attributable to L&L	2012	2011	2012	2011
Coal mining	$4,586,381	$3,622,831	$8,809,396	$6,469,657
Coal wholesale	521,868	451,695	925,517	751,037
Coal washing	2,383,154	1,998,654	4,084,731	4,026,222
Parent Company	(1,849,859)	(4,354,243)	(3,547,996)	(6,876,180)
	$5,641,544	$1,718,937	$10,271,648	$4,370,736

Discontinued operations:
Coal mining revenue	$1,623,158	$1,160,521	$3,072,112	$500,324
Coal washing revenue		84,565		(188,679)
Coal coking revenue	478,239	825,917	585,650	1,493,448
	$2,101,397	$2,071,003	$3,657,762	$1,805,093

Total net income attributable to L&L	$7,742,941	$3,789,940	$13,929,410	$6,175,829

Depreciation expense	2012	2011	2012	2011
Coal mining	$1,333,506	$1,012,885	$2,393,406	$1,607,824
Coal wholesale	11,774	15,055	23,522	30,374
Coal washing	142,705	140,851	285,828	279,136
Parent Company	72,404	68,624	144,270	135,630
	$1,560,389	$1,237,415	$2,847,026	$2,052,964

Discontinued operations:
Coal mining revenue	$261,079	$524,457	$435178	$919131
Coal washing revenue	-	81,603	-	328073
Coal coking revenue	88,780	78,530	-	-
	$349,859	$684,590	$435178	$1247204

Total net revenue	$1,910,248	$1,922,005	$3,282,204	$3,300,168

	As of October 31, 2012	As of April 30, 2012
Total assets	$190,826,575	$172,732,033
Coal mining	23,339,796	19,375,449
Coal wholesale	11,966,102	11,615,194
Coal coking	35,690,245	33,011,004
Coal washing	33,799,428	39,823,858
Parent Company (intercompany)	$295,622,146	$276,557,538

NOTE 26.   SUBSEQUENT EVENT

On October 26, 2012, the Company decided to proceed with the Sale and Purchase Agreement with Union Energy for the Luozhou and Lashu mines located in the Guizhou Province, China.  This transaction was then completed on November 18, 2012.  Under the agreement, the Company acquired 95%of both LuoZhou and LaShu Mines for $37.1 million. This payment was satisfied by a cash outlay of approximate $1.7 million and transfers of the Company's interests in Zonelin Coking Plant (98%) and the DaPing Mine (60%). The two mines contain some 34.2 million tons of low sulfur, high BTU, anthracite coal reserves. Already at trial coal production, The LuoZhou mine will move from an annual production rate of 200,000 tons to 450,000 tons by the end of 2013. LaShu will similarly move from 150,000 tons to 300,000 tons over time. With the production capacity of the Company’s nearby existing Weishe Mine of 150,000 tons moving to 500,000 tons over time, L&L anticipates a production rate of 500,000 tons within 2013 and to beyond 1 million tons over time.

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

When we use the terms "we," "us," "our," "L & L," and "the Company," we mean L & L ENERGY, INC. a Nevada corporation, and its subsidiaries.

Overview

We produce, process, and sell coal in the People’s Republic of China (“China” or “PRC”) and also have a financial interest (via a senior note)  in the Bowie Mine, a U.S. thermal coal mine located in Paonia, Colorado. As of October 31, 2012 our vertically integrated coal operations include four coal mines, two coal washing plants, one coking facility, and a coal wholesale and distribution network in the southwest region of China. Currently, substantially all of our coal mining operations are located in the Guizhou and Yunnan provinces. Our operations are located in inland and rural areas of China, which are being developed at a faster rate than the coastal areas that have historically received most of the PRC’s government focus. We sell the coal we produce, or acquire through wholesalers; both though direct sales to end users in China and through other wholesalers.

We were initially founded in 1995 by an American citizen and current Chairman and CEO Dickson Lee and originally focused on consulting services.  In 2001 we become a public reporting company and in 2004 acquired a majority interest in a coal related air compressor equipment company (“LEK”) located in China, which interest we disposed on in 2009 in order to focus on growing our coal businesses. In 2006 we commenced our coal operations which now constitute our principal operating business. We have funded our business to date primarily through investments from our founder and Chairman, from private placements, from cash flows from operations and from certain debt financings and arrangements.

We conduct our operations through both wholly- owned subsidiaries and majority interests in other entities. We derive our revenues from selling coal to customers, mainly State Owned Enterprises (SOE) in Yunnan, Guizhou and Guangxi Provinces.  Our thermal or steam coal is sold to SOEs utilities companies that generate power, mainly electricity.  Our metallurgical coal and coking coal is sold to SOEs that make steel, though some steelmaker customers also purchase thermal coal to generate power for the steel factories.

We are a United States company incorporated in Nevada and headquartered in Seattle, WA and have a China operations centers in Kunming City in Yunnan Province and in Guiyang in Guizhou Province. The majority of our management team and board of directors are American citizens, including three of four officers, and many are bilingual. As a public reporting company since 2001, we commenced trading on the NASDAQ Global Market in February 2010.

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

In middle of November 2012, China held its 18th National Congress for its once a decade leadership transition. It is generally expected that the new leaders will take necessary step to boost the economic growth in the orderly manner in China for the coming years.

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

The coal shortages in 2011 were exacerbated by floods in Australia and inclement weather in Indonesia, both temporarily decreasing coal productions in countries that export coal to China.  This resulted in temporarily benefiting U.S. producers until Australian mines got back into production.  Indonesia normally experiences heavy rainfall during their rainy season but has seen relatively light rains this year, resulting in increasing the supply of export coal because of higher coal production.  Coal prices in the United States have declined because there is lower demand for coal due to increased competition from ample and low price natural gas, a record warm winter in 2012, and certain government policies.  Combined with a sluggish market for coal in Europe due to slow economic growth, coal exporters have taken advantage of the arbitrage opportunities between Chinese domestic coal prices and international coal prices.  This has created a temporary oversupply of coal, filling the storage capacity in Chinese ports and Chinese coal-fired electrical power plants have reported record inventories of coal.

However, while the coastal metropolises have great demand for coal, growth is slowing in these large cities.  But growth, and therefore demand, is still high in the secondary cities in non-coastal China (like Kunming in Yunnan Province and Guiyang in Guizhou Province, both where we operate).  China has a relatively underdeveloped rail system of which the government has chosen to put a higher emphasis on developing passenger rail over freight rail.  Therefore, the coal-fired electrical power plants in coastal cities have huge stockpiles of coal and the excess coal that is crowding port storage facilities sits there because the rail system is inadequate to transport the coal to non-coastal cities that need it.  Also because of the lack of supply of freight rail, it is costly and mostly negates the price advantage of cheap imported coal. As a result, the demand and price for the coal generated from our mines have been less impacted as compared with other players in different provinces in China.

Coal will continue to be a key component of the PRC’s energy policy. According to the U.S. Energy Information Administration, coal makes up 70% of China’s total primary energy consumption.  China is both the largest consumer and producer of coal in the world.  In 2009, China accounted for over 46% of the world’s coal consumption. It is estimated that demand for coal in China will continue to increase for several decades, thus producing a favorable business environment for coal producers and wholesalers. Although China has substantial natural coal resources, the coal mining industry in China is fragmented and inefficient, and includes many small companies who lack the economies of scale and resources needed to maximize production capacity. Historically, mining companies in China have been unable to produce enough coal to meet China’s growing coal demands. As a result the PRC has allowed China to become a net importer of coal and has implemented a national policy of consolidation to increase production capacity, improve efficiency and safety in coal mines in China. Beginning with the 11th 5 year plan in 2006, the policy of government-mandated consolidation has continued with the current 12th 5 year plan from 20011-2015, which expands and accelerates the consolidation to new provinces including Guizhou.

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

Overall Strategy and Plan of Operations

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

Organic Growth

We acquire producing mines that lack the capital and management expertise to expand to meet the minimum government-mandated production requirement, and then we provide the resources to expand production capacity and improve safety. Most coal mines in Southwest China, including our mines, use the conventional/traditional mining method, under which the coal seam is broken up by explosives and then the coal is gathered and loaded on to shuttle cars  winching to the surface loading area by a cable and rail system. In lieu of shuttle cars, the Company uses conveyer systems at both the Da Ping and Weishe mines, which are more efficient and safer than shuttle cars.  We also drill additional shafts in some of our mines to increase safety, operational efficiency, and improve the working environment. While our mines continue to use timber to reinforce mine shafts, we have improved safety by using steel and hydraulic braces to reinforce the support the roof of the mine. We have also invested in monitoring equipment for hazardous gases like methane, better electrical equipment and communication systems, GPS locators for each underground miner, and blowers and better ventilation systems to ensure safe air quality. The Company also seeks to acquire larger mines and mines designed to scale up to large production have come on the market recently because the consolidation policy requires that all mines come under a holding company that controls one to two million tons of production per year.

In addition to simple infrastructure improvements, we improve our production and safety by introducing basic management practices by expanding the operation from one shift to multiple shifts and work teams, and using production incentives and bonuses as part of our team’s compensation package. Our mine operations have instituted regular safety training for both mine management and workers, regular sharing of safety information, and individual shift safety briefings and debriefings at the start and end of each shift.  Because slogans are effective in impacting Chinese behavior, safety banners are posted for easy viewing. We comply with and try to exceed all the safety standards and cooperate fully with local, provincial, and national government safety regulators and safety supervision teams. There have been no fatal accidents in any of our mines.

This has resulted in the successful integration and safe expansion of the four mines we have acquired and expansion of production capacity to meet the current 300,000 tons a year government-mandated minimum annual production requirement. For example, DaPuAn and SuTsong Mines are the two mines which the Company has owned the longest and has had the most time to work on our expansion plans. DaPuAn mine’s production increased from 39,100 tons during the three months ended October 31, 2011 to 58,480 tons during the three months ended October 31, 2012, representing approximately a 49.6% increase. Also, SuTsong mine’s production increased from 23,404 tons in this quarter FY2011 to 36,419 tons in this quarter FY2012, representing approximately a 55.6% increase.

Coal washing increases the value and revenue of some of our mined coal. The Company constructed the DaPuAn coal washing plant to enhance the value of the coal mined at DaPuAn mine. In addition, the Company expanded the capacity of our coal washing facilities, in particular Hong Xing, which washed other mines’ coal. L&L has also partnered with Taggart (Beijing) Engineering Ltd. to jointly develop a coal preparation facility in South China.

During these periods, given the increasing of coal  demand as the fall and winter approach, the Company continues to expand the capacity and improve the safety of our mines. When approved for production, we have been producing to a capacity approved by the government. In the past, the government has allowed the Company to produce more than the existing permit allows but less than the amount applied for in the application.

Acquisitive Growth

We believe that the current government-mandated consolidation policy in China will continue and thus create more acquisition opportunities for us. Strategically, the Company will accelerate the rate of acquisitions and increase the size of acquiring mines. Our focus in the short term will be negotiating and signing memorandums of understanding and letters of intent with mines that meet our criteria to generate a pipeline of acquisition targets.

We seek two types of acquisitions. Our standard criteria include existing mines in production with good infrastructure and sufficient reserves but lacking the capital and management to expand to or beyond the current minimum of 300,000 tons per year or mines.  Normally, we send in a team to inspect the mine, evaluate the management, and perform extensive due diligence. Based on the due diligence and analysis, we then proceed with  negotiation to acquire the targets. Thus far, we have attained signed letters of intent with many  producing mines in Guizhou Province and will continue to evaluate others   for acquisition. We may not acquire all the mines that we have signed letters of intent for. Our acquisition and inspection team consists business, operational, financial, and  renowned coal experts. Two of the members are Dr. Syd Peng and Mr. Jingcai Yang who are both independent directors of the Company. Dr. Peng is a distinguished professor of mining engineering at the West Virginia University (WVU), specializing in underground mining technologies. After earning his PhD in Mining Engineering from Stanford University in 1970, Dr. Peng spent his entire career in mining including work for the U.S. Bureau of Mines, the faculty of WVU where he served as Chairman of the Department of Mining Engineering. He is a member of the National Academy of Engineering and is the recipient of numerous professional awards.  Mr. Yang is a well known leader in the China coal industry. He has over 30 years of experience, 16 of those spent with Shenhua, the largest coal company in the world. Mr. Yang was formerly the Chief Engineer of Shenhua before being promoted to Chairman & CEO of Shendong Coal Corporation, the largest and most profitable Shenhua subsidiary, where he held full P&L responsibility.

Because the consolidation policy requires that all mines must also join a holding company that controls coal production between 800,000 to  2,000,000 tons, our additional criteria now include larger mines that were designed for a minimum of 300,000 ton capacity. As a result, in addition to our standard criteria, we have been inspecting larger mines with production near 300,000 tons or more, and have considerable proven coal reserves, better geology, and strong management teams already in place. When these well-designed mines are executed effectively, they require less capital expenditure to expand capacity. Strong management teams are integral to better safety and allow for scaling up operations more quickly. Mines with these characteristics are on the market more frequently than in the past because the government consolidation policy. The Company will put a higher priority on larger mines while continuing to explore existing mines that meet our acquisition criteria.

Other

In addition to acquiring mines, the Company established a new coal wholesale operation DaXing L&L Coal Company. With approval from the government, DaXing has begun developing additional coal storage space and growing its distribution network.  Our subsidiary is expected to generate revenue in 2012 and through its sourcing of coal, introduce potential mine acquisitions to the Company in a similar manner as KMC. DaXing is actively looking for and entering into a joint sales agreement with strategic partners to expand our distribution.

The Company will continue to recruit talented professionals to strengthen our team at the board, officer, and management levels. Our board is composed mostly of independent directors who are predominately U.S. citizens.  We successfully recruited a world-renowned expert in coal mining who had chaired the Department of Mine Engineering at West Virginia University and a former senior executive with the largest coal company in the world. Officers include the founder of the Company, a Chief Financial Officer who was a partner with Ernst & Young, two former senior White House staffers. One of whom is also the former Director of the United States Mint. We have recruited key managers to augment our legal, accounting, and operations departments in both the United States and China, many who were trained in the United States and have advanced degrees in business.

The Company’s immediate mission is to become a leading coal energy company in the coal-rich Yunnan and Guizhou Provinces. To meet the government-mandated production targets for each holding company in Guizhou, we believe that the Company’s production capacity will increase to between 1,000,000 and 2,000,000 tons per year by end of 2013.

General Discussion and Analysis of Second Quarter FY2013 Results

The Second quarter results continued the momentum created by the growing recovery of our mining segment in the first quarter of FY2013. The coal produced and sold by our mines increased 24% from Q1 FY2013 to Q2 FY2013. Due to the impact of seasonal increase of coal demand in China, Our revenue this quarter has been increased.

In addition, the Company made a management arrangement with the owner of GuangYeh coal sales company on September 5, 2012.   GuangYeh transferred its entire staff including its customer base, sales orders into L&L’s Tai Fung subsidiary in Kunming on August 2012. With L&L’s brand name and infrastructure, the  operation is expected to grow 250% to 180,000 tons in the first year. Approximately 6,000 tons of coal was sold for $ 0.65 million at $108 per ton. In August, 2012, Weishe Coal mine received its safety and regulatory approvals and has ramped up to its approved  rate of 150,000 tons per year, Weishe has begun to expand its  annual production to 450,000 tons. On October 15, 2012, L&L entered into a contract with Datang to increase its coal supplied to 360,000 tons through September 2013. The contract is timed for the higher demand over the winter season and firming of coal prices in the region. On October 22, 2012, L&L announced plan to finalize  the agreement for the two new mines, LuoZhou Coal Mine and LaShu Coal Mine, to expand our coal production. This transaction was completed on November 18, 2013. This transaction involved the transfer of the Company's interests in Zonelin Coking Plant (98%) and the DaPing Mine (60%)   The presentation of DaPing and Zonelin for balance sheet will be reclassified as “asset liabilities held for discontinued operation”, and “discontinued operation” in Profit and Loss and Cash Flow Statements. The combined revenue of $9,441,408 from DaPing and Zoneline was not included in the Net Revenue of $45,504,279 for Q2 2013. However, the Total Net Income of $3,193,262 from Discontinued Operation of DaPing and Zoneline was included in the Profit and Loss to Net Income and EPS calculating. Going forward, we do expect the revenue from the LouZhou and LaShu to exceed that of ZoneLin and DaPing.

Results of Operations

The following table presents our operating results as a percentage of our revenues for the periods indicated:

	Three Months Ended October 31,				Six Months Ended October 31,
	2012		2011		2012		2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues	$45,504,279	100%	$29,452,302	100%	$84,952,377	100%	$58,952,062	100%
Cost of revenue	33,625,414	73.90%	21,030,857	71.41%	63,173,428	74.36%	43,033,617	73.00%
Gross profit	11,878,865	26.10%	8,421,445	28.59%	21,778,949	25.64%	15,918,445	27.00%
Selling general & administrative	4,161,219	9.14%	4,914,526	16.69%	7,796,888	9.18%	8,009,285	13.59%
Interest expense (income)	(117,069)	(0.26)%	(179,740)	(0.61)%	(224,335)	(0.26)%	(376,373)	(0.64)%
Other expense (income)	(562,188)	(1.24)%	482,050	1.64%	(890,414)	(1.05)%	1,117,599	1.90%
Provision for income taxes	805,527	1.77%	540,310	1.83%	1,497,967	1.76%	1,090,327	1.85%
Net Income Attributable to Non-controlling interest	1,949,832	4.28%	945,361	3.21%	3,327,195	3.92%	1,706,870	2.90%
Income from Discontinued Operations, Net of Tax	2,101,397	4.62%	2,071,003	7.03%	3,657,762	4.31%	1,805,093	3.06%
Net income Attributable to L&L	$7,742,941	17.02%	$3,789,940	12.87%	$13,929,410	16.40%	$6,175,829	10.48%

Revenue

The following table presents revenues by operating segment:

For Continued Operations (Excluding Da Ping Mine and Zone Lin Coking Plant)

As discussed on Note 25, on October 22, 2012, the Company announced the plan to finalize the acquisition of two new mines, LuoZhou Coal Mine and LaShu Coal Mine,. This transaction involved the transfers of the Company's interests in Zonelin Coking Plant (98%) and the DaPing Mine (60%) to satisfy majority of the payment for the new acquisition. According to the FASB ASC 360 Rule,, since the intention to spin off Da Ping and Zonelin  were known during the Q2 FY2013,   The presentation of DaPing and Zonelin for balance sheet will be reclassified as “asset/liabilities of discontinued operation” , and “discontinued operation” in Profit and Loss and Cash Flow Statements. The combined revenue of $9,441,407 from DaPing and Zonelin was not included in the Net Revenue of $45,504,279 for Q2 2013. However, the Total Net Income of $3,193,262 from Discontinued Operation of DaPing and Zonelin was included in the Profit and Loss to Net Income and EPS calculating.

	Three Months Ended		Increase (Decrease)
	October 31,		to Revenues
	2012*	2011*	$	%

Coal Mining	$13,827,568	$8,219,382	$5,608,186	68%
Coal Wholesale	10,057,073	4,851,901	5,205,172	107%
Coal Washing	21,619,638	16,381,019	5,238,619	32%
Total Revenues	$45,504,279	$29,452,302	$16,051,977	55%

	Six Months Ended		Increase (Decrease)
	October 31,		to Revenues
	2012*	2011*	$	%

Coal Mining	$25,237,531	$14,396,026	$10,841,505	75%
Coal Wholesale	22,352,054	9,314,630	13,037,424	140%
Coal Washing	37,362,792	35,241,406	2,121,386	6%
Total Revenues	$84,952,377	$58,952,062	$26,000,315	44%

For Discontinued Operations (Da Ping Mine and Zone Lin Coking Facility)

	Three Months Ended		Increase (Decrease)
	October 31,		to Revenues
	2012*	2011*	$	%

Coal Mining	$5,114,603	$4,650,380	$464,223	10%
Coal Washing	-	1,720,911	(1,720,911)	(100%)
Coal Coking	4,326,804	7,389,668	(3,062,864)	(41%)
Total Revenues	$9,441,407	$13,760,959	$(4,319,552)	(31%)

	Six Months Ended		Increase (Decrease)
	October 31,		to Revenues
	2012*	2011*	$	%

Coal Mining	$9,251,493	$5,016,638	$4,234,855	84%
Coal Washing	-	2,210,338	(2,210,338)	(100%)
Coal Coking	6,047,752	14,033,787	(7,986,035)	(57%)
Total Revenues	$15,299,245	$21,260,763	$(5,961,518)	(28%)

*Reclassification

For continued operations, in this quarter, our net revenue increased from $29.5 million during the three months ended October 31, 2011 to $45.5 million during the three months ended October 31, 2012, representing approximately a 55% increase. The increase was primarily due to the 31,000 tons increased volume of coal production from the increased  production for  new Weishe mines as well as the production recovery from other mines impacted by temporary government mandated idling. In this quarter, our coal mining revenue increased from $3.8 million during the three months ended October 31, 2011 to $7.7 million during the three months ended October 31, 2012, representing approximately a 104% increase. The revenue of coal wholesale increased from $4.9 million during the three months ended October 31, 2011 to $10.1 million during the three months ended October 31, 2012, representing approximately a 107% increase.

The strength in our organic coal sales in the quarter ended October 31, 2012 is chiefly attributable to our investment in mechanization and mine infrastructure, both of which allow us to increase the productivity of our mines. We also continued to benefit from growth in China’s economy and the resulting demand for seasoning increase. In particular, the China Central Government Western Development Program, which is a government mandate for additional energy to fuel economic growth, creates significant demand for coal and coal-related products in our markets.

For the discontinued operation, Da Ping Mine washing segment the tons sold in this quarter dropped, and ZoneLin Coking Facility revenue decreased 41%, which in turn led to a high cost of goods sold per ton and high average SG&A per ton.

Coal Mining

During the three months ended October 31, 2012, our coal mining net revenues increased from $8.2 to $13.8 million approximately a 68% increase compared to the three months ended October 31, 2011. The sales increase was due to the expansion of coal sales from 91,398 tons during the three months ended October 31, 2011 to 185,199 tons during the three months ended October 31, 2012, representing approximately a 103% increase. The corresponding impact on revenue was moderately reduced due to coal prices per ton declining from $134.38 per ton the same period last year to $106.55 per ton this year, representing approximately a 20.7% decrease. All of our mines were operational during the quarter and production was on target. We accomplished continuing growth from last quarter to this quarter. The coal mining revenues decreased from $15.5 million during the three months ended July 31, 2012 to $13.8 million during the three months ended October 31, 2012, representing approximately a 11% decrease from last quarter to this quarter.

Wholesale revenues increased by 107% during the three months ended October 31, 2012 compared to the three months ended October 31, 2011, resulting from the increased volume of sales due to increased availability of coal. In addition, we were able to expand local market share and signed long-term contracts with local clients and state-owned enterprises because of our good working relationships with local and provincial governments. The wholesale revenues decreased from $12.3 million (including $11.4 million of fine-coal and $895,403 of raw-coal, respectively.) during the three months ended July 31, 2012 to $10.3 million ($8.5 million of fine-coal and $1.8 million of raw-coal, respectively) during the three months ended October 31, 2012, representing approximately a 16.3% decrease from last quarter to this quarter.

Coal washing revenue increased by 32% during the three months ended October 31, 2011 from $16.3 million to $21.6 million compared to the three month ended October 31, 2012 because increasing demand and the availability of coal  in this quarter.

For discontinued operation, Zone Lin Coking revenue decreased by 41% of revenue due to the continued reduced production of Zone Lin Coking Plant. Initially the decrease was attributed to the shortage of raw coal sources because of the government mandated temporary slowdowns and idling of area mines. However, our coking segment has additionally been negatively impacted by slow steel demand and the resulting high stockpiles of coking coal.

Gross Profit

Our gross profit percentage in this quarter increased to $11.9 million from $8.4 million of the same quarter last fiscal year mainly as a result of the increase in production and sales volume in our mining segment revenue the increase in our coal wholesaling segment revenue. Coal mining has historically been the Company’s most profitable business segment. The corresponding change in product/segment mix and the reduction of fixed costs have accordingly increased the gross profit of the current period.

Selling general & administrative

Total sales, general, and administrative expense account for 9% of revenue, during the three months ended October 31, 2012 compared to the 17% same period in 2011. This result is mostly due to our normalization of our production volume, effective and sustainable management and stable operating mode.

Provision for income taxes

Three Months Ended October 31,			Six Months Ended October 31,
	2012	2011	2012	2011
Net income before income taxes	$8,396,903	$3,204,608	$15,096,810	$7,167,933
Provision for income taxes	805,527	540,310	1,497,967	1,090,327
Effective tax rate	9.59%	16.86%	9.92%	15.21%

Our provision for income taxes decreased from the three months ended October 31, 2011 to the three months ended October 31, 2012, however, out net income increased 162% from $3.2 million three months ended October 31, 2011 to $8.4 million three months ended October 31, 2012.

Our effective tax rate decreased from 16.86% relative to net income before income taxes during the three months ended October 31, 2012 compared to 9.59% the same period in 2011.

Net Income Attributable to Common Stockholders (including Da Ping Mine and Zone Lin Coking Facility)

The following table presents net income attributable to common stockholders:

	Three Months Ended October 31,		Increase (Decrease) to Income
	2012	2011	$	%
Net income from continued operations (before non-controlling int.)	$7,591,376	2,664,298	4,927,078	185%
Less: Net income attributable to non-controlling interests	1,949,832	945,361	1,004,471	106%
Net income attributable to Common shareholders	$5,641,544	1,718,937	3,922,607	228%

	Six Months Ended October 31,		Increase (Decrease) to Income
	2012	2011	$	%
Net income from continued operations (before non-controlling int.)	$13,598,843	6,077,606	7,521,237	124%
Less: Net income attributable to non-controlling interests	3,327,195	1,706,870	1,620,325	95%
Net income attributable to Common shareholders	$10,271,648	4,370,736	5,900,912	135%

The increase of our net income from continued operations before non-controlling interests was due to expansion of our mine market share and streamlining our selling, general & administrative expense. During the three months ended October 31, our coal mining segment and coal wholesale segment significantly improved our performance this quarter compare to the same period last year, increasing 107% and 68%, respectively. Specifically our BaoXing Economic Trade Co. sell 42,794 tons this quarter, accounted for 62% of the wholesale segment, which increased the percentage of net income attributable to non-controlling interests to net income from continued operations before non-controlling interest and led to a higher net income attributable to common shareholders.

Liquidity and Capital Resources

The following factors affected the Company’s liquidity and capital resources:

Net Income was $19,316,632 for the three months ended October 31, 2012 as compared with $,8,338,583 for the same period  ended October 31, 2011, The net cash flow provided by continuing operating activities was $10,994,790 for three month ended October 31, 2012 as compared with $12,155,874 for the same period last year. The decrease of the net cash provided by continuing operating activities was mainly caused by the increase of prepayment. The market price of coal decreased in the fourth quarter of fiscal year 2012. The company increased prepayment to suppliers during this period in order to lock up the current coal price as the company forecasts the marketing price will increase again in future. The cash flow out cause by prepayment increased approximately $10 million compared to the same period of last year.

Net cash used in continuing investing activities was $8,938,260 during the three months ended October 31, 2012, compared to $13,416,053 used in investing activities during the same period in 2011. The decrease in cash outflow is due to decrease of cash used for construction-in-progress and property and equipment purchase.

Net cash provided by continuing financing activities was negative $3,774,911during the three months ended October 31, 2012, compared to $1,834,644 used during the same period in 2011. The decrease of cash inflow was caused by the payment of $4.34 million to previous owner for the acquisition of mine before. In addition, $0.06 million treasury stock was sold during this period compared to the proceeds from the treasury stock sold of $3.5 million in the same period last year.

We will need to raise additional capital to expand our operations, both to fund additional investments in capital equipment and technology to increase production and improve safety at our existing facilities and to acquire additional profit making operations.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

As of October 31, 2012, we were contractually obligated to inject capital per our purchase agreements as follows:

	Total	Less than 1 year	1-2 years	3-5 years	After 5 years
DaPuAn&SuTsong Mines	$5,027,746	$-	$-	$5,027,746	$-
L&L Yunnan Tianneng Industry	4,000,000	-	4,000,000	-	-
DaPing Coal Mine	11,045,999	-	11,045,999	-	-
Tai Fung	1,119,187	-	1,119,187	-	-
Total	$21,192,932	$-	$16,165,186	$5,027,746	$-

As per the SEC S1 comment letter, we need to organize the Contractual Obligation in the following format – Note the Total from the table above and below must match)

Contractual obligations	Payment due by period
	Total	Less than 1 year	1-2 years	2-5 years	More than 5 years
-Long-term Debt Obligations	-
Capital Lease Obligations
Operation Lease Obligations
Purchase Obligations
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	21,192,932		16,165,186	5,027,746
Total	21,192,932		16,165,186	5,027,746

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

Our critical accounting policies are discussed in “Management's  Discussion and Analysis or Plan of Operation” in our Annual Report on Form 10-K for the year ended April 30, 2012 and Quarterly Report on Form 10-Q for the quarter ended October 31. Those critical accounting policies remained unchanged at October 31, 2012.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

While our reporting currency is the U.S. Dollar, most of our consolidated revenues and consolidated costs and expenses are denominated in Renminbi (“RMB”). Substantially all of our assets are denominated in RMB.  As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. Dollar and the RMB.  If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline.  We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Despite there being at times a coal shortage due to the continued growth of the Chinese economy, which has in turn led to upward movement of coal prices, market risks do exist if the market demand situation in China changes.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of October 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Since April 30, 2011, the Company has also completed the necessary improvements to our internal controls with the assistance of independent internal controls consulting firm and from comments received from our auditors while in the performance of their annual audit and reviews of our quarterly filings. Further, our internal control consultants conducted extensive internal controls testing in the following areas: equity grants and stock administration, financial reporting (including impairment testing, period end reconciliation, and financial reporting), IT general and application controls (security and access, capturing and processing information, end user computing, data backup and restoration), and each internal control tested effective.  Also the company employs a team of in-house internal control audit personnel. The Company believes that the deficiencies were remediated by the reporting period of October 31, 2012.

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

On August 26, 2011, a federal securities law class action complaint was filed against the Company, certain officers and directors (i.e., Dickson V. Lee and Ian G. Robinson) and a former officer (i.e., Jung Mei (Rosemary) Wang) in the United Our mining operations are inherently subject to changing conditions that could adversely affect our profitability.

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

We have notified our insurance carrier of the Securities Class Action and the Derivative Suits, have retained outside legal counsels, and intend to defend these lawsuits vigorously. Due to the ongoing nature of the case, we have no further update on this case during this quarter.

On December 3, 2012, the United States District Court, Western District of Washington (“the Court”) at Seattle granted the Company’s motion to dismiss the Securities Class Action lawsuit filed against L&L and several of its officers and directors. It was granted on the grounds that the plaintiffs failed to adequately allege a violation of federal securities law. The plaintiff has thirty days in which to seek the court permission to file an amended complaint.

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

Risks Relating to the Company and Our Business

Our business and results of operations depend on the volatile People’s Republic of China domestic coal and international markets.

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

The recoverable coal reserves in mines decline as coal is extracted from them. In addition, the coal related business in China is heavily regulated by the PRC government, which, among other things, imposes limits on the amount of coal that may be extracted. As a result, our ability to significantly increase our production capacity at existing mines is limited, and our ability to increase our coal production will depend on acquiring new mines. Our existing mines are the DaPuAn, SuTsong, and Weishe coal mines as of now.

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

The coal reserves disclosed for the mines from which we have the right to extract coal are the estimated quantities (based on applicable reporting regulations) that under present and anticipated conditions have the potential to be economically mined and processed. However, the amount of coal that we may extract from a given mine is limited by the mining rights granted to us by local governmental authorities. In addition, there are numerous uncertainties inherent in estimating quantities of coal reserves and in projecting potential future rates of coal production including many factors beyond our control. Reserve engineering is a subjective process of estimating underground deposits of reserves that cannot be measured in an exact manner and the accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Estimates of different engineers may vary (e.g., in coal grade and reserve quantity) and results of our mining/drilling and production subsequent to the date of an estimate may justify revision of estimates. Reserve estimates may require revision based on actual production experience and other factors. In addition, several factors including the market price of coal reduced recovery rates or increased production costs due to inflation or other factors may render certain estimated proved and probable coal reserves uneconomical to exploit and may ultimately result in a restatement of reserves. This may have a material adverse effect on our business, operating results, cash flows and financial condition.

U.S.-listed companies with substantial business operations in China have recently become subject to increased scrutiny, criticism and negative publicity.

Since 2010, a number of U.S. publicly-listed companies with substantial operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission (“SEC”) resulting in loss of share value. Much of the scrutiny and negative publicity has centered around accounting weaknesses, inadequate corporate governance and, in some cases, allegations of fraud. As a result of such scrutiny and negative publicity, the stock prices of most U.S. publicly-listed reverse merger companies and other public companies with operations in China have sharply decreased in recent years.

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

Our business operations and financial results may be adversely affected by present or future environmental regulations, coal industry standards and safety requirements, including mine shut downs in 2011

As a producer of coal products in China, we are subject to significant, extensive and increasingly stringent environmental protection laws, governmental regulations on coal standards and safety requirements. These laws and regulations, among other things:

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

Some of our operations are based on traditional, old coal extraction and processing techniques, which are popular in China, and which produce waste water, gas emissions and solid waste materials. The PRC government has tightened enforcement of applicable laws and regulations and adopted more stringent environmental and operational standards. We believe that our coal mining, washing and coking operations comply in all material respects with existing Chinese environmental and safety standards. However, some of our mines were subject to what we believed county-wide shut downs and safety inspection of coal mines by the local governments in 2011. The temporary government mandated-shut down was slowing resumed during 2012. As a result, our results of operations was  harmed in 2011 and 2012. .

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

On October 31, 2012, the Guizhou province of China, in which the Company operates two of its four coal mines, issued a provincial-level notice/order (the “Guizhou Consolidation Policy”) that set forth the following key requirements, among others—by the end of 2013: (i) the total number of coal-mine related business enterprises in the Guizhou province (“Guizhou Coal Enterprise”) shall be limited to no more than 200; (ii) each Guizhou Coal Enterprise in Gui Yang City of Guizhou province shall reach at least the capacity to produce One Million (1,000,000) tons of coal per year; (iii) each Guizhou Coal Enterprise in Liu Pan Shui City of Guizhou province shall reach at least the capacity to produce Two Million (2,000,000) tons of coal per year; (iv) for certain coal mines, the mechanization level for coal-mine development and coal mining shall reach, respectively, 70% and 45% (by the end of 2015, 80% and 55% respectively.)  While the Guizhou Consolidation Policy has opened the door for the Company to acquire/consolidate additional smaller coal mines in the Guizhou province at faster speed and at attractive prices, the Company is also aware that the Company’s current coal-production capacity and mechanization level have not met the requirements set forth in the Guizhou Consolidation Policy, but we intend to work diligently to meet the requirements in the policy by the end of 2013.

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

•         general economic or political conditions in China and USA.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

Our corporate actions are substantially influenced by our principal stockholders and affiliated entities.

Members of our management and their affiliated entities own or have the beneficial ownership right to approximately 17% of our outstanding common shares, representing approximately 17% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

Item 1B. Unresolved Staff Comments

The Company has outstanding unresolved comments from the SEC from a letter it received on January 12, 2012 relating to its Registration Statement on Form S-1 filed with the SEC on December 8, 2011, its Form 10-Q for the fiscal quarter ended October 31, 2011.  As of November 29, 2012, we have engaged a very experienced SEC lawyer to assist us in resolving  the SEC letter and related issues.

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

L & L ENERGY, INC.

Date: December 10, 2012	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: December 10, 2012	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: December 10, 2012	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended October 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: December 10, 2012	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended October 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ian G. Robinson, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: December 10, 2012	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO