Form 10-Q
period 2013-01-31
L & L ENERGY, INC.
filed 2013-03-11
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED ON JANUARY 31, 2013.

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 11, 2013 there were 38,149,277 shares of common stock outstanding, with par value of $0.001.

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

                                                                                          PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

L & L ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2013 AND APRIL 30, 2012
(Unaudited)
	January 31, 2013	April 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,117,515	$3,547,953
Accounts receivables	38,499,154	26,032,123
Prepaid and other current assets	23,045,587	17,540,206
Other receivables	21,094,124	8,738,868
Inventories	8,722,746	4,701,954
Assets held for sales	-	68,769,279
Total current assets	96,479,126	129,330,383

Property, plant, equipment, and mine development, net	159,220,393	85,469,222
Construction-in-progress	11,200,140	26,417,686
Intangible assets, net	221,176	79,491
Goodwill	2,914,424	919,017
Other assets	993,355	404,689
Long term receivable	26,280,607	27,840,433
Related party notes receivable	6,040,433	6,096,617
Total non-current assets	206,870,528	147,227,155

TOTAL ASSETS	$303,349,654	$276,557,538

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,790,146	$799,102
Accrued expenses and other current liabilities	916,908	916,001
Other payables	32,047,140	34,491,367
Related party payables	2,759,608	1,863,413
Due to officers	1,450,375	414,667
Tax payable	15,240,845	12,633,204
Customer deposits	978,194	1,381,300
Liabilities held for sales	-	6,126,253
Total current liabilities	57,183,216	58,625,307

LONG-TERM LIABILITIES
Related party payable- Long term	-	304,951
Asset retirement obligations	3,514,215	1,772,833
Total long-term liabilities	3,514,215	2,077,784

Total Liabilities	60,697,431	60,703,091

EQUITY:
L&L ENERGY STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and outstanding	-	-
Common stock ($0.001 par value, 120,000,000 shares authorized: 37,979,414 and 36,991,397 shares issued and outstanding at January 31, 2013 and April 30, 2012 respectively)	37,979	36,991
Additional paid-in capital	67,850,688	65,752,560
Accumulated other comprehensive income	9,313,948	10,622,683
Retained Earnings	125,660,995	96,134,782
Treasury stock (86,595 shares and 143,093 shares at January 31, 2013 and April 30, 2012 respectively)	(68,035)	(123,968)
Total L & L Energy stockholders' equity	202,795,575	172,423,048
Non-controlling interest	39,856,648	43,431,399
Total equity	242,652,223	215,854,447
TOTAL LIABILITIES AND EQUITY	$303,349,654	$276,557,538

                                               The accompanying notes are an integral part of these consolidated financial statements

L & L ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS PERIODS ENDED JANUARY 31, 2013 AND 2012
(Unaudited)
	For The Three Months Periods Ended January 31,		For The Nine Months Periods Ended January 31,
	2013	2012	2013	2012
NET REVENUES	$59,852,361	$19,384,566	$144,804,738	$78,336,628
COST OF REVENUES	39,396,382	14,238,311	102,569,810	57,271,928
GROSS PROFIT	20,455,979	5,146,255	42,234,928	21,064,700

OPERATING COSTS AND EXPENSES:
Salaries & wages-selling, general and administrative	703,121	1,014,187	2,597,634	4,530,049
Selling, general and administrative expenses, excluding salaries and wages	3,358,112	1,502,100	9,260,485	5,995,523
Total operating expenses	4,061,233	2,516,287	11,858,119	10,525,572

INCOME FROM OPERATIONS	16,394,746	2,629,968	30,376,809	10,539,128
OTHER INCOME (EXPENSE):
Interest income (expense)	116,926	85,078	341,261	461,451
Other income (expense),net	71,828	(208,967)	962,243	(1,326,566)
Total other income (expense)	188,754	(123,889)	1,303,504	(865,116)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	16,583,500	2,506,079	31,680,313	9,674,012
PROVISION FOR INCOME TAXES	1,574,799	336,085	3,072,766	1,426,412
INCOME FROM CONTINUING OPERATIONS	15,008,701	2,169,994	28,607,547	8,247,600

Income attributable to non-controlling interests	3,007,604	510,282	6,334,799	2,217,152
Income attributable to L & L	12,001,097	1,659,712	22,272,748	6,030,448

DISCONTINUED OPERATIONS
Gain on disposal	3,260,086	-	3,260,086	-
Net income from discontinued operations attributable to non-controlling interests	176,375	527,243	2,236,402	983,128
Net income from discontinued operations attributable to L & L	335,615	2,199,758	3,993,377	4,004,851
TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS	3,772,076	2,727,001	9,489,865	4,987,979

NET INCOME	$18,780,777	$4,896,996	$38,097,412	$13,235,579

Net income attributable to non-controlling interests	$3,183,979	$1,037,525	$8,571,201	$3,200,279
Net income attributable to L & L	15,596,798	3,859,471	29,526,211	10,035,300

OTHER COMPREHENSIVE INCOME:
Foreign currency translation (loss) gain	(977,322)	347,024	(1,308,735)	4,833,525
COMPREHENSIVE INCOME	$17,803,455	$5,244,020	$36,788,677	$18,069,104

Comprehensive income attributable to non-controlling interests	$3,049,642	$1,093,359	$8,377,845	$3,961,242
Comprehensive income attributable to L & L	14,753,813	4,150,661	28,410,832	14,107,862

INCOME PER COMMON SHARE – basic from continuing operations	$0.32	$0.05	$0.60	$0.19
(LOSS) INCOME PER COMMON SHARE – basic from discontinued operations	$0.10	$0.07	$0.19	$0.12
INCOME PER COMMON SHARE – basic	$0.42	$0.12	$0.79	$0.31

INCOME PER COMMON SHARE – diluted from continuing operations	$0.32	$0.05	$0.60	$0.18
(LOSS) INCOME PER COMMON SHARE – diluted from discontinued operations	$0.10	$0.07	$0.19	$0.12
INCOME PER COMMON SHARE – diluted	$0.42	$0.12	$0.79	$0.30

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	37,318,789	32,723,159	37,562,695	32,093,512

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - diluted	37,318,789	33,539,928	37,562,695	33,004,193

                                                                                                                                      The accompanying notes are an integral part of these consolidated financial statements

L & L ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED JANUARY 31, 2013 AND 2012
	For The Nine Months Periods Ended January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,097,412	$13,235,579
Loss from discontinued operations, net of income taxes	(6,229,779)	(4,987,979)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of subsidiary	(3,260,086)	-
Income from continuing operations, net of income taxes	28,607,547	8,247,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,124,945	2,752,804
Stock compensation	2,099,117	2,913,347
Accretion of asset retirement obligation	137,134	108,240
Accounts receivable	(11,457,863)	(4,486,640)
Prepaid and other current assets	(3,584,643)	7,680,822
Inventories	(2,303,922)	(3,463,461)
Other receivable	(17,249,745)	755,196
Accounts payable and other payable	8,358,088	169,917
Customer deposit	(1,273,992)	405,791
Accrued and other liabilities	(417,174)	202,299
Taxes payable	2,513,694	1,107,490
Note receivable	56,184	(3,852,434)
Net cash provided by continuing operating activities	10,609,369	12,540,971
Net cash provided by discontinued operation	9,489,865	6,308,946
Net cash provided by operating activities	20,099,234	18,849,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,596,161)	(681,228)
Construction-in-progress	(27,442,341)	(19,497,219)
Acquisition of businesses, net of cash acquired	(1,748,669)	-
Proceeds from repayment of long term receivable	1,559,826	-
Increase in investments	-	397,860
Cash received from HSC disposal	5,125,291	1,030,260
Net cash used in continuing investing activities	(24,102,054)	(18,750,327)
Net cash used in discontinuing investing activities	12,555,005	(1,988,052)
Net cash used in investing activities	(11,547,049)	(20,738,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to officers	1,035,708	(1,200)
Proceeds from Treasury stock sold	55,933	3,840,795
Payment to previous owner of acquired mine	(8,708,978)
Net cash provided by (used in) continuing financing activities	(7,617,337)	3,839,595
Net cash provided by discontinued financing activities	-
Net cash provided by (used in) financing activities	(7,617,337)	3,839,595

Effect of exchange rate changes on cash and cash equivalents	634,714	430,595

INCREASE IN CASH AND CASH EQUIVALENTS	1,569,562	2,381,728
CASH AND CASH EQUIVALENTS, BEGINNING OF YEARS	3,547,953	4,914,425
CASH AND CASH EQUIVALENTS, END OF YEARS	$5,117,515	$7,296,153

SUPPLEMENTAL INFORMATION
INTEREST PAID	$-	$344,116
INCOME TAX PAID	$2,114,059	$1,012,634

NON-CASH INVESTING AND FINANCING ACTIVITY:
Acquisition of business, net of cash acquired	$(36,795,600)	$-
Divestiture of business, net of cash disposed	$35,046,931	$-

                                                                   The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Description of Business

L & L Energy, Inc. (“L&L” and/or the “Company”) was incorporated in Nevada, and is headquartered in Seattle, Washington.  Effective on January 4, 2010, the State of Nevada approved the Company’s name change from L&L International Holdings, Inc. to L & L Energy, Inc.  The Company is a coal (energy) company, and started its operations in 1995.  Coal sales are generated entirely in China, from coal mining, clean coal washing, and coal wholesale operations.  At the present time, the Company conducts its coal (energy) operations in Yunnan and Guizhou provinces, located in Southwest China.

As of January 31, 2013, the Company has the following subsidiaries or operations in China:

•         Kunming Biaoyu Industrial Boiler Co., Ltd (“KMC”), which owns/controls coal wholesale operations, L&L Coal Partners (the “2 Mines” or “LLC”), which owns/controls two coal mining operations (DaPuAn Mine and SuTsong Mine) and DaPuAn Mine’s coal washing operations; KMC also owns BaoXing Economic Trade Co. which is in wholesale operations,

•         Yunnan L&L Tai Fung (“Tai Fung”), which owns/controls SeZone County Hong Xing Coal Washing Factory (“Hong Xing”) and coal wholesale and distribution operations,

•         Wei She Coal Mine (“WeiShe”),

•         DaXing L&L Co. Ltd.,

•         Guizhou LiWei Coal Co. Ltd,

•         LaShu Coal Mine (“LaShu”), and

•         LuoZhou Coal Mine (“LuoZhou”).

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

Principles of Consolidation

Principles of Consolidation - The fully consolidated financial statements include the accounts of (i) the Company, (ii) its 100% ownership of KMC, DaXing and Guizhou LiWei subsidiaries including coal wholesale, (iii) 80% of operations of LLC (“2 Mines”), (iv) 51% of WeiShe Mine, (v) 98% of Tai Fung, and (?) 95% of LaShu and 95% of LuoZhou Mines. The Company fully consolidates 100% of the assets and liabilities of its subsidiaries and shows the non-controlling interests owned by their respective minority owners as Non-Controlling Interests.  The results of operations of our subsidiaries less amounts attributable to non-controlling interest owners are net income attributable to the Company.  All inter-company accounts and transactions are eliminated.

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to improve reporting and transparency of offsetting (netting) assets and liabilities and the related affects on the financial statements. ASU 2011-11 is effective for fiscal years and interim periods within those years beginning after January 31, 2013. The Company plans to adopt this guidance effective March 1, 2013, and we do not expect that its implementation will have a material effect on our consolidated financial statements.

NOTE 3.  BUSINESS COMBINATIONS

Acquisitions

DaPing Coal Mine

On March 15, 2011, the Company entered into an Acquisition Agreement to acquired 60% equity of the DaPing Coal Mine (“DaPing”), with an effective date of March 15, 2011, for a purchase price of 112,080,000 RMB (equivalent to approximately US$17,064,815). The Company had effective control of DaPing since right after the signing of the Acquisition Agreement on March 15, 2011. An initial installment of 10,000,000 RMB (equivalent to US$1,592,686) had been paid as of July 31, 2012. The remaining balance of 102,080,000 RMB is to be paid based on the achievement of several requirements by the Company and DaPing.  After meeting five requirements, 30% of the total purchase price, RMB 33,624,000 (equivalent to US$5,355,249) should be paid. The remaining balance of 68,456,000 RMB (equivalent to US$10,902,894) is payable after meeting another three requirements subsequent. On November 18, 2012, as part of the acquisition of LaShu and LuoZhou Mines, the Company transferred its 60% interest at DaPing as part of the payment for the new acquisition. Therefore, all the assets and liabilities had transferred to the new owner as of November 18, 2012.

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

Under the Agreement, the purchase price for 51% of the ownership interest in WeiShe Mine is about US$9.7 million, which will be paid in full by issuing 3,000,000 shares of common stock of the Company (“LLEN Stock”).  The 3,000,000 shares of Company Stock have been paid to Union or a designee of Union in installments, based on the satisfaction of certain conditions set forth in the Agreement. The stock price on February 3, 2012 was $3.22 per share. The non-controlling interest in WeiShe is measured at fair value at the acquisition date, with a discount rate approximately of 16% which reflected the factor of lack of marketability.

Allocation of purchase price:
Current assets	$1,158,026
Fixed assets	30,188,177
Intangible assets*	779,075
Fair value of assets	$32,125,278
Less: Fair value of Liabilities	(14,609,871)
Net assets acquired	$17,515,407
Non-controlling interest	$7,822,636

*Includes goodwill of $779,075

LuoZhou Coal Mine (“LuoZhou”) and LaShu Coal Mine (“LaShu”)

On November 18, 2012, the Company completed the acquisitions of the LuoZhou and LaShu Coal Mine Equity Ownership Transfer Agreement (the “Agreement”) with Guizhou Union Energy, Inc., a Chinese corporation (“Union”) and Guizhou Union Capital Investment Holding Co., Ltd., a Chinese corporation (“Union Capital”), to purchase 95% of the equity ownership interest of both LuoZhou and LaShu Coal Mine.

Under the Agreement, the purchase price for  95% of the ownership interest in both LuoZhou and LaShu Coal Mine was approximately RMB224.7 million (equivalent to US$37.1 million). The purchase price for 95% of the ownership interest in LuoZhou  was about RMB143.4 million (equivalent to US$22.8 million) and the purchase price for 95% of the ownership interest in LaShu Coal Mine was about RMB 90.3 million (equivalent to US$14.3 million), both of these two mines (LuoZhou and LaShu) will be paid together by a cash outlay of approximately $1.7 million and the transfer of the Company's interests in Zonelin Coking Plant (98%) and the DaPing Coal Mine (60%) which were valued at about $12.4 and $23.0 million respectively. LuoZhou Coal Mine has 27 million tons of reserves. LaShu Coal Mine has 7.2 million tons of reserve.

The estimated fair values of net assets acquired and presented below are preliminary and are based on the information that was available as of the acquisition date and at the time of the preparation of the financial statements. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the Company is awaiting the finalization of certain third-party valuations to finalize those fair values. Thus, the preliminary measurements of fair value set forth below are subject to change. The Company expects to finalize the valuation and complete the purchase price allocations as soon as practicable, but no later than one year from the respective acquisition date.

The following tables summarize the allocation of the purchase price to the fair values of the assets at the date of acquisition:

Allocation of purchase price of LuoZhou:
Current assets	$2,081,664
Fixed assets	21,488,633
Intangible assets*	2,432,713
Fair value of assets	$26,003,011
Less: Fair value of liabilities	(2,213,239)
Net assets acquired	$23,789,772
Non-controlling interest	$961,203

*Include goodwill of $1,651,981

Allocation of purchase price of LaShu:
Current assets	$3,204,425
Fixed assets	13,127,030
Intangible assets*	910,916
Fair value of assets	$17,242,372
Less: Fair value of liabilities	(2,264,401)
Net assets acquired	$14,977,971
Non-controlling interest	$605,171

*Includes goodwill of $397,617

Pro-forma Information

The following unaudited pro forma financial information for the Company summarizes the results of operations for the periods indicated as if the WeiShe, LuoZhou and LaShu (collectively, the “Companies”) acquisitions had been completed as of May 1, 2011 (depending on when the acquisitions occurred) and the Ping Yi, ZoneLin and DaPing (collectively, the “Companies”) disposals also had been completed as of May 1, 2011.  This pro forma financial information considers principally (i) the Company’s audited financial results, (ii) the unaudited historical financial results of the Companies, as supplied to the Company, and (iii) select pro forma adjustments to the historical financial results of the Companies.  Such pro forma adjustments represent principally estimates of (i) the impact of the hypothetical amortization of acquired intangible assets and the recognition of fair value adjustments relating to tangible assets in pre-tax income in each period and (ii) the pro form impact of the transaction on the Company’s tax provision in each period.  These pro forma adjustments did not have a material impact on the pro forma net income attributable to L&L Energy, as presented below.  The following pro forma data does not purport to be indicative of the results of future operations or of the results that would have actually occurred had the acquisition taken place at the beginning of 2009:

	For the nine months ended
	January 31, 2013	January 31, 2012
Net revenue	$151,198,725	$87,289,440
Income from continuing operations	33,746,366	14,910,370
Net income attributable to L&L Energy	$25,042,351	$9,515,619
Basic proforma earning per share	0.67	0.29
Diluted proforma earning per share	0.67	0.28

Divestiture

Sale of HSC

In late 2009 to early 2010, the Company determined that it was in the best interest of the Company to expand on other prospective acquisitions that would provide a better return to its stockholders.  Therefore, on April 18, 2010, the Company entered into an Equity Sale and Purchase Agreement (the “Equity Sale Agreement”) with Guangxi Liuzhou Lifu Machinery Co, Ltd, whereby the Company sold its 93% equity ownership interest in HSC for 41,000,000 RMB (equivalent to approximately US$6,000,000).  Guangxi Liuzhou Lifu Machinery Co, Ltd assumed the obligation of the Company to pay to HSC 23,800,000 RMB (equivalent to approximately US$3,485,300) that remained payable to HSC pursuant to the December Agreement.  Guangxi Liuzhou Lifu Machinery Co, Ltd also agreed to pay the remaining balance of 17,200,000 RMB (equivalent to approximately US$2,514,700) to the Company in three installments, (1) 3,440,000 RMB (approximately US$502,940) within six months of the sale, (2) 5,160,000 RMB (approximately US$754,410) between six months and twelve months after the sale, and (3) 8,600,000 RMB (approximately US$1,257,350) between twelve and twenty-four months after the sale.  Pursuant to the Equity Sale Agreement, if Guangxi Liuzhou Lifu Machinery Co, Ltd does not make such scheduled payments, a penalty of 1% of the applicable payment will be assessed for any deadline that is missed.  Additionally, interest of 3.5% per annum of the applicable payment will be assessed as of the day after the applicable payment date.  The portions of the purchase price that are due within twelve months after the sale (i.e., the first two installments) are included as “Other receivables” on the Company’s consolidated balance sheets and the portion of the purchase price due within 24 months of the sale (i.e., the third installment) is included as a “Long term receivable” on the Company’s consolidated balance sheets.  The Company recorded US$834,181 as income from discontinued operations and recognized a gain of US$1,017,928 on the sale on April 18, 2010.  As of January 31, 2013, outstanding receivable from the sale of HSC was US$801, 256, which is expected to be received before April 30, 2013.

Sale of Ping Yi Mine

With consideration of several factors including continuing development strategies, the Company made the determination to dispose of the Ping Yi Mine.  On April 30, 2012, the Company entered into an Equity Sale and Purchase Agreement with Mr. Zhang, the previous owner of Ping Yi Mine, whereby the company sold its 100% equity ownership interest in Ping Yi Mine for RMB 196,000,000, approximately $31,000,000.  The payment was agreed to take the form of receipt with payment in two parts, (1) through receipt of coal extracted from Ping Yi Mine subsequent to the disposal, including priority receipt of future coal from Ping Yi mine at a 5% discounted price compared to the market price until 70% of the payment is received; (2) through receipt of the use of Ping Yi Mine’s washing facilities subsequent to disposal, including  usage fees charged at a 3%~5% discounted price compared to the market price until 30% of the payment is received. The terms of the agreement state that full payment must be received within five years, and that 70% of total receipts must occur by the end of year three. As of January 31, 2013, the Company received total payment of $5,619,088 which $5,324,718 as prepayment of raw coal and $294,370 as coal washing facilities service.

The Company recorded $408,020 as income from discontinued operations for the year-ended April 30, 2012.  Additionally, the Company recorded $3,183,786 of costs to dispose related to the provision of discounting the estimated receipt of the payment over the payment term (refer to Note 5 and 11). Subsequently, the Company has written back $477,568 as income related to the provision for the nine months ended January 31, 2013.

Sale of DaPing Coal Mine

With consideration of several factors including continuing development strategies, the Company made the determination to dispose of the DaPing Mine. On November 18, 2012, the Company decided to purchase two coal mines, which are LouZhou and LaShu mines by making a swap of the 60% equity interest in DaPing mine and 98% equity interest in ZoneLin Coking Plant. The fair value of the 60% equity interest in DaPing is reasonably stated by the amount of approximately $ 23 million, including $0.5 million on assets write-up per fair value measurement.

Sale of ZoneLin Coking Plant

With consideration of several factors including continuing development strategies, the Company made the determination to dispose of the ZoneLin Coking Plant. On November 18, 2012, the Company decided to purchase two coal mines, which are LouZhou and LaShu mines by making a swap of the 60% equity interest in DaPing mine and 98% equity interest in ZoneLin Coking Plant. The fair value of the 100% equity interest in ZoneLin is reasonably stated by the amount of RMB 77,786,000 (approximately $ 12.4 million, including $2.7 million on assets write-up per fair value measurement).

The cancellation of L&L Yunnan Tiannen Industry Co. Ltd. (“TNI”)

L&L Yunnan Tiannen Industry Co. Ltd (“TNI”), a trading company, of which the Company owned 98% equity interest, was cancelled with its registration in November, 2012. TNI owned ZoneLin100% equity. On November 18, 2012, the Company disposed ZoneLin through acquisition of LuoZhou and LaShu Coal Mine. ZoneLin is no longer a subsidiary of the Company. At this point, TNI no longer holds any other subsidiary. Given the fact that the Company also has other trading companies such as TaiFung, DaXing, in order to streamline the organization and improve efficiency, the Company decided to withdraw TNI, and transfer TNI’s related business to TaiFung. During the quarter ended January 31, 2013, the Company completed the process of TNI’s cancellation and related matters.

NOTE 4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Cash advances are made to coal suppliers to guarantee a certain delivery of coal to us at a specified time and price. Since the demand for coal is high, we set up agreements with these suppliers, with cash deposits, to ensure a constant supply of coal to our washing facilities. By signing purchase agreements with our suppliers which provide for the payment of deposits over a certain period of time, we ensure that our suppliers will deliver their coal to us in a timely manner. Certain agreements impose penalties on the suppliers for non-compliance.

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

Additionally, the Company provides advances to employees for them to handle incidentals in our mining operations as well as washing expansion projects as these facilities are far away from our headquarters in Kunming.  There were no advances to officers or directors.

Advances to suppliers were $21.6 million as of January 31, 2013 increased by approximately $4.5 million compared to April 30, 2012.  The company keeps a high prepayment to suppliers in order to lock up coal. Furthermore, the company acquired LaShu mine and LuoZhou mines in this quarter and the two mines contribute about $2.7 million to advances to suppliers.

Prepaid expenses and other current assets consisted of the following:

Description	January 31, 2013	April 30, 2012*
Advances to suppliers	$21,634,935	$17,133,782
Bill receivable	955,490	-
Advanced to employees	386,414	344,124
Other	68,747	62,300
Total	$23,045,587	$17,540,206

*Reclassification

NOTE 5.  OTHER RECEIVABLES

Other receivables consisted of the following:

Description	January 31, 2013	April 30, 2012*
HSC receivable - current (note 3)	$801,256	$801,256
PYC receivable - current (note 3)	1,969,112	7,094,403
DaPing receivable-current	16,039,494	-
ZoneLin receivable-current	2,130,675	-
Other	153,587	288,483
Short term loans to business associates	-	554,726
Total	$21,094,124	$8,738,868

*Reclassification

The Company made short term loans to business partners in order to develop a long term business relationship.  Such loans are considered consistent with accepted business practices in China.  These business partners are suppliers to our Company and we believe that these loans result in securing adequate supplies for the expansion of production capacity in our mines.  As more fully discussed in Note 3, the Company sold its 100% equity ownership interest in Ping Yi Mine for RMB 196,000,000, approximately $31,200,000 on April 30, 2012. The estimated receipt of payment is expected to generally occur of a five-year term, in accordance with the contract. As such, a valuation allowance was recorded to reflect the net present value of the payments during that term at a rate of 5%, which is with reference to the discount explicit in the agreement. The initial recording of this discount resulted in the recognition of a cost of disposal in the period when the disposal incurred, which will be accreted as interest income by effective interest method over the life of the agreement. As of January 31, 2013, the receivable related to the disposal of the Ping Yi Mine, net of discount of $22,890,924 with a current portion of $1,969,112. The company sold its 60% equity ownership interest in DaPing and its 98% equity ownership interest in ZoneLin during this period.

As of the disposal day, DaPing mine recorded about $16 million payables to DaPuAn mine, SuTsong mine and HX washing facility. ZoneLin recorded about $2 million payables to DaPuAn mine and SuTsong mine. Prior to the sales of DaPing and ZoneLin, DaPuAu had inter-company receivables of RMB 13.4 and 72.6 million from ZoneLin and DaPing respectively. SuTsong had inter-company receivables of RMB 28.1 million from DaPing. Since we used net equity method for the disposal of DaPing and ZoneLin taking into account of net assets, we thus reclassified the two subsidiaries’ inter-company transactions as other receivables into each balance sheet. These other receivables reflected in the group consolidation statement.

NOTE 6.  INVENTORIES

Inventories are primarily related to coal located at KMC, WeiShe,Tai Fung, LuoZhou and LaShu. Inventories consisted of the following:

Description	January 31, 2013	April 30, 2012*
Raw Coal	$1,974,509	$754,047
Coke Coal	-	-
Fine Coal	6,748,237	3,947,907
Total	$8,722,746	$4,701,954

*Reclassification

NOTE 7.  PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

Property, plant, equipment and mine development consisted of the following:

Description	January 31, 2013	April 30, 2012*
Mine development	$100,751,264	$43,878,467
Mineral rights	42,757,320	24,276,841
Building and improvements	5,652,743	5,554,882
Machinery and equipment	23,903,903	22,076,263
Assets retirement cost, net	3,061,843	1,488,895
Total Property, Plant and Equipment	176,127,073	97,275,348
Accumulated depreciation and amortization	(16,906,680)	(11,806,126)
Total Property, Plant and Equipment, net	$159,220,393	$85,469,222

*Reclassification

Mineral rights represent the exclusive right, granted by the Chinese government, to operate the five mines, DaPuAn, SuTsong, WeiShe, LuoZhou, and LaShu. The rights were acquired in the first quarter of 2008 as a result of the acquisition of the “2 Mines” on May 1, 2008 and on November 1, 2009, the acquisition of the WeiShe on February 3, 2012 and the acquisition of LuoZhou and LaShu on November 18, 2012, respectively. The Company has elected to use unit-of-production method to depreciate its mineral rights.

Depreciation expense was $2,231,774 and $5,691,798 for the three and nine months ended January 31, 2013, respectively.

Depreciation expense was $1,189,496 and $4,644,380 for the three and nine months ended January 31, 2012, respectively.

Amortization expense of Asset Retirement Cost was $29,246 and $17,551 for the nine months ended January 31, 2013 and 2012.

NOTE 8.  CONSTRUCTION IN PROGRESS

Construction in progress includes mine development, ventilation and electrical system improvements, building of staff quarters, and beginning construction of a sewage treatment system and road expansion for the washing facilities.  Construction in progress was $11,200,140 and $26,417,686 as of January 31, 2013 and April 30, 2012, respectively. The $13 million decrease was primary due to construction in progress had been completed in last quarter and transferred out to fixed assets. Capitalized interest costs included in construction in progress were approximately $0 and $74,903 for the nine months ended January 31, 2013 and 2012, respectively.

NOTE 9.  INTANGIBLE ASSETS

Customer relationship and technology assets are being amortized over a period of 7 years.  Amortization expense for these assets was $55,350 and $124,837 for the nine months ended January 31, 2013 and 2012, respectively.

Intangible assets consisted of the following:

Description	January 31, 2013	April 30, 2012
Technology	$74,034	$74,043
Land right	158,668	-
Customer Relationship	47,356	47,362
Total Intangible Assets	280,058	121,405
Accumulated amortization	(58,882)	(41,914)
Total Intangible Asset, net	$221,176	$79,491

*Reclassification

We have reclassified Mineral Rights to Property, Plant, Equipment and Mine Development. Mineral Rights were disclosed as Intangible Assets in prior financial statements.

Land right was new item related to the acquisition of LuoZhou and LaShu mines.

The amortization schedule for the upcoming five years is as below (amount in thousands):

Remainder of Fiscal 2013	$8
Fiscal 2014	32
Fiscal 2015	32
Fiscal 2016	32
Fiscal 2017	32
Thereafter	85
Total	$221

NOTE 10.  OTHER ASSETS

Other assets represent the long-term restricted cash which included bank deposits placed as guarantee for the future payments of costs related to land subsidence, restoration, rehabilitation and environment protections required by the coal authority, amount of $993,355 and $404,689 of Yunnan and Guizhou province as of January 31, 2013 and April 30, 2012, respectively.

NOTE 11.  LONG TERM RECEIVABLE

In fiscal year of 2011, the Company entered into several agreements with Colorado-based Bowie Resources, LLC and have loaned a total of approximately $7 million.  The loan originally carried an interest rate of 9%.  The loan was co-senior with another lender.  The total owing to the Company as of January 31, 2013 was $5,358,796 including previously accrued interest of $312,783.  On February 28, 2013, the Company received payment of US$5,545,056 from Bowie as the full and final payment for the settlement of the outstanding loan.

As more fully disclosed in Note 3 and Note 5, the Company has recorded a long-term receivable related to the disposal of the Ping Yi Mine, as of January 31, 2013, the amount is of $20,921,812, net of a present value discount of $3,005,231 provided in the 10K ended April 30, 2012

NOTE 12.  RELATED PARTY TRANSACTIONS

Related Party Notes Receivable

The Company loaned money to various entities that have non-controlling interests (i.e. minority equity interest, or less than 50% equity interest in an entity.) with the Company.  Those loans are reflected in the consolidated balance sheets as related party notes receivables, and are secured by assets and machinery of the various mines or businesses, as indicated below.  Because these borrowers have business in which the Company has an interest or they are suppliers, customers, or people or party associated with our business entity, the Company considers these borrowers as related parties. The business purpose of these related party transactions relates to the maintenance of long-term business relationships.

There was no impact to the statements of income and other comprehensive income for the nine months ended January 31, 2013 and year ended April 30, 2012 as a result of these loans. For the nine months ended January 31, 2013, the total amount of loan repayments was approximate $6 million.

Related party notes receivable consisted of the following as of January 31, 2013:

Borrowers	Relationship	USD	Maturity	Collateralized by
Associates to TianRi Coal Mine	Shareholder & non-controlling interest holder	$1,367,943	May 1, 2015	Mining equipment
Associates to SuTsong	Shareholder & non-controlling interest holder	2,868,918	May 1, 2015	Mine Assets
Associates to DuPuAn	Shareholder & non-controlling interest holder	973,113	May 1, 2015	Mine Assets
Yunnan Tinnan Co. Ltd.	Non-controlling interest holder	489,254	May 1, 2015	Machinery
Others	Shareholder & non-controlling interest holder	341,205	Various dates	None
	Total	$6,040,433

Related party notes receivable consisted of the following as of April 30, 2012:

Borrowers	Relationship	USD	Maturity	Collateralized By
Associates to TianRi Coal Mine	Shareholder & non-controlling interest holder	$1,614,984	May 1, 2015	Mining Equipment
Associates to SuTsong	Shareholder & non-controlling interest holder	2,869,284	May 1, 2015	Mine Assets
Associates to DuPuAn	Shareholder & non-controlling interest holder	973,237	May 1, 2015	Mine Assets
Yunnan Tinnan Co. Ltd.	Non-controlling interest holder	443,128	May 1, 2015	Machinery
Others	Shareholder & non-controlling interest holder	195,984	Various dates	None
	Total	$6,096,617

Related Party Payable

Related party payable consisted of the following:

Description	January 31, 2013	April 30, 2012*
Payable to Robert Lee	$1,647,933	$1,647,933
Share to be issued	-	215,480
Payable to Union Energy (previous owner of LuoZhou mine and LaShu mine)	1,111,675	-
Total current related party	$2,759,608	$1,863,413
Payable to previous owners of ZoneLin (non-current)	$-	$304,951
Total Payable-related party	$2,759,608	$2,168,364

* Reclassification

Related party payables do not bear interest and are un-collateralized. These related parties payable have no impact on the statements of income and other comprehensive income for the nine months ended January 31, 2013 and year ended April 30, 2012.

Due to Officers and Directors

Due to officers consisted of the following:

Due to officer	January 31, 2013	April 30, 2012
Dickson Lee	$1,339,042	$243,334
Clayton Fong	111,333	111,333
Shirley Kiang*	-	60,000
Total due to officers/directors	$1,450,375	$414,667

*no longer a director as of September 1, 2012

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

The LuoZhou and LaShu mines were acquired by the Company in November 2012. According to the mine reservation report, management expects to extract approximately 26.6 million tons of coal and 7 million tons of coal from LuoZhou and LaShu over the remaining 30 years, respectively. LuoZhou Mine and LaShu Mine are located in Guizhou Province and the management estimates the asset retirement obligation at a rate of 3RMB per ton based on total reserves at the end of the useful lives of the mines. The interest rate used in the net present value calculation is 8%.

During the quarter ended October 31, 2010, the Company revised the forecasted cash flows used for the net present value calculations for the DaPuAn and SuTsong mines. The revisions to estimated cash flows pertain to revisions in the estimated amount and timing of required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages and third-party unit costs as of October 31, 2010. We based these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates. We evaluated the forecasted cash flows as of January 31, 2013, and no revision was deemed necessary.

The following is a summary of the change in the carrying amount of the asset retirement obligation during the quarter ended January 31, 2013 and year ended April 30, 2012.

	January 31, 2013	April 30, 2012*
Beginning balance	$1,772,833	$1,978,877
Liabilities incurred during the period	1,604,249	902,178
Liabilities settle during the period	-	(673,214)
Accretion of interest	137,133	251,511
ARO from discontinued operation-DaPing	-	(686,519)
Ending balance	$3,514,215	$1,772,833

*Reclassification

NOTE 14.  OTHER PAYABLES

Other Payables consisted of the following:

Description	January 31, 2013	April 30, 2012*
Payable to business partners	$2,846,826	$404,977
Payable to previous owners of DaPing Coal Mine	5,567,855	15,388,508
Resource surcharge payable of WeiShe Coal Mine	13,360,936	13,378,566
Note Payable	3,000,000	-
Others	7,271,523	5,319,316
Total other payable	$32,047,140	$34,491,367

*Reclassification

Total Other Payables was $32.0 million as of January 31, 2013. None of these payables are collateralized by any assets of the Company. $13.4 million is estimated resource surcharge payable of WeiShe Mine through acquisition. The estimated resources surcharge is determined by the coal reserve and surcharge per ton, which the guidance was issued by GuiZhou Land Resources Council. Payable to previous owners of DaPing Coal Mine was $5.6 million, which was reclassified from Due to Related Parties as the disposal. The other $7.3 million is for salary payable, notes payable, miscellaneous payment of fees related to maintenance, safety, employee training for security and environmental matters.

The Company issued a Note to an institutional lender to borrow US$3,000,000 loan with annual interest rate of 12%. This loan was collateralized by the loan from Bowie Resources LLC which has more information on Note 25.

NOTE 15.  TAX PAYABLES

Taxes payable consisted of the following:

Description	January 31, 2013	April 30, 2012*
VAT Payable	$5,260,159	$5,440,378
Income Tax Payable	6,939,156	4,537,204
Other Taxes Payable	3,041,530	2,655,622
Total Tax Payable	$15,240,845	$12,633,204

*Reclassification

Other Taxes Payables mainly include resources tax payable and business tax payable.

NOTE 16.  INCOME TAXES

Our effective tax rates were approximately 9% and 13% for the nine months ended January 31, 2013 and 2012, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates, and the Company has net operating loss carry-forwards available to offset current and future taxable income.

NOTE 17.  STOCKHOLDERS’ EQUITY

Stock Issued for Compensation:

The Board of Directors approved to issue shares in respect to the services provided by key employees during this quarter. For the three months ended January 31, 2013, the Company issued 150,683 shares to key employees with the share value of $277,777. Cancelled 86,667 shares issued to officer with the share value of $158,601.

For the three months ended January 31, 2013, the Company issued 9,564 shares of common stock to the Board of Directors, with the share value of $18,334.

For the three months ended January 31, 2013, the Company issued 15,000 shares of common stock with the share value of $27,450 for advisor.

For the three months ended January 31, 2013, the Company issued 3,279 shares of common stock with the share value of $6,000 for consultant.

Stock issued for Cash:

For the three months ended January 31, 2013, 505,780 shares of common stock were issued to investor for cash proceed in the amount of $875,000. During the third quarter, no warrants were exercise, respectively.

Treasury Stock:

For three months ended January 31, 2013, no treasury stock has been purchased or sold by the Company.

NOTE 18.  WARRANTS

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

The fair value was estimated on the date of the grant using the Black-Scholes option-pricing model. The following table displays the weighted average assumptions that have been applied to estimate the fair value of warrants on the date of grant for the three months ended January 31, 2013:

January 31, 2013
Expected life (years)	5.0
Risk-free interest rate	2.29%
Expected volatility	68.93%
Expected dividend yield	0%

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

For the three months ended as January 31, 2013, no warrant was issued or exercised for compensation.

Following is a summary of the status of warrants outstanding at January 31, 2013:

Type of Warrants	Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Executives-Class D	$2.25	10,000	0.08	$2.25
Directors - Class E	$3.00 - 9.34	210,916	1.79	$3.03
Non-employee	$11.22	1,000	2.38	$11.22
Total		221,916	1.71	$3.03

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

On January 9, 2013, the company granted 111,271 three year warrants to investor to purchase shares of the Company’s common stock pursuant to a stock purchase agreement.  The exercise price is $2.10 per common stock and is exercisable immediately.

During the third quarter ended January 31, 2013, the company has no warrant exercised to investors.

The table below is a summary of all warrants activity as of January 31, 2013:

Warrants Roll-forward Summary

	Units	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
Outstanding at April 30, 2012	870,692	$5.19	2.88
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at July 31, 2012	870,692	$5.19	2.63
Exercisable at July 31, 2012	870,692	$5.19	2.63
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at October 31, 2012	870,692	$5.19	2.37
Exercisable at October 31, 2012	870,692	$5.19	2.37
Issued	111,271	$2.10	2.94
Exercised	-	-
Expired	-	-
Outstanding at January 31, 2013	981,963	$4.84	2.16
Exercisable at January 31, 2013	981,963	$4.84	2.16

NOTE 19.  NON-CONTROLLING INTEREST

As described in Note 1, to the consolidated financial statements, the Company has the majority controlling interest of L&L Coal Partners (3 coal mining and washing operations), Tai Fung, WeiShe, LuoZhou and LaShu. During the fiscal year 2010, the Company increased its ownership interest in L&L Coal Partners to 80% from 60% at April 30, 2009. The equity related to non-controlling interest as of January 31, 2013 represents 20% third party interest in L&L Coal Partners, 2% third party interest in Tai Fung, 49% third party interest in WeiShe, 5% third party interest in LuoZhou and 5% third party interest in LaShu. The non-controlling interest in WeiShe is measured at fair value at the acquisition date, with a discount rate 16% which reflected the factor of lack of marketability. The non-controlling interest in LuoZhou and LaShu are measured at fair value at the acquisition date, with a discount rate 20% which reflected the factor of lack of marketability.

Below is a schedule of changes in ownerships interest as of January 31, 2013 and April 30, 2012:

	January 31, 2013	April 30, 2012
Beginning balance	$43,431,399	$29,530,133
Non-controlling interest related to acquisitions	1,934,998	7,822,636
Translation	16,988	1,083,961
Non-controlling interest related to disposal	(14,097,938)	-
Net income related to non-controlling interest	8,571,201	4,994,669
Ending balance	$39,856,648	$43,431,399

NOTE 20.  EARNINGS PER SHARE

The Company only had common shares, warrants and stock options issued and outstanding as of January 31, 2013.  Under the treasury stock method of earnings per share, the Company computed the diluted earnings per share as if all issued warrants or options were converted to common stock and cash proceeds were used to buy back common stock. The exercised prices of warrants and options are greater than fair market price. The securities are anti dilutive and can be ignored in the diluted Earnings Per Share calculation.

	For the Three Months Ended January 31		For the Nine Months Ended January 31
	2013	2012	2013	2012
EPS numerator:
Net income from continuing operations, net of income taxes	$15,008,701	2,169,994	$28,607,547	8,247,600
Less: Net (loss) income attributable to non-controlling interests	3,007,604	510,282	6,334,799	2,217,152
Income from continuing operations attributable to common stockholders	12,001,097	1,659,712	22,272,748	6,030,448
(Loss) income from discontinued operations, net of income taxes	3,595,701	2,199,758	7,253,463	4,004,851
Net income attributable to common stockholders	$15,596,798	3,859,472	$29,526,211	10,035,299
EPS denominator:
Weighted average shares outstanding — basic	37,318,789	32,723,159	37,562,695	32,093,512
Effect of dilutive shares	-	816,769	-	910,681
Weighted average shares outstanding — diluted	37,318,789	33,539,928	37,562,695	33,004,193
Basic EPS attributable to common stockholders:
Income from continuing operations	0.32	0.05	0.60	0.19
(Loss) income from discontinued operations	0.10	0.07	0.19	0.12
Net income attributable to common stockholders	$0.42	0.12	$0.79	0.31
Diluted EPS attributable to common stockholders:
Income from continuing operations	0.32	0.05	0.60	0.18
(Loss) income from discontinued operations	0.10	0.07	0.19	0.12
Net income attributable to common stockholders	$0.42	0.12	$0.79	0.30

NOTE 21.  COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company held operating lease in the Seattle office and Beijing office. The lease will expire in July 2013 and December 2014, respectively. The non-cancelable operating lease agreement requires that the Company pays certain operating expenses, including management fees to the leased premises. The future minimum rental payments in less than a year and in greater than a year are $190,152 and $136,873 respectively.

Legal Matters

On August 26, 2011, a federal securities law class action complaint was filed against the Company, certain officers and directors (i.e., Dickson V. Lee and Ian G. Robinson) and a former officer (i.e., Jung Mei (Rosemary) Wang) in the United States District Court, Western District of Washington at Seattle on behalf of a proposed class of all persons who purchased the common stock of the Company during the period August 13, 2009 through August 2, 2011, inclusive, and who were damaged thereby (the “Securities Class Action”), alleging that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934  by filing materially  false and misleading reports and financial statements with the SEC from August 2009 to July  2011. On December 15, 2011, the court appointed Gregg Irvin as lead plaintiff, and plaintiff filed an amended complaint and a second amended complaint on February 8 and March 2, 2012, respectively, naming four other current and former directors as defendants (i.e., Shirley Kiang, Robert Lee, Dennis Bracy and Robert Okun).

On November 4, 2011, a complaint was filed by Larew P. Stouffer, in a shareholder derivative suit on behalf of the Company, which is a  nominal defendant, against certain its officers and/or directors (i.e., Dickson V. Lee, Norman Mineta, Ian G. Robinson, Robert W. Lee, Shirley Kiang, Dennis Bracy, Syd S. Peng) and certain former officers and/or directors (i.e., Edward L. Dowd, Andrew M. Leitch, Robert Okun, Joseph J. Borich, Jung Mei Wang and David Lin) in the First Judicial District Court of the State of Nevada for Carson City (the “Stouffer Derivative Suit”),  alleging that the defendants breached fiduciary duties to the Company and its shareholders, wasted corporate assets, were unjustly enriched , and committed other wrongful acts.

On November 15, 2011, a complaint was filed by Russell L. Bush,  in a shareholder derivative suit on behalf of the Company, which is a  nominal defendant, against its existing directors (i.e., Dickson V. Lee, Norman Mineta, Ian G. Robinson, Robert W. Lee, Shirley Kiang, Dennis Bracy, Syd S. Peng) in the United States District Court, Western District of Washington at Seattle (the “Bush Derivative Suit”, with the Stouffer Derivative Suit, the “Derivative Suits”), alleging that the defendants breached fiduciary duties and were unjustly enriched.

The Company has notified our insurance carrier of the Potential Class Action and the Derivative Suits. The Company has retained outside legal counsel.

The Company is unable to estimate the amount or range of any potential loss in the event of an unfavorable outcome. As such, as of January 31, 2013, the Company has not accrued any liability in connection with potential losses from legal proceedings.

On April 23, 2012, the Company and Dickson V. Lee and Ian G. Robinson filed a motion to dismiss the Securities Class Action.  Proceedings in the Derivative Suits were stayed pending the court’s ruling on the motion to dismiss.

On December 3, 2012, the United States District Court, Western District of Washington at Seattle granted the Company’s motion to dismiss the Securities Class Action lawsuit, and   gave plaintiff thirty days in which to seek the court’s permission to file another  amended complaint.

On January 2, 2013, plaintiff filed a motion for leave to file an amended complaint.  Pursuant to a stipulation of the parties, the court granted such leave, and on February 4, 2013, plaintiff filed a third amended complaint on behalf of a proposed class of all persons who purchased the common stock of the Company during the period August 13, 2009 through August 2, 2011, inclusive, and who were damaged thereby, against the Company, certain officers and/or directors (i.e., Dickson V. Lee and Ian G. Robinson) and a former officer (i.e., Jung Mei (Rosemary) Wang), alleging that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by filing materially false and misleading reports and financial statements with the SEC from August 2009 to July 2011.

Pursuant to a stipulation of the parties and an order entered by the court, the Company’s motion to dismiss plaintiff’s third amended complaint is due April 12, 2013.  Proceedings in the Derivative Suits continue to be stayed.

The Company believes that these suits are without merit and intends to defend them vigorously.

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

Concentrations

For the nine months ended January 31, 2013, we had one major customer who purchased 19% of the Company’s total sales, and represented $11,059,781 of accounts receivable balance in total as of January 31, 2013.  In addition, we had one major supplier who provided 18% of our total purchases, and the relevant account payable had been paid off as at January 31, 2013.

NOTE 22.  STOCK INCENTIVE PLAN

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

For the three months ended January 31, 2013, 99,999 stock options above mentioned of board compensation has been vested.  No stock option has been exercised.

The following table displays the weighted average assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the three months ended January 31, 2013:

January 31, 2013
Dividend yield	-
Risk-free interest rate	2.29%
Expected volatility	68.93%
Expected lives	5 years

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

The following summarizes pricing and term information for options outstanding as of January 31, 2013:

	Options Outstanding
		Weighted
Range of	Total Options	Average Remaining Life	Weighted
Exercise Prices	Outstanding	(Years)	Average Exercise Price
$2.00 - $7.65	280,000	4.37	$2.81

As of January 31, 2013, 139,999 of 280,000 stock options outstanding for compensation were exercisable.

The following table is a summary of stock option activity under the Stock Incentive Plan as of January 31, 2013 and changes for the year then ended:

	Incentive Stock	Weighted Average	Weighted Average
	Options	Exercise Price Per Share	Remaining Life (Years)
Outstanding at May 1, 2012	40,000	$7.65	3.84
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding at July 31, 2012	40,000	$7.65	3.59
Exercisable at July 31, 2012	40,000	$7.65	3.59
Granted	240,000	$2.00	4.84
Exercised	-	-	-
Canceled	-	-	-
Outstanding at October 31, 2012	280,000	$2.81	4.62
Exercisable at October 31, 2012	40,000	$2.81	4.62
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding at January 31, 2013	280,000	$2.81	4.37
Exercisable at January 31, 2013	139,999	$2.81	4.37

NOTE 23.  SEGMENT INFORMATION

The Company reports its operations primarily through the following reportable operating segments: coal mining, coal wholesaling, coking and coal washing revenue.   The Company’s chief operating decision maker uses operating income as the primary measure of segment profit and loss.

	For the three months ended January 31,		For the nine months ended January 31,
Total Revenues (including intersegment sales)	2013	2012	2013	2012
Coal mining revenue	$26,176,495	$4,868,952	$51,414,026	$19,977,896
Coal wholesale revenue	11,560,671	5,282,647	33,912,725	14,597,277
Coal coking revenue	-	-	-	-
Coal washing revenue	22,115,195	10,576,251	61,645,062	46,086,986
	$59,852,361	$20,727,850	$146,971,813	$80,662,159

Discontinued operations:
Coal mining revenue	$932,813	$4,384,262	$10,184,306	9,400,900
Coal washing revenue	-	3,210,873	-	5,421,212
Coal coking revenue	695,005	4,468,356	6,742,757	18,502,143
	$1,627,818	$12,063,491	$16,927,063	$33,324,255

Total revenue	$61,480,179	$32,791,341	$163,898,876	$113,986,414

Intersegment revenues	2013	2012	2013	2012
Coal mining revenue	$-	$-	$-	$712,919
Coal wholesale revenue	-	-	-	-
Coal coking revenue	-	-	-	-
Coal washing revenue	-	1,343,284	2,167,076	1,612,613
	$-	$1,343,284	$2,167,076	$2,325,532

Discontinued operations:
Coal mining revenue- PYC	$-	$-	$-	$-
Coal washing revenue - PYC	-	1,255,369	-	2,961,048
	$-	$1,255,369	$-	$2,961,048

Total intersegment revenue	$-	$2,598,653	$2,167,076	$5,286,580

Net revenues	2013	2012	2013	2012
Coal mining revenue	$26,176,495	$4,868,952	$51,414,028	$19,977,897
Coal wholesale revenue	11,560,671	5,282,647	33,912,725	14,597,277
Coal coking revenue	-	-	-	-
Coal washing revenue	22,115,195	10,576,251	61,645,062	46,086,986
Less intersegment revenues	-	(1,343,284)	(2,167,076)	(2,325,532)
	$59,852,361	$19,384,566	$144,804,739	$78,336,628

Discontinued operations:
Coal mining revenue	$932,813	$4,384,262	$10,184,306	$9,400,900
Coal washing revenue	-	1,955,504	-	2,460,164
Coal coking revenue	695,005	4,468,356	6,742,757	18,502,143
	$1,627,818	$10,808,122	$16,927,063	$30,363,206

Total net revenue	$61,480,179	$30,192,688	$161,731,802	$108,699,834

Net income attributable to L&L	2013	2012	2013	2012
Coal mining	$11,066,113	$1,938,556	$19,875,508	$8,408,213
Coal wholesale	610,386	313,765	1,535,903	1,064,802
Coal coking	-	-	-	-
Coal washing	1,933,315	1,258,063	6,018,046	5,284,285
Parent Company	1,651,371	(1,867,424)	(1,896,625)	(8,743,604)
	$15,261,185	$1,642,961	$25,532,832	$6,013,696

Discontinued operations:
Coal mining revenue	$262,318	$1,176,251	$3,334,431	$1,676,575
Coal washing revenue	-	291,817	-	103,138
Coal coking revenue	73,297	748,443	658,947	2,241,891
	$335,615	$2,216,510	$3,993,378	$4,021,604

Net income attributable to L&L	$15,596,800	$3,859,471	$29,526,210	$10,035,300

Depreciation expense	2013	2012	2013	2012
Coal mining	$2,002,804	$412,422	$4,396,210	$2,020,247
Coal wholesale	12,227	14,935	35,748	45,309
Coal coking	-	-	-	-
Coal washing	143,829	142,628	429,657	421,764
Parent Company	72,914	74,367	217,184	209,997
	$2,231,774	$644,353	$5,078,799	$2,697,318

Discontinued operations:
Coal mining depreciation	$-	$307,812	$435,178	$1,226,942
Coal washing depreciation	-	151,661	-	479,734
Coal coking depreciation	-	85,670	177,820	240,387
	$-	$545,143	$612,999	$1,947,063

Total depreciation expense	$2,231,774	$1,189,496	$5,691,798	$4,644,381

Total assets	2013	2012
Coal mining	$209,447,611	$172,732,033
Coal wholesale	22,450,168	19,375,449
Coal coking	-	11,615,194
Coal washing	37,067,869	33,011,004
Parent Company (intercompany)	34,384,005	39,823,859
	$303,349,652	$276,557,539

NOTE 24.   EQUITY FINANCING

In January 2013, the Company entered an agreement with a private, accredited investor in January 2013 to sell 505,780 shares of its restricted common stock, with warrants, for $875,000 in cash.  The warrants are exercisable for three years to purchase 111,271 shares of its restricted common stock with a $2.10 exercise price. The agreement pursuant to which the investment was made gives the investor piggyback registration rights on any registration statement declared effective within six months.  It also gives the investor the option to participate in up to 10% of certain future PIPE transactions for three years.

NOTE 25.  SUBSEQUENT EVENT

In fiscal year of 2011, the Company entered into several agreements with Colorado-based Bowie Resources, LLC and have loaned a total of approximately $7 million.  The loan originally carried an interest rate of 9%.  The secured loan was co-senior lender with another lender.  The total owing to the Company as of January 31, 2013 was $5,358,796 including previously accrued interest of $312,783.   On February 28, 2013, the Company received payment of US$5,545,056 from Bowie as the full and final payment for the settlement of the outstanding loan.

In December 2012, China’s National Policy changed to allows sole proprietorship of mines to be changed to special limited company.   The Company made these changes on March 1, 2013.  The name of DaPuAn Coal Mine (“DaPuAn”) has been changed to Shizong HengTai Coal Mining Co., Ltd. DaPuAn Mine (“HengTaiDaPuAn”).  Similarly, SuTsong Coal Mine (“SuTsong”) has been changed to limited partnership structure.  Under the agreements, the Company still has 80% of the equity in both of HengTai DaPuAn and SuTsong. The transactions do not impact the existing ownership of both mines by the Company.

Additionally, the current 20% minority owner of DaPuAn has 100% ownership of Shizong HengTai Coal Mining Co. Ltd. Washing Plant (HengTai Washing Plant). Subject to the fair market valuation assessment, the Company is in the process of swapping the 80% ownership of HengTai Washing Plant with its 98% ownership at Hong Xing Washing Plant.  Effectively, after the proposed swap transaction, HengTai DaPuAn and HengTai Washing Plant will then be under a holding company named Shizong HengTai Coal Mining Co. Ltd. with 80% equity owned by the Company and 20% owned by the existing shareholder.

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

When we use the terms "we," "us," "our," "L & L," and "the Company," we mean L & L ENERGY, INC. a Nevada corporation, and its subsidiaries.

Overview

We produce, process, and sell coal in the People’s Republic of China (“China” or “PRC”).  As of January 31, 2013 our vertically integrated coal operations include five coal mines, two coal washing plants, and coal wholesale and distribution networks in the southwest region of China. Currently, substantially all of our coal mining operations are located in the Guizhou and Yunnan provinces. Our operations are located in inland and rural areas of China, which are being developed at a faster rate than the coastal areas that have historically received most of the PRC’s government focus. We sell the coal we produce, or acquire through wholesalers; both though direct sales to end users in China and through other wholesalers.

We were initially founded in 1995 by an American citizen and current Chairman and CEO Dickson Lee and originally focused on consulting services.  In 2001 we became a public reporting company and in 2004 acquired a majority interest in a coal related air compressor equipment company (“LEK”) located in China, we disposed of LEK in 2009 in order to focus on growing our coal businesses. In 2006 we commenced our coal operations which now constitute our principal operating business. We have funded our business to date primarily through investments from our founder and Chairman, from private placements, from cash flows from operations and from certain debt financings and arrangements.

We conduct our operations through both wholly-owned subsidiaries and majority interests in other entities. We derive our revenues from selling coal to customers, mainly State Owned Enterprises (SOE) and private enterprises in Yunnan, Guizhou and Guangxi Provinces.  Most of our thermal or steam coal is sold to SOEs utilities companies that generate power, mainly electricity.  Most of our metallurgical coal and coking coal is sold to SOEs that make steel, though some steelmaker customers also purchase thermal coal to generate power for the steel factories.

We are a United States company incorporated in Nevada and headquartered in Seattle, WA. We have our China headquarter in Beijing and have China operations centers in Kunming City in Yunnan Province and in Guiyang in Guizhou Province. The majority of our management team and board of directors are American citizens and many are bilingual. As a public reporting company since 2001, we commenced trading on the NASDAQ Global Market in February 2010.

Macroeconomic Factors

There were several relevant macro-economic factors directly impacting our operating environment in China during FY 2013, including GDP growth and inflation. In 2012, China’s GDP growth was 7.8%, down from 9.2% and 10.4% in 2011 and 2010 respectively.  This was largely attributable to a turbulent world economic climate and China’s efforts to tame inflation.

In the middle of November 2012, China completed its 18th National Congress for it’s once a decade leadership transition. The new leaders have conveyed plans to boost the economic growth in an orderly manner for the coming years.

At the start of the Company’s prior fiscal year in May 2012, inflation in China was 3.0%, down from a recent high of 6.5% in July 2011.  After the PRC tightened its fiscal policies, which included letting interest rates rise and capping prices of certain domestically-produced commodities like coal, inflation fell to 2.0% at the end of the Company’s third quarter ended January 31, 2013.

Coal prices in China declined in the summer of 2012 primarily due to lower priced coal throughout the US and Europe. Prices have stabilized and risen modestly in China this winter. Coal prices in the United States declined because there is lower demand for coal due to increased competition from ample and low price natural gas, one of the warmest winters in recorded history and certain government policies.  Combined with a sluggish market for coal in Europe, coal exporters took advantage of the arbitrage opportunities between Chinese domestic coal prices and international coal prices.  This created a temporary oversupply of coal last summer.

Coal will continue to be a key component of the PRC’s energy policy. According to the U.S. Energy Information Administration, coal makes up 70% of China’s total primary energy consumption.  China is both the largest consumer and producer of coal in the world.  In 2009, China accounted for over 46% of the world’s coal consumption. It is estimated that demand for coal in China will continue to increase for several decades, thus producing a favorable business environment for coal producers and wholesalers. Although China has substantial natural coal resources, the coal mining industry in China is fragmented and inefficient, and includes many small companies who lack the economies of scale and resources needed to maximize production capacity. The past few years, mining companies in China have been unable to produce enough coal to meet China’s growing coal demands. As a result the PRC has allowed China to become a net importer of coal. A national policy of consolidation to increase production capacity, improve efficiency and safety in coal mines in China was announced years ago and continues today. Beginning with the 11th 5 year plan in 2006, the policy of government-mandated consolidation has continued with the current 12th 5 year plan from 2011-2015, which expands and accelerates the consolidation to new provinces including Guizhou.

In summary, China began our last fiscal year with excessive supply of cheaper coal imported resulting in pricing pressure for the entire coal industry.  This pricing pressure was evidence in Q1 and Q2 of our FY 2013 as our average selling price per ton decreased 7.7% and 5.0% respectively from previous quarter but the price started to stabilize in Q3 2013 with average selling price per ton increased 6.4% from previous quarter.

The Twelfth Five-Year Plan Impact on the Chinese Coal Industry

The National People’s Congress ratified the 12th Five-Year Plan in March 2011 for the period 2011-2015.  Three sectors received major boost: health care, technology, and energy.  With its emphasis on “inclusive growth,” the Chinese government is encouraging foreign business participation in these Strategic Emerging Industries.  In the energy sector, the PRC announced guidelines for a government-mandated consolidation of the fragmented and inefficient coal industry in Guizhou Province, similar to earlier consolidation efforts in northern China.

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

Overall Strategy and Plan of Operations

The Company is a vertically integrated coal operator participating in the consolidation of a fragmented coal industry in Yunnan and Guizhou Provinces of southwest China. We plan to expand our coal business two ways: first, through expansion of existing operations in accordance with the consolidation policy, and second, through continued acquisition of operations that lack the capital and management skills to expand to meet the minimum capacity required by the government. Additional plan for expanding our coal business includes expanding our coal wholesale operations into Guizhou, pursuing strategic partnerships, exploring viable options for raising capital with an emphasis on debt and other non-dilutive instruments, and strengthening our team.

Organic Growth

All five of our mines are producing at full capacity. We had a record quarter of 233,000 tons of coals produced. We expect to double that number once all five mines have been expanded.

WeiShe mine was acquired in February of 2012 and took 8 months to ramp up to its approved capacity of 150,000 tons per year. We have already begun expansion to 400,000 tons capacity. Luozhou and Lashu were acquired in November 2012 and have ramped up much faster. They are already running at approved capacities of 200,000 and 150,000 tons respectively. We expect to expand all three of these Guizhou mines to over 1.2 million tons in the next few years, well ahead of the 2015 deadline for consolidation in the province. In Yunnan, we have 2 mines DaPuAn and SuTsong which we expect to expand to 300,000 tons.

We acquired producing mines that lack capital and/or management expertise to expand to meet the minimum government-mandated production requirement, and then we provide the resources to expand production capacity and improve safety. Most coal mines in Southwest China, including our mines, use the conventional/traditional mining method. Since the acquisition of our mines, the Company has invested substantially in mine infrastructure, which allows us to increase the productivity of our mines. The Company had invested in tunnel construction, shafts, transportation system and roads, pumps, ventilation system, walls, storage facilities, dorms and other types of infrastructure.  The investment in tunnel construction and shaft allow the Company to dig coal from new areas in safer environment to increase the production capacity. The investment in conveyor belts allows the Company to get coal from ground with shorter turnaround time and bigger capacity. We also drill additional shafts in some of our mines to increase safety, operational efficiency, and improve the working environment. Two of our mines continue to use timber to reinforce mine shafts. We have improved safety by using steel and hydraulic braces to reinforce the support the roof of the mine. Our newest mines use roof bolts which are safer and will allow greater mechanization in the future. We have also invested in monitoring equipment for hazardous gases like methane, better electrical equipment and communication systems, GPS locators for each underground miner, and blowers and better ventilation systems to ensure safe air quality. The Company also seeks to acquire larger mines as mines designed to scale up to large production have become available on the market recently because the consolidation policy requires that all mines come under a holding company that controls one to two million tons of production per year.

In addition to simple infrastructure improvement, we improve our production and safety through introducing basic management practices by expanding from single shift to multiple-shift operating teams, and including production incentives and bonuses in our team’s compensation package. Our mine operations have instituted regular safety training for both mine management and workers, regular sharing of safety information, and individual shift safety briefings and debriefings at the start and end of each shift.  Because slogans are effective in impacting Chinese behavior, safety banners are posted for easy viewing. We comply with and try to exceed all the safety standards and cooperate fully with local, provincial, and national government safety regulators and safety supervision teams. There have been no fatal accidents in any of our mines.

This has resulted in the successful integration and safe expansion of the five mines we have acquired and expansion of production capacity to meet the current government-mandated minimum annual production requirement of 300,000 tons a year.

Coal washing increases the value and revenue of some of our mined coal. The Company constructed the DaPuAn coal washing plant to enhance the value of the coal mined at DaPuAn mine. In addition, the Company expanded the capacity of our coal washing facilities, in particular Hong Xing, which washed other mines’ coal. L&L is exploring partnerships to jointly develop coal preparation facilities in South China.

The Company continues to expand the capacity and improve the safety of our mines. According to Chinese government regulation, a coal mine can produce up to the production capacity set forth in the mining production permit. However, depending on the market demand for coal, especially during the high demand season in the winter, the local government does allow coal mines to produce more than the production capacity that year or use the unused quote from previous years without giving specific written approval.  It has become a common practice that the actual production can vary from the authorized production limit. The situation may change from month to month or year to year. A new permit must be obtained if the total mine production exceed the total approved tonnage for the life of the mine.

Acquisitive Growth

In addition to an organic growth of over 100% in the next several years, we expect continued opportunities to acquire mines and other operations. We believe that the current government-mandated consolidation policy in China will continue and thus create more acquisition opportunities for us. Strategically, the Company will accelerate the rate of acquisition and increase the size of acquiring mines.

Our acquisition and inspection team consists of business, operational, financial, and renowned coal experts. Two of the members are Dr. Syd Peng and Mr. Jingcai Yang who are both independent directors of the Company. Dr. Peng is a distinguished professor of mining engineering at the West Virginia University (WVU), specializing in underground mining technologies. After earning his PhD in Mining Engineering from Stanford University in 1970, Dr. Peng spent his entire career in mining including work for the U.S. Bureau of Mines, the faculty of WVU where he served as Chairman of the Department of Mining Engineering. He is a member of the National Academy of Engineering and is the recipient of numerous professional awards.  Mr. Yang is a well known leader in the coal industry of China. He has over 30 years of experience, 16 of those spent with Shenhua, the largest coal company in the world. Mr. Yang was formerly the Chief Engineer of Shenhua before being promoted to Chairman  & CEO of Shandong Coal Corporation, the largest and most profitable Shenhua subsidiary, where he held full P&L responsibility.

Originally our standard criteria include existing mines in production with good infrastructure and sufficient reserves but lacking the capital and management to expand to or beyond the current minimum of 300,000 tons per year. Because the consolidation policy requires that all mines must also join a holding company that controls coal production between 800,000 to 2,000,000 tons. We are now targeting larger mines with production near 300,000 tons or more, and have considerable proven coal reserves, better geology, and strong management teams already in place. When these well-designed mines are executed effectively, they require less capital expenditure to expand capacity. Strong management teams are integral to better safety and allow for scaling up operations more quickly. Mines with these characteristics are on the market more frequently than in the past because of the government consolidation policy.

We acquired 3 mines from Union Energy that met those criteria, Weishe, Luozhou and Lashu mines. They are currently operating at 150,000, 150,000 and 200,000 tons per year and will be expanding to over 1.2 million collectively. We expect other opportunities will arise in Guizhou as the deadline nears. We will also look at opportunities to buy mines in Shanxi and Inner Mongolia which have already undergone consolidation and are running at the capacity of one million tons per year.

Other

In addition to acquiring mines, the Company established a new coal wholesale operation DaXing L&L Coal Company. With approval from the government, DaXing has begun developing additional coal storage space and growing its distribution network.  Our DaXing subsidiary had handled over 55,000 tons of raw coal sales during the first three quarters in FY2013.  And through its sourcing of coal, it introduces potential mine acquisitions to the Company in a similar manner as KMC.  DaXing is actively looking for and entering into joint sales agreements with strategic partners to expand our distribution.

The Company will continue to recruit talented professionals to strengthen our team at the board, officer, and management level. Our board is composed mostly of independent directors who are predominately U.S. citizens.  We successfully recruited a world-renowned expert in coal mining who had chaired the Department of Mine Engineering at West Virginia University and a former senior executive with the largest coal company in the world. Officers include the founder of the Company, a Chief Financial Officer who was a partner with Ernst & Young, two former senior White House staffers. One of whom is also the former Director of the United States Mint. We have recruited key managers to augment our legal, accounting, and operations departments in both the United States and China, of whom many were trained in the United States and have advanced degrees in business.

The Company’s immediate mission is to become a leading coal energy company in coal-rich Yunnan and Guizhou Provinces. To meet the government-mandated production targets for each holding company in Guizhou, we believe that the Company’s production capacity will be increased to between 1,000,000 and 2,000,000 tons per year by the end of 2013.  Production could be much higher with additional acquisitions.

General Discussion and Analysis of Third Quarter FY2013 Results

Mining production, revenues, earnings, and earnings per share were all up 5 quarters in a row. The third quarter results continued the momentum created by the growing recovery of our mining segment in the first quarter of FY2013. The coal production by our mines was 233,000 tons, an increase of 25.9% from 185,000 tons last quarter and an increase of 247.8% from same period last year. This was primarily due to the organic expansion of our existing operations and the acquisitions of new mines. Due to the increased production volume, our overall unit cost per ton had reduced by 20.2%.  Our net earnings attributable to L&L shareholders were $15.6 million, up 102.5% from last quarter $7.7 million and up 304.2% year over year from $3.9 million in the third quarter of FY2012. Earnings per diluted share was $0.42, up 100% from last quarter $0.21 per diluted share. This does include onetime increase of $0.02 per diluted share for discontinued operations and a $0.08 gain on the sale of those discontinued operations.

As a result, our overall revenue, gross profit and Net income Attributable to L&L had increased to $59.9, $20.5, and $15.6 million respectively for the third quarter of FY 2003 against $19.4, $5.1 and $3.9 million respectively for the same period in 2012.  The overall revenue, gross profit and Net income Attributable to L&L had increased to $144.8, $42.2 and $29.5 million respectively for first nine months in FY 2003 against $78.3, $21.1and $10.0 million respectively for the same period in 2012.

In addition, the Company fully integrated GuangYeh Coal Sales Company, an acquisition announced on September 5, 2012. Since receiving the official production permit on October 23, 2012, Weishe Coal mine has ramped up to its approved rate of 150,000 tons per year by the 3rd quarter in FY2013. At the same time, Weishe has begun to expand it’s the annual production to 450,000 tons. As announced on October 15, 2012, L&L has started to supply coal to Datang International Power Generation Co. On November 18, 2012, L&L completed the acquisition of the two new mines, LuoZhou Coal Mine and LaShu Coal Mine, expanding our coal production. This transaction involved the transfer of the Company's interests in ZoneLin Coking Plant (98%) and the DaPing Mine (60%) as majority of the payment for the acquisition. The production for LuoZhou and LaShu were coming online ahead of schedule.

Results of Operations

The following table presents our operating results as a percentage of our revenues for the periods indicated:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2013		2012		2013		2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues	$59,852,361	100.00%	$19,384,566	100.00%	$144,804,738	100.00%	$78,336,628	100.00%
Cost of revenue	39,396,382	65.80%	14,238,311	73.50%	102,569,810	70.80%	57,271,928	73.10%
Gross profit	20,455,979	34.20%	5,146,255	26.50%	42,234,928	29.20%	21,064,700	26.90%
Selling general & administrative	4,061,233	6.80%	2,516,287	13.00%	11,858,119	8.20%	10,525,572	13.40%
Interest expense (income)	116,926	0.20%	85,078	0.40%	341,261	0.20%	461,451	0.60%
Other expense (income)	71,828	0.10%	(208,967)	(1.1%)	962,243	0.70%	(1,326,566)	(1.7%)
Provision for income taxes	1,574,799	2.60%	336,085	1.70%	3,072,766	2.10%	1,426,412	1.80%
Income from Discontinued Operations, Net of Tax	3,772,076	6.30%	2,727,001	14.10%	9,489,865	6.60%	4,987,979	6.40%
Net Income Attributable to Non-controlling interest	3,183,979	5.30%	1,037,525	5.40%	8,571,201	5.90%	3,200,279	4.10%
Net income Attributable to L&L	$15,596,798	26.10%	$3,859,471	19.90%	$29,526,211	20.40%	$10,035,300	12.80%

Revenue

The Revenue under this section is the total revenue of the Company and its subsidiaries including intercompany sales which are eliminated during the consolidation process.  The following table presents revenues by operating segment:

For Continued Operations (Excluding DaPing Mine and ZoneLin Coking Plant)

On November 18, 2012, the Company finalized the acquisition of the LuoZhou Coal Mine and LaShu Coal Mine. This transaction involved the transfer of the Company's interests in its ZoneLin Coking Plant (98%) and the DaPing Mine (60%) to satisfy majority of the payment for acquisition of Luozhou and Lashu. According to the FASB ASC 360 Rule, since the intention to swap DaPing and Zonelin for LuoZhou and LaShu were known during the second quarter ending October 31, 2012, the presentation of DaPing and ZoneLin for balance sheet was classified as “asset/liabilities of discontinued operation”, and “discontinued operation” in Profit and Loss and Cash Flow Statements were reported on the second quarter for the period ending October 31, 2012.

As of the period ending January 31, 2013, we reported $335,615 of the Net Income from discontinued operations attributable to L&L for DaPing and ZoneLin reflecting the period from November 1 to 17, 2012.

For continued operations, in this quarter, our net revenue increased to $59.9 million during the three months ended January 31, 2013 from $19.4 million during the three months ended January 31, 2012, representing approximately a 208.8% increase year over year. The increase was primarily due to 166,000 tons increase in coal production volume. This increase in production was driven by the addition of the LuoZhou and LaShu mines as well as the increasing production levels at the Company’s WeiShe Mine. The Company’s DaPuAn and SuTsong mines also continued its recovery after seeing lower production levels in the previous year due to temporary government mandated idling.

The tables below, breakdown the contributions from continuing operations and discontinued operations for three and nine month periods on a year over year basis.

	Three Months Ended January 31,		Increase (Decrease) to Revenue
	2013	2012	$	%
Coal Mining	$26,176,495	$4,868,952	$21,307,543	438%
Coal Wholesale	11,560,671	5,282,647	6,278,024	119%
Coal Washing	22,115,195	10,576,251	11,538,944	109%
Total Revenues	$59,852,361	$20,727,850	$39,124,511	189%

	Nine Months Ended January 31,		Increase (Decrease) to Revenue
	2013	2012	$	%
Coal Mining	$51,414,026	$19,977,896	$31,436,130	157%
Coal Wholesale	33,912,725	14,597,277	19,315,448	132%
Coal Washing	61,645,062	46,086,986	15,558,076	34%
Total Revenues	$146,971,813	$80,662,159	$66,309,654	82%

For Discontinued Operations (DaPing Mine and ZoneLin Coking Facility)

	Three Months Ended January 31,		Increase (Decrease) to Revenue
	2013	2012	$	%
Coal Mining	$932,813	$4,384,262	$(3,451,449)	(79%)
Coal Wholesale	-	3,210,873	(3,210,873)	(100%)
Coal Washing	695,005	4,468,356	(3,773,351)	(84%)
Total Revenues	$1,627,818	$12,063,491	$(10,435,673)	(87%)

	Nine Months Ended January 31,		Increase (Decrease) to Revenue
	2013	2012	$	%
Coal Mining	$10,184,306	$9,400,900	$783,406	8%
Coal Wholesale	-	5,421,211	(5,421,212)	(100%)
Coal Washing	6,742,757	18,502,143	(11,759,386)	(64%)
Total Revenues	$16,927,063	$33,324,254	$(16,397,192)	(49%)

*Reclassification

Coal Mining

During the quarter all of our mines were operational and production was on target. For the three months ended January 31, 2013, our coal mining net revenues increased 438% to $26.2 million from $4.9 compared to the same period in 2012. The sales increase year over year was due to the Company’s recovery from the previous year’s government mandated temporary idling and slowdowns, the acquisitions of the LaShu and LuoZhou Mine in November 2012, and organic growth of the WeiShe Mine. Coal production for the quarter increased 248% year over year from 67,000 tons during the three months ended January 31, 2012 to 233,000, tons during the three months ended January 31, 2013.

Quarter over quarter, coal mining revenues increased approximately an 89.9% from $13.8 million during the three months ended October 31, 2012. L&L acquired LuoZhou and LaZhu on November 18, 2012.

The corresponding impact on revenue was moderately reduced due to coal prices per ton declining from an average price of $134.07 per ton the same period last year to $113.78 per ton this year, representing approximately a 15.13% decrease, primary due to product mix as we had disposed our coking coal mine which has higher unit selling price per ton.

Coal Wholesale

Wholesale revenues increased by 119% during the three months ended January 31, 2013 to $11.6 million compared to $5.3 million in same period in 2012. The increase was represented in the overall increase in availability of coal as well as the Company’s ability to expand local market share and increasing long-term contracts with local clients and state-owned enterprises. Wholesale revenues increased quarter over quarter by 14.9% from $10.1 during the three months ended October 31, 2012 due to the ramp up of wholesale activity in line with our increased sales contracts to a large end user.

Coal Washing

Coal washing revenue increased by 109% to $22.1 million during the three months ended January 31, 2013 compared with $10.6 during the same period last year. Increases in coal washing revenue are historically tied to the Company’s coal mining production, as more coal mined results in the need for additional coal to be washed.

Gross Profit

Our gross profit percentage in this quarter increased to $20.5 million from $5.1 million of the same quarter last year representing a 302% increase which was mainly attributable to the increase in production and sales volume in our mining segment, revenue increase in our coal wholesaling and washing segment revenue. Coal mining has historically been the Company’s most profitable business segment. The corresponding change in product/segment mix and the reduction of fixed costs have accordingly increased the gross profit of the current period.

Selling general & administrative

Total sales, general, and administrative expense account for 6.8% of revenue, during the three months ended January 31, 2013 compared to the 13.0% the same period in 2012. This result is mostly due to our substantial increase of our production volume, effective and sustainable management and stable operating mode.

Provision for income taxes

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Net income before income taxes	$16,583,500	$2,506,079	$31,680,313	$9,674,012
Provision for income taxes	1,574,799	336,085	3,072,766	1,426,412
Effective tax rate	9.50%	13.41%	9.70%	14.74%

Our net income before tax increased 562% from $2.5 million three months ended January 31, 2012 to $16.6 million three months ended January 31, 2013.

Our provision for income taxes increased from $336,085 at the three months ended January 31, 2012 to $1,574,799 three months ended January 31, 2013 due to substantial increase of operating profit.

Our effective tax rate decreased from 13.41% during the three months ended January 31, 2012 to 9.5% during the three months ended January 31, 2013.

Net Income Attributable to Common Stockholders

The following table presents net income attributable to common stockholders:

	Three Months Ended January 31,		Increase (Decrease) to Revenue
	2013	2012	$	%
Net income	$18,780,777	$4,896,996	$13,883,781	283.52%
Less: Net income attributable to non-controlling interests	3,183,979	1,037,525	2,146,454	206.88%
Net income attributable to common shareholders	$15,596,798	$3,859,471	$11,737,327	304.12%

	Nine Months Ended January 31,		Increase (Decrease) to Revenue
	2013	2012	$	%
Net income	$38,097,412	$13,235,579	$24,861,833	187.84%
Less: Net income attributable to non-controlling interests	8,571,201	3,200,279	5,370,922	167.83%
Net income attributable to common shareholders	$29,526,211	$10,035,300	$19,490,911	194.22%

The increase of our net income from operations before non-controlling interests was due to acquisition of  two new mines and production expansion of our WeiShe mine, reducing of unit production cost  and streamlining our selling, general &administrative expenses. During the three months ended January 31, 2013, our coal mining segment coal wholesale segment and coal washing segment significantly improved our revenue performance this quarter compared to the same period last year, increasing 438%, 119% and 109% respectively. Specifically our WeiShe Mine has ramped up production to its approved production capacity, and both LuoZhou and LaShu have ramped up their production ahead of schedule.  The Net Income of $15.6 million ended January 31, 2013 included one time gain of $3.3 for the disposal of DaPing and ZoneLin.

Liquidity and Capital Resources

The following factors affected the Company’s liquidity and capital resources:

Net Income was $38.1 million for the nine months ended January 31, 2013 as compared with $13.2 million for the same period ended January 31, 2012. The net cash flow provided by operating activities was $20.1 million for nine month ended January 31, 2013 as compared with $18.8 million for the same period in 2012. The increase of the net cash provided by operating activities was mainly caused by the increase of accounts receivables by $7.0 million and other receivables by $18.1 million. This was contributed by other receivable of $16.0 million and $2.1 million from DaPing Mine and ZoneLin Coking Facility respectively, as indicated in Note 5.

Net cash used in investing activities was $11.5 million during the nine months ended January 31, 2013, compared to $20.7 million used in investing activities during the same period in 2012. The decrease was mainly due to net effect of (i) cash outflow from acquisition of LuoZhou and LaShu with net cash of $1.7 million, and (ii) increase of investment for construction- in-progress of $7.9 million.

Net cash used in financing activities was $7.6 million during the nine months ended January 31, 2013, compared to $3.8 million provided by financing activity during the same period in 2012. The decrease of cash inflow was caused by the payment of $8.7 million to previous mine owner.

We will need to raise additional capital to expand our operations, both to fund additional investments in capital equipment and technology to increase production and improve safety at our existing facilities and to acquire additional profit generating operations.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

As of January 31, 2013, we were contractually obligated to inject capital per our purchase agreements as follows:

	Amount	Less than 1 year	1-2 years	3-5 years	After 5 years
DaPuAn & SuTsong Mines	$5,027,746	$-	$-	$5,027,746	$-
DaPing Coal Mine	5,567,855	-	5,567,855	-	-
Seattle Office	40,836	40,836	-	-	-
Beijing Office	286,189	149,316	136,873	-	-
Tai Fung	5,119,187	-	5,119,187	-	-
Total	$16,041,813	$190,152	$10,823,915	$5,027,746	$-

Contractual obligations	Payment due by period
	Total	Less than 1 year	1-2 years	2-5 years	More than 5 years
-Long-term Debt Obligations	-
Capital Lease Obligations
Operation Lease Obligations	327,025	190,152	136,873
Purchase Obligations
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	15,714,788		10,687,042	5,027,746
Total	16,041,813	190,152	10,823,915	5,027,746

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

Our critical accounting policies are discussed in “Management's  Discussion and Analysis or Plan of Operation” in our Annual Report on Form 10-K for the year ended April 30, 2012 and Quarterly Report on Form 10-Q for the quarter ended January 31, 2013. Those critical accounting policies remained unchanged at January 31, 2013.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of January 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Since April 30, 2011, the Company has also completed the necessary improvements to our internal controls with the assistance of independent internal controls consulting firm and from comments received from our auditors while in the performance of their annual audit and reviews of our quarterly filings. Further, our internal control consultants conducted extensive internal controls testing in the following areas: equity grants and stock administration, financial reporting (including impairment testing, period end reconciliation, and financial reporting), IT general and application controls (security and access, capturing and processing information, end user computing, data backup and restoration), and each internal control tested effective.  Also the company employs a team of in-house internal control audit personnel. The Company believes that the deficiencies were remediated by the reporting period of January 31, 2013.

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

On August 26, 2011, a federal securities law class action complaint was filed against the Company, certain officers and directors (i.e., Dickson V. Lee and Ian G. Robinson) and a former officer (i.e., Jung Mei (Rosemary) Wang) in the United States District Court, Western District of Washington at Seattle on behalf of a proposed class of all persons who purchased the common stock of the Company during the period August 13, 2009 through August 2, 2011, inclusive, and who were damaged thereby (the “Securities Class Action”), alleging that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934  by filing materially  false and misleading reports and financial statements with the SEC from August 2009 to July  2011. On December 15, 2011, the court appointed Gregg Irvin as lead plaintiff, and plaintiff filed an amended complaint and a second amended complaint on February 8 and March 2, 2012, respectively, naming four other current and former directors as defendants (i.e., Shirley Kiang, Robert Lee, Dennis Bracy and Robert Okun).

On November 4, 2011, a complaint was filed by Larew P. Stouffer, in a shareholder derivative suit on behalf of the Company, which is a  nominal defendant, against certain its officers and/or directors (i.e., Dickson V. Lee, Norman Mineta, Ian G. Robinson, Robert W. Lee, Shirley Kiang, Dennis Bracy, Syd S. Peng) and certain former officers and/or directors (i.e., Edward L. Dowd, Andrew M. Leitch, Robert Okun, Joseph J. Borich, Jung Mei Wang and David Lin) in the First Judicial District Court of the State of Nevada for Carson City (the “Stouffer Derivative Suit”), alleging that the defendants breached fiduciary duties to the Company and its shareholders, wasted corporate assets, were unjustly enriched , and committed other wrongful acts.

On November 15, 2011, a complaint was filed by Russell L. Bush,  in a shareholder derivative suit on behalf of the Company, which is a  nominal defendant, against its existing directors (i.e., Dickson V. Lee, Norman Mineta, Ian G. Robinson, Robert W. Lee, Shirley Kiang, Dennis Bracy, Syd S. Peng) in the United States District Court, Western District of Washington at Seattle (the “Bush Derivative Suit”, with the Stouffer Derivative Suit, the “Derivative Suits”), alleging that the defendants breached fiduciary duties and were unjustly enriched.

The Company has notified our insurance carrier of the Potential Class Action and the Derivative Suits. The Company has retained outside legal counsel.

The Company is unable to estimate the amount or range of any potential loss in the event of an unfavorable outcome. As such, as of January 31, 2013, the Company has not accrued any liability in connection with potential losses from legal proceedings.

On April 23, 2012, the Company and Dickson V. Lee and Ian G. Robinson filed a motion to dismiss the Securities Class Action.  Proceedings in the Derivative Suits were stayed pending the court’s ruling on the motion to dismiss.

On December 3, 2012, the United States District Court, Western District of Washington at Seattle granted the Company’s motion to dismiss the Securities Class Action lawsuit, and  gave plaintiff thirty days  in which to seek the court’s permission to file another  amended complaint.

On January 2, 2013, plaintiff filed a motion for leave to file an amended complaint.  Pursuant to a stipulation of the parties, the court granted such leave, and on February 4, 2013, plaintiff filed a third amended complaint on behalf of a proposed class of all persons who purchased the common stock of the Company during the period August 13, 2009 through August 2, 2011, inclusive, and who were damaged thereby, against the Company, certain officers and/or directors (i.e., Dickson V. Lee and Ian G. Robinson) and a former officer (i.e., Jung Mei (Rosemary) Wang), alleging that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by filing materially false and misleading reports and financial statements with the SEC from August 2009 to July 2011.

Pursuant to a stipulation of the parties and an order entered by the court, the Company’s motion to dismiss plaintiff’s third amended complaint is due April 12, 2013.  Proceedings in the Derivative Suits continue to be stayed.

The Company believes that these suits are without merit and intends to defend them vigorously.

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

The recoverable coal reserves in mines decline as coal is extracted from them. In addition, the coal related business in China is heavily regulated by the PRC government, which, among other things, imposes limits on the amount of coal that may be extracted. As a result, our ability to significantly increase our production capacity at existing mines is limited, and our ability to increase our coal production will depend on acquiring new mines. Our existing mines are the DaPuAn, SuTsong, WeiShe, LuoZhou and LaShu coal mines as of now.

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

Furthermore, we cannot assure you that we will be able to identify suitable acquisition targets or acquire these targets on competitive terms and in a timely manner. We may not be able to successfully develop new coal mines or expand our existing ones in accordance with our development plans or at all. We may also fail to acquire or develop additional coal washing facilities in the future. Failure to successfully acquire suitable targets on competitive terms, develop new coal mines or expand our existing coal mines and other coal related operations could have an adverse effect on our competitiveness and growth prospects. Further, the benefits of an acquisition may take considerable time and other resources to develop and we cannot assure investors that any particular acquisition or joint venture will produce the intended benefits. Moreover, the identification and completion of these transactions may require us to expend significant management time and effort and other resources.

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

Some of our operations are based on traditional, old coal extraction and processing techniques, which are popular in China, and which produce waste water, gas emissions and solid waste materials. The PRC government has tightened enforcement of applicable laws and regulations and adopted more stringent environmental and operational standards. We believe that our coal mining and washing operations comply in all material respects with existing Chinese environmental and safety standards. However, some of our mines were subject to what we believed county-wide shut downs and safety inspection of coal mines by the local governments in 2011. The temporary government mandated-shut down was slowing resumed during 2012.  As a result, our results of operations were named in 2011 and 2012.

In addition, our budgeted amount for environmental and safety regulatory compliance may not be sufficient, and we may need to allocate additional funds for this purpose. If we fail to comply with current or future environmental and safety laws and regulations, we may be required to pay penalties or fines or take corrective actions, any of which may have a material adverse effect on our business operations and financial condition. China is a signatory to the 1992 United Nations Framework Convention on Climate Change and the 1997 Kyoto Protocol, which are intended to limit greenhouse gas emissions. On March 14, 2011, the PRC government approved the Twelfth Five-Year Plan for National Economic and Social Development, which sets goals to decrease the amount of energy consumed per unit of GDP by 16% from 2010 levels, cap energy use at 4 billion tons of coal equivalents by 2015 and reduce the carbon emissions by 17% from 2010 levels by 2015. Efforts to reduce energy consumption use low-carbon coal, and control greenhouse gas emissions could materially reduce coal consumption, which would adversely affect our revenue and our business.

For example, in early 2013, China’s Capital City Beijing had experienced very serious air pollution problem which, was partly contributed by burning of coal for heating during the winter months. This had caused internationally attention and seriously damaged the reputation of China. As a result, it is possible that Chinese government may consider regulation and administrative actions that may negatively impact the entire coal business in China which may increase our cost of operation and profitability.

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

Our dependence on managerial, technical personal and mining workers   could adversely affect our operations.

We are currently operating five mines in GuiZhou and Yunnan Provinces. Although WeiShe, LuoZhou and LaShu are all located in GuiZhou Province within 5-10 hours drive from each other and thus provide the Company some shared resources on key management personnel. However, we still need to have dedicated management team in each mine to oversee the daily operation. Due to the remoteness of these mines (7-10 hours drive from major cities), it is difficult to attract qualified managers and technical staff to work at these mines for the long term. In addition, China is now expiring labor shortage due to the aging population and one child policy, the younger generation workers would like to work in cities and away from factories, farms and mines. As a result, it may be difficult for the Company to recruit new workers for our mines located in GuiZhou and Yunnan Provinces. The lack of qualified managers, technical personal and mining workers could adversely affect our operations.

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

We operate coal mines and related facilities that may be affected by water, gas, fire or structural problems and earthquakes. As a result, we, like other companies operating coal mines, have experienced accidents that have caused property damage and personal injuries. Although we continuously reviews our existing operational standards, including insurance coverage and have implemented safety measures, fire training at our mining operations and provided on-the-job training for our employees and workers, there can be no assurance that industry-related accidents, earthquakes or other disasters will not occur in the future. The insurance industry in China is still in its development stage, and Chinese insurance companies offer only limited business insurance products. We currently only have work-related injury insurance for our employees at the DaPuAn, SuTsong, Weishe, LuoZhou and LaShu mines and limited accident insurance for staff and miners working in China. Any uninsured losses and liabilities incurred by us could have a material adverse effect on our financial condition and results of operations.

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

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its Annual Report, which contains management’s assessment of the effectiveness of its internal controls over financial reporting. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2010 and 2011 and concluded that we did not maintain effective controls over the process of ensuring timely preparation of our financial reporting as of and for the fiscal years ended April 30, 2010 and 2011. In addition, our auditor, Kabani & Co. Inc., identified material weaknesses in our system of internal controls relating to the same. During the last two fiscal years, we have taken several steps to improve our internal control procedures, including adding additional internal and external resources. Until we are able to ensure the effectiveness of our internal controls, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in a timely and reliable manner. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act. We also expect these developments will make it more difficult and more expensive for us to attract and retain additional members to the board of directors (both independent and non-independent), and additional executives.

Risks Related to Doing Business in China

Our Chinese operations pose certain risks because of the evolving state of the Chinese economy and Chinese political, legislative and regulatory systems. Changes in the interpretations of existing laws and the enactment of new laws may negatively impact our business and results of operation.

Although our principal executive office is located in Seattle, Washington, all of our current coal business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including its levels of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. Doing business in China involves various risks including internal and international political risks, evolving national economic policies, governmental policy on coal industry, as well as financial accounting standards, expropriation and the potential for a reversal in economic conditions. Since the late 1970s, the Chinese government has been reforming its economic system. These policies and measures may from time to time be modified or revised. While the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. Furthermore, while the Chinese government has implemented various measures to encourage economic development and guide the allocation of resources, some of these measures may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Also, since early 2004, the Chinese government has implemented certain measures to control the pace of economic growth including certain levels of price controls on raw coking coal. Such controls could cause our margins to be decreased. In addition, such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition. Adverse changes in economic policies of the Chinese government or in the laws and regulations, if any, could have a material and adverse effect on the overall economic growth of China, and could adversely affect our business operations.

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

On January 31, 2013, the Guizhou province of China, in which the Company operates three of its five  coal mines, issued a provincial-level notice/order (the “Guizhou Consolidation Policy”) that set forth the following key requirements, among others—by the end of 2013: (i) the total number of coal-mine related business enterprises in the Guizhou province (“Guizhou Coal Enterprise”) shall be limited to no more than 200; (ii) each Guizhou Coal Enterprise in Gui Yang City of Guizhou province shall reach at least the capacity to produce One Million (1,000,000) tons of coal per year; (iii) each Guizhou Coal Enterprise in Liu Pan Shui City of Guizhou province shall reach at least the capacity to produce Two Million (2,000,000) tons of coal per year; (iv) for certain coal mines, the mechanization level for coal-mine development and coal mining shall reach, respectively, 70% and 45% (by the end of 2015, 80% and 55% respectively.)  While the Guizhou Consolidation Policy has opened the door for the Company to acquire/consolidate additional smaller coal mines in the Guizhou province at faster speed and at attractive prices, the Company is also aware that the Company’s current coal-production capacity and mechanization level have not met the requirements set forth in the Guizhou Consolidation Policy, but we intend to work diligently to meet the requirements in the policy by the end of 2013.

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

Our Chinese subsidiaries, Kunming Biaoyu Industrial Boiler Co., Ltd. (“KMC”) have been registered as American subsidiaries, and all required capital contributions have been made into them. We own our equity ownership interest in the DaPuAn and SuTsong Mines through a nominee who is a Chinese citizen that holds our equity ownership in trust for our benefit under an agency agreement executed in April 2008, and we refer to the operations as “L & L Coal Partners” Because this equity will be held by a nominee, no SAFE approval is necessary for it. We believe that Circular 75 and other related Circulars or regulations may likely be further clarified by SAFE, in writing or through oral comments by officials from SAFE, or through implementation by SAFE in connection with actual transactions. However, if we fail to obtain the required PRC government approvals for our acquisitions or fail to remit all of the required payments for acquisitions, such acquisitions may be deemed void or unwound. Should this occur, we may seek to acquire the equity interest of our subsidiaries through other means, although no assurance can be given that we will be able to do so, nor can we assure that we will be successful if we do.

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

In the middle of November 2012, China completed its 18th National Congress for it’s once a decade leadership transition. The new leaders have shown to willingness to take necessary step to boost the economic growth in the orderly manner in China for the coming years. However, it is very difficult to predict the government policies and direction under the new leadership for the next decade. Certain new government policies may negatively impact our business in China in the future and thus our shareholders values.

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

Members of our management and their affiliated entities own or have the beneficial ownership right to approximately 18%  of our outstanding common shares, representing approximately 17% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

Item 1B. Unresolved Staff Comments

The Company has outstanding unresolved comments from the SEC from a letter it received on January 12, 2012 relating to its Registration Statement on Form S-1 filed with the SEC on December 8, 2011, its Form 10-Q for the fiscal quarter ended October 31, 2011.  As of November 29, 2012, we have engaged a very experienced SEC lawyer to assist us in resolving the SEC letter and related issues. On January 22, 2013, we submitted our response to SEC on the S1 letter. As of March 11, 2013, we are still waiting for the response from SEC.

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

L & L ENERGY, INC.

Date: March 11, 2013	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 31.1

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

I, Dickson V Lee, certify that:

1.I have reviewed this quarterly report on Form 10-Q of L&L Energy, Inc.;

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

L&L ENERGY, INC.
Date: March 11, 2013	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: March 11, 2013	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended January 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: March 11, 2013	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended January 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ian G. Robinson, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: March 11, 2013	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO