Form 10-K
period 2013-04-30
L & L ENERGY, INC.
filed 2013-07-30
CIK 1137083

Title of Class	Name of Each Exchange on Which Registered
Common stock, Par Value $0.001 per share	NASDAQ Stock Market LLC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____ to _______

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

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last day of the registrants most recently completed second fiscal quarter was: $66,540,673

As of July 29, 2013 there were  38,549,283  shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2013 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

L & L ENERGY, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2013

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

Statement regarding forward-looking statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis” includes forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “should,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “potential,” “predict” and similar expressions, as they relate to us, are intended to identify forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those included in “Risk Factors” and “Management’s Discussion and Analysis”. These factors include, among other things:

 Continued strong economy in China (economic slowdown in China will reduce the country’s demand for coal consumption.)

 Successful growth through mergers and acquisitions in China (successful mergers and acquisitions activities in China require continuous availability of appropriate targets and sufficient funding to finance such mergers and acquisitions activities, lack of suitable targets and funding will deter our growth rate.)

 Continued supply of high-quality coal (quality of coal, as other natural resources, can vary and it is possible that we will not be able to meet quality specifications required by our customers.)

 Ability to increase coal selling prices with increase in raw material costs (we may not always be able to pass on cost increase to customers, especially if there is price regulation by the Chinese government.)

 A strong management/personnel team with true understanding of the U.S. and China (the loss of Mr. Dickson Lee  could adversely affect our operation.)

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

PART I

Item 1. Business

Overview

L & L Energy, Inc. (the “Company”, “L&L”, and generally referred to as “we”) was incorporated in the US in 1999 and is engaged in coal operations in Yunnan and Guizhou provinces in the southern part of the People’s Republic of China (“China” or “PRC”). Currently we have five coal mines, two coal washing plants, and three coal wholesale and distribution networks. Our China headquarters is in Beijing, the capital of China. We have China operations centers in Guiyang, Guizhou Province, Kunming City, Yunnan Province and Taipei, Taiwan. Our corporate headquarters is located in Seattle, Washington, USA.

History and Background

The Company was incorporated in the State of Nevada under the name of “Royal Coronado Co., Ltd.” (“Royal Coronado”) on November 17, 1999 and became a public reporting company in 2001. In August 2001, Royal Coronado acquired all of the shares of L & L Investment Holdings, Inc., a British Virgin Island Corporation (“LLIH”) through a share exchange, and as a result of the share exchange, all former stockholders of LLIH became the majority shareholders of Royal Coronado.

       LLIH was incorporated on July 23, 1997 in the British Virgin Islands with business originally started in Hong Kong.  On April 10, 2001, LLIH acquired 100% ownership of Lee & Lam Financial Consultants Company, Ltd., a Hong Kong corporation incorporated July 22, 1995 (“Lee and Lam”). LLIH is a holding company and its business is conducted through its two 100% wholly owned subsidiaries: Lee and Lam, which subsequently changes its name to L&L Financial Investments Co. Ltd. and L&L Financial Holdings Co. Ltd., a Nevada corporation (“LLFH”). LLIH, through its Hong Kong subsidiary performed due diligence and financial consulting services. LLFH manages its own 19.5% investment interests in the companies located in China.

In September 2001, the Company changed its name to L & L Financial Holdings, Inc.

In December 2004 we purchased a 51% equity interest in Liu Liuzhou Liuerkong Machinery Co., Ltd (“LEK”), a company in China which manufactured and marketed air compressors for industrial usage, and plastic injection molding machineries. In June 2005, we increased our ownership in LEK to 60.4%. In February 2008, we were assigned another 20% of LEK’s equity ownership from the minority shareholders  of LEK. Our ownership interest in LEK was later partially disposed of pursuant to an agreement dated January 23, 2009 whereby we returned 1,517,057 shares of LEK we owned to the minority shareholders of LEK in exchange for  the return of all the L& L shares held by the minority shareholders of LEK.. As a result, we currently hold 191,226 shares or 9% of the shares as a minority interest in LEK which was subsequently transferred as part of consideration to acquire the Ping Yi mine.

In 2006, we ceased operations of our two subsidiaries on investment and consulting services , moving away from consulting to focus on LEK and other coal related opportunities. In October 2006, we purchased 60% of the equity interest in Kunming Biaoyu Industrial Boiler Co., Ltd (“KMC”), a coal consolidator and wholesaler in business since 1996. In 2007, the remaining 40% of the equity of KMC was assigned to us by the minority shareholder.

In March 2008, we changed our name to “L & L International Holdings, Inc.”

Effective May 1, 2008, we acquired a 60% equity interest in the DaPuAn mine and the SuTsong mine both in Yunnan Province. Equity interest in the two  was later increased to 80% in August 2009.

In July 2009, we acquired a 65% equity interest in Hon Shen Coal Co LTD (“HSC”) coal washing facilities in China. On October 23, 2009, we increased our ownership interest from 65% of HSC’s coal washing facilities to 93% of HSC’s overall business operations: coal washing and coking.

Effective November 1, 2009, our subsidiary L & L Yunnan Tiannen Industry, Ltd (“TNI”), in  which we owned a 98% equity interest, acquired 100% of the equity interest in Zone Lin Coal Coking Factory in China (“ZoneLin”).

Also effective November 1, 2009, KMC through its subsidiary Baoxing Co., entered into an agreement to acquire 100% of Ping Yi mine operations. 9% of the Company’s interest in LEK was transferred as a part of the paid consideration.

In December 2009, L & L Energy, Inc., a Nevada corporation, merged into the Company and the Company, the surviving entity after the merger, changed its name to “L & L Energy, Inc.”

On November 30, 2009, TNI acquired 100% of the equity interest in SeZone County Hong Xing Coal Washing Factory (“Hong Xing”), which was subsequently transferred to Tai Fung (as defined below), another subsidiary of the Company. Because the Company also has other trading companies such as TaiFung, DaXing, and in order to streamline the organization and improve efficiency, TNI was cancelled with its registration in November 2012. During the quarter ended January 31, 2013, the Company completed the process of TNI’s cancellation and related matters.

On February 18, 2010, our shares of common stock started to trade on the NASDAQ Global Market under the symbol “LLEN”.

On April 18, 2010, we executed an Equity Sale and Purchase Agreement with Guangxi Liuzhou Lifu Machinery Co, Ltd, selling our 93% equity ownership in HSC for a total of RMB 41,000,000 or approximately US $6 million. Our original purchase price for the  93% equity interest in HSC was approximately US $3.86 million.

In June 2010, we opened the Ping Yi coal washing plant near the Ping Yi mine. The coal washing plant washes coal from the Ping Yi mine as well as from third-party mines.

Between November 2010 and February 2011, the Company loaned $7,042,013 to Bowie Resources LLC (“Bowie”).  The note is a senior secured debt with an annual interest rate of 9% with principal and interest payments due in January and July of each year. The note matures in January 2014.  This note agreement was executed along with an Option Agreement dated November 23, 2010 between the Company and Bowie and an agreement dated February 4, 2011 whereby the Company had the option to convert the note into equity of Bowie as well as the exclusive right to sell Bowie’s coal in China, Taiwan, Japan and Korea.  Subsequent to the entry of the Bowie agreement, the global coal market has taken a negative turn.  As a result, the market price for coal in Asia has decreased substantially to a point that it does not make economic sense to export Bowie’s coal to Asia. Therefore, as of the date of this report, we have not exported any coal from Bowie to Asia. On February 28, 2013, the Company received payment of US$5,545,056 from Bowie as the full and final payment for the settlement of the outstanding loan.

In March of 2011, we acquired a majority controlling interest in  the DaPing coal mine in Guizhou Province, China. We agreed to pay approximately US $18 million to the original owner of the mine over a period of time in exchange for management control and a 60% equity interests.

In March 2011, we established a coal wholesale and distributor corporation in China under the name of “Yunnan L&L Tai Fung Coal Co., Ltd” (“Tai Fung”) and own a 98% equity interest in Tai Fung.

In August 2011, we established another subsidiary in Guizhou, Guizhou LiWei Coal Co. Ltd., (“Guizhou LiWei”) to further enhance communication between L&L and the local mines in Guizhou Province. Under  permitted conditions, Guizhou LiWei is to expand the local operation and improve the competence of production and management.

In November 2011, we established wholly owned coal wholesale and distribution corporation in China under the name of DaXing L & L Coal Co., Ltd. (“Daxing”)..

In February 2012, we acquired a 51% controlling interest in Weishe coal mine in Guizhou Province, China. Weishe was developed by Guizhou Union Energy, Inc., a Chinese corporation(“Union Energy”).

In April 2012, we reached an agreement to sell Ping Yi mine including the Ping Yi coal washing facility to its original owner, Mr. Bao Guo Zhang, for US$ 31,200,000 , treated in part as a prepayment by the Company for future Ping Yi coal purchased by the Company and in part as a prepayment by the Company for future use of the Ping Yi’s coal washing facility.

On November 18, 2012, we acquired 95%  equity  interest in both LuoZhou and LaShu Coal Mine from  Union Energy, Inc., and Guizhou Union Capital Investment Holding Co., Ltd., a Chinese corporation (“Union Capital”) with a cash outlay of approximately $1.7 million and the transfer of the Company's interests in Zonelin Coking Plant (98%) and the DaPing Coal Mine (60%).

On December 10, 2012, the Company issued a Senior Secured Convertible Note (the “Convertible Note”) to Phoenician Limited (“Phoenician”), a Hong Kong company for $3,000,000 and warrants (“Investor Warrants”) for a number of shares of the Company’s common stock equal to 15% of the number of shares of common stock issuable under the Convertible Note, which was calculated at 290,323. The Convertible Note carries an interest rate of 12% and matures in 24 months from December 10, 2012.

Both the Convertible Note and the Investor Warrants contain the same anti-dilution protection. If the Company, at any time or from time to time while the Convertible Note is outstanding, issues any common stock or common stock equivalent at a price per share that is less than the conversion price that entitle the holder thereof to acquire shares of common stock at a price per share that is less than the conversion price, then the applicable conversion price shall be adjusted to equal to the lower issuance price.

The Convertible Note can be converted into shares of the Company’s common stock at a conversion price $1.55. The Investor Warrants have an exercise price of $1.94 and expire three years from the date of issuance.

Pursuant to the Convertible Note, the Company agreed to establish an account with an agent designated by Phoenician and fund the account with payments from the note receivable from Bowie Resources LLC as collateral. In addition, the Company agreed to file a registration statement to cover 100% of common stock underlying the Investor Warrants within six months after the issuance date of the Investor Warrants.

Corporate Structure

The Company utilizes a holding structure commonly used by public companies with operations in China. Our parent company is a Nevada corporation, and we conduct operations in China through several wholly-owned and majority-owned entities. Our current organizational structure is as follows (the percentages depict the current equity interests in such entities):

(1)   In accordance with applicable PRC regulations on ownership of mining-related companies, the equity ownership of L&L Coal Partners is held in trust for the benefit of the Company by a Chinese citizen nominee.

Our Coal Operations

Coal Mine Operations

We currently have the exclusive right to extract coal from five mines located in Yunnan and Guizhou provinces of China: the DaPuAn mine and the SuTsong mine in Yunnan Province, and, the WeiShe mine, LaShu mine and the LuoZhou  mine in Guizhou Province.

The table below sets forth certain information regarding the five mines we currently operate:

	DaPuAn	SuTsong	WeiShe	LaShu	LuoZhou	Total
	Coal Mine	Coal Mine	Coal Mine	Coal Mine	Coal Mine
Total In-Place Reserve (in thousand tons) (1)	7,810	2,136	20,000	7,200	29,330	64,476
Mining Recovery Rate (%)	83%	80%	85%	80%	80%	N/A
Coal Preparation Plant Recovery Rate (%) (2)	77	N/A	N/A	N/A	N/A	N/A
Type of Coal: Metallurgical (“Met”) or Thermal (“Therm”)	Met/Therm	Met/Therm	Therm	Therm	Therm	N/A
Owned/leased (3)	Leased	Leased	Leased	Leased	Leased	N/A
Assigned/unassigned	Assigned	Assigned	Assigned	Assigned	Assigned	N/A

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

        (3)    In China, all mines are owned by the Chinese government. See expanded disclosure below for all of our mines.

DaPuAn Coal Mine

DaPuAn Coal Mine is located in Bai Zi Chong, DaPuAn Village, Xiongbi Town, Shizong County, Yunnan Province, China. It is an underground coal mine and is accessible by public roads. The map below shows the location of DaPuAn Coal Mine.

Prior to our acquisition of the majority controlling interest in the DaPuAn mine, the mine was operated by SeZone County DaPuAn Coal Mine pursuant to resource mining permits effective from 2009 through 2015. On May 1, 2008, we acquired a majority controlling ownership interest in the resource mining permits and the mining rights to the DaPuAn mine and assumed mining operations.

The DaPuAn mine, including the mine site and the underlying coal and other minerals, is owned by the Chinese government as it is a general national policy in China that the government owns  resources such as coal and other minerals. However,  we can extract coal from the mine based on  mining rights issued by the Yunnan Province Municipal Bureau of Land and Resource. The mining rights are  issued pursuant to a reserves appraisal report submitted by government authorized mining engineers which was approved,  by the Qujing Municipal Bureau of Land and Resource in Yunnan, China. The amount of coal that can be extracted under the mining rights represents the coal tonnage that the Chinese government (the Yunnan Province Municipal Bureau of Land and Resource) has authorized the Company to extract in compliance with the applicable laws and regulations in China.

We are permitted to extract coal from DaPuAn Mine under the current mining rights.  These rights, originally for a 50 year term, have approximately 38 years remaining. Under our current production rate at DaPuAn, useful life of the mine is approximately 27 years. Coal sales prices in Yunnan province are determined on a per ton basis, and are subject to change based on the prevailing market price as influenced by the State Bureau of Coal Industry of Yunnan. The original owner paid the one-time extraction license fee when it acquired the original mining rights to the mine prior to our acquisition of the DaPuAn Mine. We pay the required government taxes for the coal we extract from the DaPuAn Mine.

A resource mining permit issued by the Yunnan Province Municipal Bureau of Land and Resource specifies the acreage of production of DaPuAn Mine’s mining area and the mine’s designated annual production capacity. The resource mining permit for DaPuAn mine estimates that the production area is 0.7072 square kilometers and the scale of production is 150,000 tons per year based on current mine operating conditions. Currently we are in the process of expanding the mine’s capacity to 300,000 tons per year. The Qujing Municipal Land and Mining Right Appraisal Firm report dated June 30, 2008 estimates the total In-Place Reserve for the DaPuAn Mine to be 7.81 million tons, based on Chinese mining reserve standard.

Coal extracted from DaPuAn coal mine is for industrial use and is extracted from DaPuAn Mine using manual/conventional shortwall  mining methods.

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

Normal water inflow into the mine is controlled by a system of ditches, sumps, pumps and drainpipes installed throughout the mine tunnels. The mine’s ventilation system includes exhaust fans on the surface of the main incline. Auxiliary fans are used as needed. The present fans are capable of satisfying the ventilation requirements of the mining operation.

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

The DaPuAn Mine’s annual production volumes for the years ended April 30, 2009 through April 30, 2013 are as follows:

Fiscal Year Ended April 30,	Annual Production (Tons)
2009	121,159
2010	255,994
2011	245,545
2012	129,505
2013	228,298

SuTsong Coal Mine

SuTsong Coal Mine is located in A’ang Town, Luoping County, Yunnan Province, China. It is an underground coal mine and is accessible by public roads. The map below shows the location of SuTsong Coal Mine.

Prior to our acquisition of the majority controlling interest of the SuTsong mine, the mine was operated by LuoPing County SuTsong Coal Mine pursuant to resource mining permits effective from 2009 through 2015. In May 2008, we acquired the majority controlling ownership interest in the resource mining permits and the mining rights to the SuTsong mine and assumed mining operations.

The SuTsong Mine, including the mine site and the underlying coal and other minerals, is owned by the Chinese government as previously discussed. However, we can extract coal from the mine based on mining rights issued by the Yunnan Province Municipal Bureau of Land and Resource. The mining rights are issued pursuant to a reserve appraisal report submitted by government authorized mining engineers, which was approved by the Qujing XiaGuang Geological Engineering Co. Ltd. in Yunnan, China. The amount of coal that can be extracted under the mining rights represents the coal tonnage that the Chinese government (the Yunnan Province Municipal Bureau of Land and Resource) has authorized the Company to extract in compliance with the applicable laws and regulations in China.

We are permitted to extract coal from SuTsong mine under the current mining rights. These rights, originally for a 50-year term, have approximately 38 years remaining. Under our current production rate at SuTsong, useful life of the mine is approximately 15 years. The coal selling price in Yunnan province is determined on a per ton basis, and is subject to change based on the prevailing market price which is influenced by the State Bureau of Coal Industry of Yunnan. The original owner paid the one-time extraction license fee when it acquired the original mining rights to the mine prior to our acquisition of the SuTsong Mine. We pay the required government taxes for the coal we extract from the SuTsong Mine.

A resource mining permit issued by the Yunnan Province Municipal Bureau of Land and Resource specifies the acreage of production of the SuTsong Mine’s mining area and the mine’s designated annual production capacity. The resource mining permit for the SuTsong Mine estimates that the mine’s production area is 0.3918 square kilometers and the scale of production is 90,000 tons per year based on the current mining operations. Currently, we are in the process of expanding the mine’s capacity to 300,000 tons per year. The Qujing XiaGuang Geological Engineering Co. Ltd. report dated July 2007 estimated the total In-Place Reserve for the SuTsong Mine to be  2.136 million tons, based on Chinese mining  reserve standard.

Coal extracted from SuTsong coal mine is for industrial use and is extracted from SuTsong mine using manual/conventional longwall mining methods. All raw coal extracted from SuTsong mine is loaded and transported by a chain conveyor into crates which are carried out to the surface by an electrical winch. Each crate carries approximately 0.75 metric tons. Air compressors are provided for underground air tool use. Electrical power is supplied internally from the Company’s own power stations through state-owned power/utility lines, and supplied to the underground work site through a double-circuit cable designed to mitigate and circumvent potential power supply disruptions.

Normal water inflow into the mine is controlled by a system of ditches, sumps, pumps and drainpipes installed throughout the mine tunnels. The mine’s ventilation system includes an exhaust fan on the surface of the main incline. Auxiliary fans are used as needed. The present mine fan is capable of satisfying ventilation demands of the mining operation.

The extracted coal is shipped via trucks to warehouses located approximately 200 meters from the mine. Out of the coal produced at the SuTsong Mine, typically is sold as coking coal and thermal coal.

The SuTsong Mine’s annual production volumes for the years ended April 30, 2009 through April 30, 2013 are as follows:

Fiscal Year Ended April 30,	Annual Production (Tons)
2009	83,852
2010	115,623
2011	122,081
2012	95,456
2013	131,707

Ping Yi Coal Mine

The Ping Yi Coal Mine is located in Yiche Village, Ping Guan Town, Liu Panshui City, Pan County, Guizhou Province, China. It is an underground coal mine and is accessible by public roads. The map below shows the location of Ping Yi Coal Mine.

Prior to our acquisition of the Ping Yi mine, the mine was operated primarily by Mr. Bao Guo Zhang pursuant to resource mining permits effective from 2009 through 2015. In January 2010, we acquired a majority controlling ownership interest in the resource mining permits and the mining rights to the Ping Yi mine and assumed mining operations. In April 2012, we sold our interest back to Mr. Bao Guo Zhang and the other original owners. Because Ping Yi’s results were included in the Company’s operating results for almost the entire FY 2012, the following description of Ping Yi mine is relevant to understanding the Company’s historical results of operation.

The Ping Yi mine, including the mine site and the underlying coal and other minerals, is owned by the Chinese government as previously discussed.  However, we can extract coal from the mine based on mining rights issued by the Guizhou Province Municipal Bureau of Land and Resource. The mining rights are issued pursuant to a reserve appraisal report submitted by government authorized mining engineers, which were  approved by the Guizhou Province National Land Resources Survey and Planning Institute in Guizhou Province. The amount of coal that can be extracted under the mining rights represents the coal tonnage that the Chinese government (the Guizhou Province Municipal Bureau of Land and Resource) has authorized the Company to extract in compliance with the applicable laws and regulations in China.

We were permitted to extract coal from PingYi mine under these mining rights. Coal sales prices in Guizhou province are determined on a per ton basis, and are  subject to change based on the prevailing market price as influenced by the State Bureau of Coal Industry of Guizhou. The original owner paid the one-time extraction license fee when they acquired the original mining rights to the mine prior to our acquisition of the Ping Yi mine. We  paid the required government taxes for the coal we extracted from the Ping Yi mine.

A resource mining permit issued by the Guizhou Province Municipal Bureau of Land and Resource specifies the production area of the Ping Yi mine’s mining area and the mine’s designated annual production capacity. The resource mining permit for the Ping Yi mine estimates that the mine’s acreage of production is 2.2694 square kilometers and the scale of production is 150,000 tons per year. The Guizhou Land Survey and Planning Institute report dated January 2008 estimated the total In-Place Reserve for the Ping Yi mine to be 13.506 million tons, based on Chinese mining reserve standard.

Coal extracted from Ping Yi coal mine was for industrial use and was extracted from Ping Yi mine using manual/conventional longwall mining methods. All raw coal extracted from the Ping Yi mine was loaded and transported by a chain conveyor into crates which are carried out to the surface by an electrical winch. Each crate carried approximately 0.75 metric tons. Air compressors were provided for underground air tool use. Electrical power was supplied internally from the Company’s own power stations through state-owned power lines, and supplied to the underground work site through a double-circuit cable designed to mitigate and circumvent potential power supply disruptions.

Normal water inflow into the mine was controlled by a system of ditches, sumps, pumps and drainpipes installed throughout the mine tunnels. The mine’s ventilation system included exhaust fans on the surface of the main incline. Auxiliary fans were used as needed. The fans were capable of satisfying ventilation requirements of the mining operation.

The extracted coal was transported by truck to a warehouse located near the mine site, processed at our coal-washing plant and sorted. Out of the coal produced at the Ping Yi mine, typically a portion was sold to customers as raw coal, a portion was sold after the washing process as washed fine coal, and a majority of the coal was sold as coking coal. Coking coal was sent to a coking plant to further process it into high valued coke. Coke is a critical material for making of steel.

In April 2012, we reached an agreement to sell Ping Yi mine to its original owner, Mr. Bao Guo Zhang, for US $31,200,000, which was treated in part as a prepayment by the Company for future Ping Yi coal purchased by the Company and in part as a prepayment by the Company for future use of the Ping Yi’s coal washing facility.

The Ping Yi mine’s approximate annual production volumes for the years ended April 30, 2009 through April 30, 2013 are as follows:

Fiscal Year Ended April 30,	Annual Production (Tons)
2009	N/A**
2010	127,419
2011	245,547
2012	32,473
2013	N/A*

* The mine was sold in FY 2012

** The Company did not acquire interests in Ping Yi mine until November 1, 2009. Because the original owner(s) of the mine did not retain annual production information for the mine in respect of 2008 and 2009, we are unable to accurately provide the corresponding annul production numbers.

Da Ping Coal Mine

The Da Ping Coal Mine is located in Shinao Village, Ping Guan Town, Pan County, Liu Panshui City, Guizhou Province, China. It is an underground coal mine and is accessible by public roads. The map below shows the location of the DaPing Coal Mine.

Prior to our acquisition of a majority controlling interest in  the Da Ping mine, the mine was wholly owned and operated by Mr. Hobin.

On  March 15, 2011, we acquired 60% of the ownership interest in the Da Ping mine, including interest in the corresponding resource mining permits and the mining rights to the Da Ping mine, and assumed mining operations. Under the transfer agreement between the Company and Mr. Hobin dated March 15, 2011, the Da Ping mine and all related assets would  be transferred to a newly formed Chinese corporate entity (“DaPing Co., Ltd.”), and 60% of the entity is owned by the Company and the remaining 40% owned by Mr. Hobin.

The Da Ping mine, including the mine site and the underlying coal and other minerals, is owned by the Chinese government . However, the Company can extract coal  from the mine is based on a mining rights issued by the Guizhou Province Municipal Bureau of Land and Resource. The mining rights were issued pursuant to  a reserve appraisal report is submitted by government authorized mining engineers, which were approved by the Guizhou Province National Land Resources Survey and Planning Institute in Guizhou Province. The amount of coal that can be extracted under the mining rights  represents the coal tonnage that the Chinese government (the Guizhou Province Municipal Bureau of Land and Resource) has authorized the Company to extract in compliance with the applicable laws and regulations in China.

We were permitted to extract coal from Da Ping mine under the mining rights. Generally, these rights are issued for a period of approximately 50 years, and there were  about 38 years remaining unfrt Da Ping mine rights. Under our production rate prior to the transfer of Da Ping to Union Energy, the useful life of the mine  was  approximately 27 years. Coal sales prices in Guizhou province are determined on a per ton basis, and are subject to change based on the prevailing market price as influenced by the State Bureau of Coal Industry of Guizhou. The original owner paid the one-time extraction license fee when it acquired the original mining rights to the mine prior to our acquisition of the Da Ping mine. We paid  the required government taxes for the coal we extracted from the Da Ping mine.

A resource mining permit issued by the Guizhou Province Municipal Bureau of Land and Resource specifies the production area of the Da Ping mine’s mining area and the mine’s designated annual production capacity. The resource mining permit for the Da Ping mine estimates that the mine’s acreage of production is 0.7768 square kilometers and the scale of production is 150,000 tons per year based on current mine operating conditions. The Guizhou Land Survey & Plan Institute report estimates the total In-Place Reserve for the Da Ping mine to be 14.75 million tons, based on Chinese mining reserve standard.

Coal extracted from Da Ping mine was for industrial use and was extracted using traditional mining methods. All raw coal extracted from Da Ping mine was loaded and transported by a conveyer belt delivery system and carried up to the surface. Air compressors were provided for underground air tool use. Electrical power was  supplied internally from the Company’s own power stations through state-owned power/utility lines, and supplied to the underground work site through a double-circuit cable designed to mitigate and circumvent potential power supply disruptions. Normal water inflow into the mine was controlled by a system of ditches, sumps, pumps and drainpipes installed throughout the mine tunnels. The mine’s ventilation system includes an exhaust fan on the surface of the main incline. Auxiliary fans were  used as needed. The  mine fan was  capable of satisfying ventilation demands of the mining operation.

The extracted coal was  shipped via trucks to a warehouses located near the mine site. The coal produced at the Da Ping Mine, typically was  sold to customers as coking coal. Coking coal was sent to a coking plant to further process it into high valued coke. Coke is a critical material for making steel.

Based upon a a report on the DaPing mine   by an engineer engaged by us,  the mine has a complicated geological structure which makes the extraction of coal more difficult. And initially, the mine experienced a shortage of workers due to seasonal availability, which hampered the full production at the mine.

Subsequent to the acquisition of the Da Ping Mine by the Company, there was a temporary government-mandated idling because of nearby fatal accidents in non-LLEN mines. As a result, the production of coal from Da Ping Mine was below the 150,000 tons/year target as specified in the transfer agreement dated March 15, 2011 between the Company and Mr. Hobin. At the same time, the government temporarily stopped issuing new licenses and approving transfer of ownership for mines. As a result, some of the milestones specified in the agreement were not met. In order to protect the shareholders’ interest in the Company, the Company management took initiative to renegotiate part of the agreement while letting the remaining parts continue to be effective.

Due to the below expected performance of the Da Ping Mine and our consolidation strategy for acquiring better and bigger mines, on November 18, 2012, the Company sold the entire 60% ownership of Da Ping to Union Energy with all the existing liabilities and payments transferred to Union Energy as equity payment for our acquisition of both LaShu and LuoZhou mines.

The Da Ping mine’s approximate annual production volumes for the years ended April 30, 2008 through April 30, 2013 are as follows:

Fiscal Year Ended April 30,	Annual Production (Tons)
2009	N/A**
2010	N/A**
2011	N/A**
2012	66,259
2013	93,625*

* We owned DaPing mine for part of FY 2013.

** The Company did not acquire interests in Da Ping mine until March 15, 2011. Because the original owner(s) of the mine did not retain annual production information, we are unable to accurately provide the corresponding annul production numbers.

WeiShe Coal Mine

The WeiShe Coal Mine is located in WeiShe FangYuTang Village, HeZhang County, Bijie Area, Guizhou Province, China. It is an underground coal mine and is accessible by public roads. The map below shows the location of the Weishe Coal Mine.

Prior to our acquisition of the majority controlling interest of the Weishe mine, the mine was wholly owned and operated by Union Energy. Effective February 3, 2012, we acquired a 51% controlling interest in the Weishe mine (including 51% interest in the corresponding resource mining permits and the mining rights to the WeiShe mine) and assumed mining operations.

The WeiShe mine, including the mine site and the underlying coal and other minerals, is owned by the Chinese government. However, the Company can extract coal  from the mine  based on mining rights  issued by the Guizhou Province Municipal Bureau of Land and Resource. The mining rights are issued pursuant to a reserve appraisal report submitted by government authorized mining engineers which were approved by the Guizhou Province National Land Resources Survey and Planning Institute in Guizhou Province. The amount of coal that can be extracted under the mining rights represent the coal tonnage that the Chinese government (the Guizhou Province Municipal Bureau of Land and Resource) has authorized the Company to extract in compliance with the applicable laws and regulations in China.

We are permitted to extract coal from WeiShe mine under the current mining rights. There are approximately 5 years remaining on the WeiShe Mine mining rights, though we have the option to  extend the term. Under our current production rate at WeiShe, the, useful life of the mine is approximately 16 years. Coal sales prices in Guizhou province are  determined on a per ton basis, and are subject to change based on the prevailing market price as influenced by the State Bureau of Coal Industry of Guizhou. The original owner paid the one-time extraction license fee when it acquired the original mining rights to the mine prior to our acquisition of the WeiShe mine. We pay the required government taxes for the coal we extract from the WeiShe mine.

A resource mining permit issued by the Guizhou Province Municipal Bureau of Land and Resource specifies the coordinates of the Weishe mine’s mining area and the mine’s designated annual production capacity. The resource mining permit for the Weishe mine estimates that the mine’s production area is 1.8772 square kilometers and the scale of production is 150,000 tons per year based on current mine operating conditions. Currently we are in the process of expanding the mine’s capacity to 300,000 tons per year. The Guizhou Land Survey & Planning Institute report October 2007 estimates the total In-Place Reserve for the Weishe mine was 20 million tons, based on Chinese mining reserve standard.

Coal extracted from Weishe mine is extracted using manual longwall mining methods. All raw coal extracted from Weishe mine is loaded and transported by a conveyer belt delivery system and carried up to the surface. Air compressors are provided for underground air tool use. Electrical power is supplied internally from the Company’s own power stations through state-owned power/utility lines, and supplied to the underground work site through a double-circuit cable designed to mitigate and circumvent potential power supply disruptions. Normal water inflow into the mine is controlled by a system of ditches, sumps, pumps and drainpipes installed throughout the mine tunnels. The mine’s ventilation system includes an exhaust fan on the surface of the main incline. Auxiliary fans are used as needed. The present mine fan is capable of satisfying ventilation demands of the mining operation.

The extracted coal is shipped via trucks to a warehouses located near the mine site. The coal produced at the Weishe mine is sold to customers as high grade thermal coal.

The WeiShe mine’s approximate annual production volumes for the years ended April 30, 2012 through April 30, 2013 are as follows:

Fiscal Year Ended April 30,	Annual Production (Tons)
2012	12,240
2013	142,915

The Company did not acquire interests in WeiShe mine until February 3, 2012. Because Union Energy purchased the WeiShe mine from the original owner(s) and subsequently redeveloped the mine, there is was no production during the redevelopment. Also, the original mine owners did not retain annual production information and therefore we are unable to accurately provide the corresponding annual production numbers prior to our acquisition.

LaShu Coal Mine

The LaShu Coal Mine is located in L LiuQuHe Town, HeZhang County, Bijie Area, Guizhou Province, China. It is an underground coal mine and is accessible by public roads. The map below shows the location of the LaShu Coal Mine.

Prior to our acquisition of the majority controlling interest of the LaShu mine, the mine was wholly owned and operated by Union Energy. Effective November 18, 2012, we acquired a 95% controlling interest in the LaShu mine (including 95% interest in the corresponding resource mining permits and the mining rights to the LaShu mine) and assumed mining operations.

The LaShu mine, including the mine site and the underlying coal and other minerals, is owned by the Chinese government but the Company can extract coal from the mine based on mining rights issued by the Guizhou Province Municipal Bureau of Land and Resource. The mining rights are issued pursuant to a reserve appraisal report submitted by government authorized mining engineers, and the mining rights are issued upon approval of such appraisal report by the Guizhou Province National Land Resources Survey and Planning Institute in Guizhou Province. The amount of coal that can be extracted under the mining rights represents the coal tonnage that the Chinese government (the Guizhou Province Municipal Bureau of Land and Resource) has authorized the Company to extract in compliance with the applicable laws and regulations in China.

A resource mining permit issued by the Guizhou Province Municipal Bureau of Land and Resource specifies the coordinates of the LaShu mine’s mining area and the mine’s designated annual production capacity. The resource mining permit for the LaShu mine estimates that the mine’s production area is 1.571 square kilometers and the scale of production is 300,000 tons per year based on current mine operating conditions. The estimate useful life of this mine is 20 years.

Coal extracted from LaShu coal mine is for industrial use and is extracted using manual longwall mining methods. All raw coal extracted from LaShu mine is loaded and transported by a conveyer belt delivery system and carried up to the surface. Air compressors are provided for underground air tool use. Electrical power is supplied internally from the Company’s own power stations through state-owned power/utility lines, and supplied to the underground work site through a double-circuit cable designed to mitigate and circumvent potential power supply disruptions. Normal water inflow into the mine is controlled by a system of ditches, sumps, pumps and drainpipes installed throughout the mine tunnels. The mine’s ventilation system includes an exhaust fan on the surface of the main incline. Auxiliary fans are used as needed. The present mine fan is capable of satisfying ventilation demands of the mining operation.

The extracted coal is shipped via trucks to a warehouses located near the mine site. The coal extracted is sold to customers as high grade thermal coal.

The LaShu mine’s approximate annual production volumes for the years ended April 30, 2012 through April 30, 2013 are as follows:

Fiscal Year Ended April 30,	Annual Production (Tons)
2012	N/A
2013	73,201

       The Company did not acquire interests in LaShu mine until November 18, 2012. Because Union Energy purchased the LaShu mine from the original owner(s) and subsequently redeveloped the mine, there is was no production during the redevelopment. Also, the original mine owners did not retain annual production information and therefore we are unable to accurately provide the corresponding annual production numbers prior to our acquisition.

LuoZhou Coal Mine

The LuoZhou Coal Mine is located in Hezhang County, Bijie Area, Guizhou Province, China. It is an underground coal mine and is accessible by public roads. The map below shows the location of the LuoZhou Coal Mine.

Prior to our acquisition of the majority controlling interest of the LuoZhou mine, the mine was wholly owned and operated by Union Energy. Effective November 18, 2012, we acquired 95% controlling interest in the LuoZhou mine (including 95% interest in the corresponding resource mining permits and the mining rights to the LuoZhou mine) and assumed mining operations.

The LuoZhou mine, including the mine site and the underlying coal and other minerals, is owned by the Chinese government but  the Company can extract coal from the mine based on a mining rights issued by the Guizhou Province Municipal Bureau of Land and Resource. The mining rights are issued pursuant to a reserve appraisal report submitted by government authorized mining engineers which was approved by the Guizhou Province National Land Resources Survey and Planning Institute in Guizhou Province. The amount of coal that can be extracted under the mining rights represent the coal tonnage that the Chinese government (the Guizhou Province Municipal Bureau of Land and Resource) has authorized the Company to extract in compliance with the applicable laws and regulations in China.

We are permitted to extract coal from LuoZhou mine under the current mining rights. These rights for the LuoZhou mine have approximately 5 years remaining, but it can be extended later on. Under our current production rate at LuoZhou, useful life of the mine is approximately 84 years.

A resource mining permit issued by the Guizhou Province Municipal Bureau of Land and Resource specifies the coordinates of the LuoZhou mine’s mining area and the mine’s designated annual production capacity. The resource mining permit for the LuoZhou mine estimates that the mine’s production area is 2.278 square kilometers and the scale of production is 150,000 tons per year based on current mine operating conditions. We are in the process of expanding the mine’s capacity to 450,000 tons per year.

Coal extracted from LuoZhou mine is for industrial use and is extracted using manual longwall mining methods. All raw coal extracted from LuoZhou mine is loaded and transported by a conveyer belt delivery system and carried up to the surface. Air compressors are provided for underground air tool use. Electrical power is supplied internally from the Company’s own power stations through state-owned power/utility lines, and supplied to the underground work site through a double-circuit cable designed to mitigate and circumvent potential power supply disruptions. Normal water inflow into the mine is controlled by a system of ditches, sumps, pumps and drainpipes installed throughout the mine tunnels. The mine’s ventilation system includes an exhaust fan on the surface of the main incline. Auxiliary fans are used as needed. The present mine fan is capable of satisfying ventilation demands of the mining operation.

The extracted coal is shipped via trucks to a warehouses located near the mine site and sold to customers as high grade thermal coal.

The LuoZhou mine’s approximate annual production volumes for the years ended April 30, 2012 through April 30, 2013 are as follows:

Fiscal Year Ended April 30,	Annual Production (Tons)
2012	N/A
2013	93,379

The Company did not acquire interests in LuoZhou mine until November 18, 2012. Because Union Energy purchased the LuoZhou mine from the original owner(s) and subsequently redeveloped the mine, there was no production during the redevelopment. Also, the original mine owners did not retain annual production information and therefore we are unable to accurately provide the corresponding annual production numbers prior to our acquisition.

Coal Production Capacity

Set forth below is the production capacity for each mine we are operating or operated, as set forth in the coal production permits. Production capacity is the amount of coal that our mining right allows us to extract at each mine.

Mines	Production Capacity (tons)
DaPuAn	150,000
SuTsong	90,000
Ping Yi	150,000
Weishe	150,000
LaShu	300,000
LuoZhou	150,000

According to Chinese government regulation, a coal mine can produce up to the production capacity set forth in the mining production permit. However, depending on the market demand for coal, especially during the high demand season in the winter, the local government does allow coal mines to produce more than the production capacity that year or use the unused capacity from previous years without giving specific written approval.  It has become a common practice that the actual production can vary from the production limit authorized. For example, we had production exceeding production capacity at our SuTsong Mine for FY 2012 which was allowed by the local government. For FY 2013, two of our mines produced more than the production capacity which was also allowed by the local government as we are in the process of increasing  our production capacity.

Mining permits’ estimates of production capacity and the amounts that we are authorized to extract both refer to the production capacity set forth in the mining production permit.

Additional Coal Mining Opportunities

As a part of its growth strategy, the Company from time to time acquires additional coal mines to increase its mining capacity. Recently, the Company has begun to explore potential opportunities to acquire additional coal mines in Northern China.

Coal Wholesale Operations

In addition to coal mining, we also engage in coal wholesale and distribution through three subsidiaries: KMC and Tai Fung in Yunnan Province and DaXing in Guizhou Province. Depending on market conditions, our coal wholesale operations may broker coal from small independent mine operators in its surrounding areas. KMC has two large coal storage facilities for its consolidation and wholesale operations with railroad loading access. Tai Fung was formed in March 2011 and began operations in May 2011. DaXing was formed in November 2011 and in April 2012 secured coal storage and rail loading space in ShinPingBa in Guizhou Province. For the years ended April 30, 2013, 2012, and 2011, we sold approximately 331,000 tons, 95,000 tons, and 202,533 tons of coal through our wholesale operation.

Coal Washing Operations

Coal washing involves crushing coal and washing out ash and soluble sulfur compounds with water or other solvents. This procedure eliminates impurities in the coal and improves its quality and increases its value. Each ton of washed coal requires the input of approximately 1.4 tons of raw coal. In some case, a percentage of washed coal qualifies as coking coal because it meets certain chemical requirements and can be processed into highly-valued coke, which is a critical material for making steel. The coal washing process reduces impurities in the coal, and thus improves the quality of the coal and increases the value of the coal products. Test samples are taken prior to and after the coal-washing process, to analyze and determine efficiency of the washing process, and to determine if coal is suitable as coking coal, based primarily on moisture, ash content, and sulfur percentage.

We own two washing facilities with an aggregate annual coal-washing capacity of approximately 480,000 tons. The facility at Hong Xing washes coal mainly for third parties (i.e., non-affiliates to the Company.) The facility at the DaPuAn Coal mine only washes coal from the DaPuAn mine.

In addition to the washed coal, coal washing produces two byproducts. One byproduct in China is commonly known as “medium coal”, which is coal that does not have sufficient thermal value for coking. Such coal is typically mixed with raw coal or coal slurries, and the mix is sold for home and industrial heating purposes. The other byproduct is coal slurries (or coal slime), which are the castoffs and debris from the washing process. Coal slurries can be used as a fuel with low thermal value, and are sold “as is” or mixed with medium coal.

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

Effective November 1, 2009, we acquired the ZoneLin coking operation, which has the capacity to produce 150,000 tons of coke annually. Coal is sent to a coal blending room where it is crushed and blended to achieve an optimal coking blend. Samples are taken from the coal blend and tested for moisture, chemical composition and other properties. The crushed and blended coal is transported by conveyor to a coal bin to be fed into the waiting oven below. After processing through the three temperature-controlled ovens at temperature of 1200°C (2,192 °F), hot coke is pushed out of the oven chamber onto a waiting coke cart, transported to an adjacent quench tower where it is cooled with water spray, and hauled to a platform area to be air-dried. Coke samples are taken at several stages during the process and analyzed in the Company’s testing facility, and data is recorded daily and kept by technicians. After drying, the coke is sorted according to size to meet customer requirements. In the traditional coking process, small amounts of coking gas are emitted into air. On November 18, 2012, we sold the 98% ownership interest at ZoneLin Coking Plant as part of the payment for the acquisition of both LuoZhou and LaShu Coal Mine. As a result, the Company no longer owns any coking facility.

Customers

All our customers are located in the Guangxi,  Yunnan and Guizhou provinces of China and are primarily in the steel industry (for metallurgical coke, which is one of the two critical materials for steel making) and the electrical/utility industry (where heating coal is used to produce steams for electricity generation). In addition, there are cement factories that purchase our coal for cement making. For the fiscal year ended April 30, 2013, 2012 and 2011, we had two significant customers that represented approximately 31%, 33% and 13% of our total coal sales, respectively. They also represented approximately 28%, 34% and 25% of accounts receivable, respectively. We sold $47.6 million and $19.9 million to these two major customers in fiscal year of 2013, respectively.

Distribution

During the year ended April 30, 2013, 2012, and 2011, we sold approximately 90%, 92% and 87% of our coal through direct sales and approximately 10%, 8% and 13% through third-party wholesalers. The amount sold through third-party wholesalers increased by 2% which was not much change compared with the year before.. All such sales were made in the ordinary course of business.

Our direct sales force consists of approximately 100 full time and part time employees who market directly to our customers, who are mostly end users of coal with long-term sales agreements. While individual spot sales might be made to a customer if we have adequate capacity at the time, most of our sales are pursuant to agreements which are signed for two- to four-year terms, with monthly adjustments on pricing. Our customers are primarily located in the Guangxi, Yunnan and Guizhou Provinces, and are accessible by rail lines, which is the most cost effective method for coal transport and which represents the primary means of transporting coal products to our customers.

Competitors

The development of the coal industry in China is influenced by the larger number of small scale enterprises and the wide geographical distribution of coal reserves and as a result there are currently relatively few large-scale coal production enterprises in China. We compete with coal and coke producers in the southern regions of China. In the Yunnan and Guizhou Provinces where we principally operate, there are other coal mines and wholesaling and washing operations which directly compete with us. Competitive factors include geographic location, coal quality and reliability of deliveries. Some of our competitors may have greater financial, marketing, distribution or/and technological resources than we have, and they may have more well-known brand names in the market.

Suppliers

The primary materials used in our coal mining and processing operations are: (i) steel and logs to support underground tunnels for the mining operations; (ii) cement for the construction of underground tunnels; and (iii) water used in our coal washing and coking production process. We procure logs, steel and cement principally from local suppliers often on annual contracts. Water is procured primarily from our own water drilling. The ultimate price of materials is set at market rates or determined through negotiation. We believe that we have well-established, cooperative relationships with our suppliers, enabling us to secure reliable supplies of the materials required in our production process. We believe that a number of alternative suppliers exist for the key materials required for our coal operations, and there is no shortage of supplier to choose from. For the year ended April 30, 2013 and 2012, we had two major suppliers provided $15.4 and $9.3 million, respectively, of our total purchases. There was no significant supplier during the fiscal year of 2011 The corresponding accounts payable for both major suppliers have been paid in full for the year ended April 30, 2013 and 2012.

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

In line with the implementation/spirit of the Plan, the Guizhou province of China (in which the Company operates three of its five coal mines) on April 15, 2011 issued a provincial-level notice/order (the “Guizhou Consolidation Policy”) that set forth the following key points, among others—by the end of year 2013: (i) the total number of coal-mine related business enterprises in the Guizhou province (“Guizhou Coal Enterprise”) shall be limited to no more than 200; (ii) each Guizhou Coal Enterprise in Gui Yang City of Guizhou province shall reach at least the capacity to produce One Million (1,000,000) tons of coal per year; (iii) each Guizhou Coal Enterprise in Liu Pan Shu City of Guizhou province shall reach at least the capacity to produce Two Million (2,000,000) tons of coal per year; (iv) for certain coal mines, the mechanization level for coal-mine development and coal-mine winning shall reach respectively to 80% and 85% by the end of 2015.

While the Guizhou Consolidation Policy has left open questions and uncertainties, it’s quite clear that owners of smaller coal mines in the Guizhou province will face significant pressure in the next few years to sell their mines to bigger coal-related business enterprises in the province. Therefore, we believe that the Guizhou Consolidation Policy has presented to the Company certain business opportunities that did not exist before.

Soon after the distribution of Guizhou Province’s policy, Liupanshui City Government, which is the local government of HeZhang County where our WeiShe, LaShu and LuoZhou  mines locatede, issued their implementation policy which requires 800,000 tons per year. Therefore, under the current consolidation policy of Guizhou Province we must acquire or consolidate mines by 2013, but have until 2015 to reach the minimum production capacity requirement of 800,000 tons per year in  HeZhang County.

 As of April 30, 2013, we had an aggregate existing production capacity of 600,000 tons per year for our three mines in HeZhang County, Guizhou Province. We are in the process of organically expanding the three mines capacity to a total of 1,200,000 tons per year prior to the 2015 deadline using internally generated cash.  Therefore, we  do not need to acquire additional mines to meet this threshold of 800,000 tons in Guizhou.  At the same time, we are now targeting to acquire larger mines with production capacity of 300,000 tons or more and considerable coal reserves, better geology, and strong management team.

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

Employees

We currently have an estimate of 1364 employees, of which 917 are mine workers, 138 are washing plant workers and 309 are employed in administration or executive capacity. Our mining operations run two or three shifts per day with each shift equivalent to eight hours. We have written contracts with all of our employees in China as required by the employment law of China. We believe we have good relationships with our employees.

Intellectual Property and Licenses

We currently have no material patents, trademarks, in-bound licenses, franchises or concessions other than the various required coal operating licenses issued by the Chinese government to operate coal mines, coal wholesaling, coal washing and coal coking operations as described above.

Research and Development

In the fiscal years ended April 30, 2013, 2012 and 2011, we did not incur any material expenditure on research and development activities.

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

Item 1A. Risk Factors

The reader should carefully consider the risks described below together with all of the other information included in this report. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and an investor in our securities may lose all or part of their investment. Furthermore, the risks described below are not the only risks facing our company.  Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results and financial condition.

Risks Relating to Our Business

Our business and results of operations depend on the volatile People’s Republic of China domestic and international coal markets.

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

The recoverable coal reserves in mines decline as coal is extracted from them. In addition, the coal related business in China is heavily regulated by the PRC government, which, among other things, imposes limits on the amount of coal that may be extracted. As a result, our ability to significantly increase our production capacity at existing mines is limited, and our ability to increase our coal production will depend on acquiring new mines. Our existing mines are the DaPuAn, SuTsong, WeiShe, LaShu and LuoZhou coal mines as of the time of this report.

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

The coal reserves disclosed for the mines from which we have the right to extract coal are the estimated quantities (based on applicable reporting regulations) that under present and anticipated conditions have the potential to be economically mined and processed. The total in place reserve numbers are calculated based on Chinese mining reserve standard. However, the amount of coal that we may extract from a given mine is limited by the mining rights granted to us by local governmental authorities. In addition, there are numerous uncertainties inherent in estimating quantities of coal reserves and in projecting potential future rates of coal production including many factors beyond our control. Reserve engineering is a subjective process of estimating underground deposits of reserves that cannot be measured in an exact manner and the accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Estimates of different engineers may vary (e.g., in coal grade and reserve quantity) and results of our mining/drilling and production subsequent to the date of an estimate may justify revision of estimates. Reserve estimates may require revision based on actual production experience and other factors. In addition, several factors including the market price of coal, reduced recovery rates or increased production costs due to inflation or other factors may render certain estimated coal reserves uneconomical to exploit and may ultimately result in a restatement of reserves. This may have a material adverse effect on our business, operating results, cash flows and financial condition.

U.S.-listed companies with substantial business operations in China have recently become subject to increased scrutiny, criticism and negative publicity.

Since late 2010, a number of U.S. publicly-listed companies with substantial operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission (“SEC”) resulting in loss of share value. Much of the scrutiny and negative publicity has centered around accounting weaknesses, inadequate corporate governance and, in some cases, allegations of fraud. As a result of such scrutiny and negative publicity, the stock prices of most U.S. publicly-listed reverse merger companies and other public companies with operations in China have sharply decreased in recent years.

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

Our business operations and financial results may be adversely affected by present or future environmental regulations, coal industry standards and safety requirements, including mine idling, slowdowns, and shut down in 2011.

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

Some of our operations are based on traditional, old coal extraction and processing techniques, which are popular in China, and which produce waste water, gas emissions and solid waste materials. The PRC government has tightened enforcement of applicable laws and regulations and adopted more stringent environmental and operational standards. We believe that our coal mining and washing operations comply in all material respects with existing Chinese environmental and safety standards. However, some of our mines were subject to shut downs, slowdown and safety inspection of coal mines by the local governments in 2011. The temporary government mandated -shut-downs diminished during 2012 allowing our production to get back to normal levels.

In addition, our budgeted amount for environmental and safety regulatory compliance may not be sufficient, and we may need to allocate additional funds for this purpose. If we fail to comply with current or future environmental and safety laws and regulations, we may be required to pay penalties or fines or take corrective actions, any of which may have a material adverse effect on our business operations and financial condition. China is a signatory to the 1992 United Nations Framework Convention on Climate Change and the 1997 Kyoto Protocol, which are intended to limit greenhouse gas emissions. On March 14, 2011, the PRC government approved the Twelfth Five-Year Plan for National Economic and Social Development, which sets goals to decrease the amount of energy consumed per unit of GDP by 16% from 2010 levels, cap energy use at 4 billion tons of coal equivalents by 2015 and reduce the carbon emissions by 17% percent of GDP from 2010 to 2015. Efforts to reduce energy consumption use lower emission coal, and control greenhouse gas emissions could materially reduce coal consumption, which would adversely affect our revenue and our business.

For example, in early 2013, China’s Capital City Beijing had experienced very serious air pollution problem which, was partly contributed by burning of coal for heating during the winter months. This had caused international attention and seriously damaged the reputation of China. As a result, it is possible that Chinese government may consider regulation and administrative actions that may negatively impact the entire coal business in China which may increase our cost of operation and profitability.

We depend on Dickson V. Lee, our Chairman and Chief Executive Officer, the loss of whom could adversely affect our operations.

The future success of our investments in China is dependent on Mr. Dickson V. Lee, our Chairman and Chief Executive Officer. If Mr. Lee is unable or unwilling to continue in his present position, we may not be able to easily replace him, and we may incur additional expenses to recruit and train new personnel. The loss of Mr. Lee could severely disrupt our business and its financial condition and results of operations could be materially and adversely affected. Furthermore, since the industries we invest in are characterized by high demand and intense competition for talent, we may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future. We cannot assure investors that we will be able to attract or retain the key personnel needed to achieve our business objectives. While Mr. Dickson V. Lee is covered by a one-year term accident insurance policy in China, which is paid for by the Company, we currently do not maintain “key person” life insurance coverage for any of our officers.

Our dependence on managerial, technical personal and mining workers could adversely affect our operations.

We are currently operating five mines in Guizhou and Yunnan Provinces. Although WeiShe, LuoZhou and LaShu are all located in Guizhou Province within 5-10 hours drive from each other and thus provide the Company some shared resources on key management personnel. We still need to have a dedicated management team in each mine to oversee the daily operations. Due to the remoteness of these mines (7-10 hours drive from major cities), it is difficult to attract qualified managers and technical staff to work at these mines for the long term. In addition, China is now experiencing labor shortage due to the aging population and one child policy, the younger generation workers would like to work in cities and away from factories, farms and mines. As a result, it may be difficult for the Company to recruit new workers for our mines located in Guizhou and Yunnan Provinces. The lack of qualified managers, technical personal and mining workers could adversely affect our operations.

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

We operate coal mines and related facilities that may be affected by water, gas, fire or structural problems and earthquakes. As a result, we, like other companies operating coal mines, have experienced accidents that have caused property damage and personal injuries. Although we continuously reviews our existing operational standards, including insurance coverage and have implemented safety measures, fire training at our mining operations and provided on-the-job training for our employees and workers, there can be no assurance that industry-related accidents, earthquakes or other disasters will not occur in the future. The insurance industry in China is still in its development stage, and Chinese insurance companies offer only limited business insurance products. We currently only have work-related injury insurance for our employees at the DaPuAn, SuTsong, WeiShe, LaShu  and LuoZhou mines and limited accident insurance for staff and miners working in China. Any uninsured losses and liabilities incurred by us could have a material adverse effect on our financial condition and results of operations.

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

We did not maintained effective internal control over financial reporting for the years ended April 30, 2010 and 2011, and have identified material weaknesses in our system of internal controls relating to the same.

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

On April 15, 2011, the Guizhou province of China, in which the Company operates three of its five coal mines, issued a provincial-level notice/order (the “Guizhou Consolidation Policy”) that set forth the following key requirements, among others—by the end of 2013: (i) the total number of coal-mine related business enterprises in the Guizhou province (“Guizhou Coal Enterprise”) shall be limited to no more than 200; (ii) each Guizhou Coal Enterprise in Gui Yang City of Guizhou province shall reach at least the capacity to produce One Million (1,000,000) tons of coal per year; (iii) each Guizhou Coal Enterprise in Liu Pan Shui City of Guizhou province shall reach at least the capacity to produce Two Million (2,000,000) tons of coal per year; (iv) for certain coal mines, the mechanization level for coal-mine development and coal mining shall reach, respectively, 70% and 45% (by the end of 2015, 80% and 55% respectively.) While the Guizhou Consolidation Policy has opened the door for the Company to acquire/consolidate additional smaller coal mines in the Guizhou province at faster speed and at attractive prices, the Company is also aware that the Company’s current coal-production capacity and mechanization level have not met the requirements set forth in the Guizhou Consolidation Policy as of now as we have an aggregate of  annual capacity of 600,000 tons, but we intend to work diligently to meet the requirements in the policy by the deadline of 2015.

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

Our Chinese subsidiaries, Kunming Biaoyu Industrial Boiler Co., Ltd. (“KMC”) has been registered as American subsidiaries, and all required capital contributions have been made into them. We own our equity ownership interest in the DaPuAn and SuTsong Mines through a nominee who is a Chinese citizen that holds our equity ownership in trust for our benefit under an agency agreement executed in April 2008, and we refer to the operations as “L & L Coal Partners” Because this equity will be held by a nominee, no SAFE approval is necessary for it. We believe that Circular 75 and other related Circulars or regulations may likely be further clarified by SAFE, in writing or through oral comments by officials from SAFE, or through implementation by SAFE in connection with actual transactions. However, if we fail to obtain the required PRC government approvals for our acquisitions or fail to remit all of the required payments for acquisitions, such acquisitions may be deemed void or unwound. Should this occur, we may seek to acquire the equity interest of our subsidiaries through other means, although no assurance can be given that we will be able to do so, nor can we assure that we will be successful if we do.

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

Effective July 21, 2005, The People’s Bank of China announced that the Renminbi (RMB) exchange rate regime changed from a fixed rate of exchange based upon the U.S. dollar to a managed floating exchange rate regime based upon market supply and demand of a basket of currencies. On July 26, 2005, the exchange rate against the Renminbi was adjusted to 8.11 Renminbi per U.S. dollar from 8.28 Renminbi per U.S. dollar, which represents an adjustment of approximately two percent. As of July 29, 2013, the Renminbi appreciated to approximately RMB 6.14  per U.S. Dollar. It is expected that the revaluation of the Renminbi and the exchange rate of the Renminbi may continue to change in the future. Fluctuations in the exchange rate between the RMB and the United States dollar could adversely affect our operating results. Results of our business operations are translated at average exchange rates into United States Dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. We do not use hedging techniques to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock prices.

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

In the middle of November 2012 and Spring 2013, China completed its 18th National Congress for its once a decade leadership transition. The new leaders have shown willingness to take necessary steps to boost the economic growth in the orderly manner in China for the coming years. However, it is very difficult to predict the government policies and direction under the new leadership for the next decade. Certain new government policies may negatively impact our business in China in the future and thus our shareholders values.

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

Members of our management and their affiliated entities own or have the beneficial ownership right to approximately 17.80 % of our outstanding common shares, representing approximately 17.80% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

Item 1B. Unresolved Staff Comments.

            None

Item 2. Properties.

Our U.S. headquarters are located in Seattle, Washington, consisting of approximately 4,615 square feet under a lease that expires in July 2013 and is expected to be renewed.  Our China headquarters are located in a leased facility at 11F, the Coal Tower in Beijing. In addition, we also have an office property that we own in Kunming City, China, consisting of approximately 8,600 square feet. We also lease or own additional office spaces throughout China, including Guiyang City, which mainly accommodate our sales and marketing personnel.

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

On November 4, 2011, a complaint was filed by Larew P. Stouffer, in a shareholder derivative suit on behalf of  the Company,  which is a  nominal defendant, against certain its  officers  and/or directors (i.e., Dickson V. Lee, Norman Mineta, Ian G. Robinson, Robert W. Lee, Shirley Kiang, Dennis Bracy, Syd S. Peng) and certain former officers and/or directors (i.e., Edward L. Dowd, Andrew M. Leitch, Robert Okun, Joseph J. Borich, Jung Mei Wang and David Lin) in the First Judicial District Court of the State of Nevada for Carson City (the “Stouffer Derivative Suit”),  alleging that the defendants breached fiduciary duties to the Company and its shareholders, wasted corporate assets were unjustly enriched and committed other wrongful acts.

On November 15, 2011, a complaint was filed by Russell L. Bush, in a shareholder derivative suit on behalf of  the Company,  which is a  nominal defendant,  against its  existing directors (i.e., Dickson V. Lee, Norman Mineta, Ian G. Robinson, Robert W. Lee, Shirley Kiang, Dennis Bracy, Syd S. Peng) in the United States District Court, Western District of Washington at Seattle (the “Bush Derivative Suit”, with the Stouffer Derivative Suit, the “Derivative Suits”) alleging that the defendants breached fiduciary duties and were unjustly enriched .

 The Company has notified our insurance carrier of the Potential Class Action and the Derivative Suits. The Company has retained outside legal counsels.

The Company is unable to estimate the amount or range of any potential loss in the event of an unfavorable outcome. As such, as of April 30, 2013, the Company has not accrued any liability in connection with potential losses from legal proceedings.

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

Pursuant to a stipulation of the parties and an order entered by the court, the Company’s motion to dismiss plaintiff’s third amended complaint was submitted on April 12, 2013. The plaintiff filed response on June 19, 2013 and the Company filed its response on  July 19, 2013 to  the plaintiff’s response.  Proceedings in the Derivative Suits continue to be stayed.

The Company believes that these suits are without merit and intends to defend them vigorously.

Item 4. Mine Safety Disclosure

            Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “LLEN”. The following table sets forth, for the periods indicated, the reported high and low last sale price on The NASDAQ Stock Market,

Quarter Ended	High	Low
April 30, 2013	$3.87	$1.64
January 31, 2013	$2.13	$1.55
October 31, 2012	$2.28	$1.75
July 30, 2012	$2.26	$1.38
April 30, 2012	$3.22	$2.24
January 31, 2012	$3.20	$2.35
October 31, 2011	$4.84	$2.21
July 31, 2011	$7.29	$4.44

As of July 29, 2013, there were approximately 10,000 shareholders of record.

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

Equity Compensation Plan Information

The following table provides information as of April 30, 2013 with respect to the shares of our common stock that may be issued under existing equity compensation plans:

Plan Name and Type	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights		Weigthed-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected In the First Column)
Equity compensation plans approved by stockholders
2010 Stock Incentive Plan	4,200,000		$2.81	32,617
Equity compensation plans not approved by stockholders	2,389,274	(1)	$3.03	-
Total	6,589,274		$2.81/3.03	32,617

(1) These shares were issued prior to the approval of the 2010 Stock Incentive Plan on February 17, 2011 which Includes warrants issued pursuant to individual employment agreements with directors and executive officers.

Recent Sales of Unregistered Securities

                None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

                None.

Item 6. Selected Financial Data

The information set forth below for the five years ended April 30, 2013, is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Years Ended April 30,
	2013	2012	2011	2010	2009
Statements of Operations Data:
Revenues	$198,982,667	$112,940,483	$137,324,576	$88,462,984	$40,938,128
Cost of Revenues	137,419,910	82,140,286	95,158,971	48,452,314	17,946,206
Gross Profit	61,562,757	30,800,197	42,165,605	40,010,670	22,991,922
Total Operating Expenses	17,239,391	15,342,149	17,407,505	9,245,211	3,996,795
Income from Operations	44,323,366	15,458,048	24,758,100	30,765,459	18,995,127
Total Other Income (Expense)	(1,272,331)	2,266,487	1,195,752	304,828	(265,356)
Income Before Income Taxes, Discontinued Operations, Net of Tax, and Non-Controlling Interests	43,051,035	17,724,535	25,953,852	31,070,287	18,729,771
Income Tax Provision	5,545,883	2,395,663	2,121,630	1,587,775	1,219,457
Income from Discontinued Operations, Net of Tax	11,647,497	3,912,240	18,568,266	10,465,735	528,181
Net Income Attributable to Non-Controlling Interests	10,800,403	4,994,669	5,620,679	7,040,555	7,315,330
Net Income Attributable to L&L	$38,352,246	$14,246,443	$36,779,809	$32,907,692	$9,957,243

Earnings per share:
Basic	$1.03	$0.43	$1.24	$1.35	$0.46
Diluted	$0.98	$0.42	$1.21	$1.28	$0.46
Weighted average shares outstanding:
Basic	37,243,459	33,108,863	29,764,705	24,375,508	21,492,215
Diluted	39,175,569	33,544,354	30,422,393	25,748,036	21,822,215

For the Company’s acquisition and disposition of business operations  during the fiscal years from 2009 to 2013, refer to our disclosure in the history and background section under Item 1, “Business.”.

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

Company Overview

We produce, process, and sell coal in the People’s Republic of China (“China” or “PRC ”). As of April 30, 2013 our vertically integrated coal operations include five coal mines, two coal washing plants, and three coal wholesale and distribution network in the southwest region of China . For the fiscal year ended April 30, 2013, we produced approximately 763,000 tons in the coal mining operation, washed approximately 470,000 tons of coal in our coal washing facilities, sold approximately 331,000 tons of coal through our wholesale operation and produced approximately 30,000 tons of coke coal

Currently, substantially all of our coal mining operations are located in the Guizhou and Yunnan provinces. Our operations are located in inland and rural areas of China, which are being developed at a faster rate than the coastal areas that have historically received most of the PRC’s government focus. We have funded our business to date primarily through investments from our founder and Chairman, from private placements, from cash flows from operations and from certain debt financings and arrangements.

We conduct our China operations through both wholly- owned subsidiaries and majority interests in other entities.

 We derive our revenues from selling coal to customers, State Owned Enterprises (SOE) and private companies in Guangxin, Yunnan and Guizhou Provinces. Our thermal or steam coal is sold to customers that are utilities that generate power, mainly electricity. Our metallurgical and coking coal is sold to customers that make steel, though some steel customers also purchase thermal coal to generate power for their steel factories.

We are a United States company incorporated in Nevada and headquartered in Seattle, WA, Our China headquarters is located in Beijing and we also have China operational centers in Kunming City in Yunnan Province and in Guiyang in Guizhou Province. The majority of our management team and Board of Directors are American citizens, including three of four officers, and many are bilingual. After being a public reporting company since 2001, we commenced trading on the NASDAQ Global Market in February 2010.

Macroeconomic Factors

There were several relevant macro-economic factors directly impacting our operating environment in China during FY 2013, including GDP growth and inflation. In 2012, China’s economy expanded 7.8%, down from 9.2% for the previous year. This was largely attributable to a turbulent world economic climate and China’s efforts to tame inflation. China’s GDP growth fell to 7.7% in the first quarter of 2013 after a 7.9% gain in the fourth quarter of 2012. China’s Premier Li Keqiang has lowered expectations to 7.5% for 2013.

At the start of the Company’s fiscal year in May 2012, inflation in China was 3.0%, and moved down to a low of 1.8 % in July 2012. After the PRC tightened their fiscal policies, which included letting interest rates rise and capping prices of certain domestically-produced commodities like coal not to exceed last year’s prices, inflation fell to 2.4% at the end of the Company’s fiscal year in April 2013. As a result, China began our fiscal year with slightly higher demand for coal to fuel GDP growth.  At the same time, oversupply of coal from increased cheaper imported coal decreased the unit price of coal during the year.

Coal prices in the United States in 2012 declined due to lower demand caused by heavy competition from an increased supply of shale natural gas, , a large surplus inventory of coal, and the current government’s anti-coal policies. Combined with a sluggish market for coal in Europe due to slow economic growth, coal exporters have taken advantage of the arbitrage opportunities between Chinese domestic coal prices and international coal prices. This created a temporary oversupply of coal. As a result, the coal price has decreased for Chinese market in FY 2013. However, we have seen the price of coal stabilize over the winter in 2012. Since June 2013 we have begun to see usual seasonal reduction in coal process during the summer.

While the coastal metropolises have great demand for coal, growth is slow in these large cities. However, growth, and therefore demand, is still high in the secondary cities in non-coastal China (like Kunming in Yunnan Province and Guiyang in Guizhou Province, both where we operate). Due to China’s relatively underdeveloped rail system and the government’s emphasis on developing passenger rail vs. freight rail, coal-fired electrical power plants in coastal cities have seen an excess of coal supply.  This creates an environment where pricing in coastal cities see larger price swings than their non-costal counterparts.

         Looking forward, coal will continue to be a key component of the PRC’s energy policy. According to the U.S. Energy Information Administration, coal makes up 70% of China’s total primary energy consumption and China is both the largest consumer and producer of coal in the world. In 2012, China accounted for over 49.4% of the world’s coal consumption. It is estimated that demand for coal in China will continue to increase for several decades, thus producing a favorable business environment for coal producers and wholesalers. Although China has substantial natural coal resources, the coal mining industry in China is fragmented and inefficient, and includes many small companies who lack the economies of scale and resources needed to maximize production capacity. Historically, mining companies in China have been unable to produce enough coal to meet China’s growing coal demands. As a result the PRC has allowed China to become a net importer of coal and has implemented a national policy of consolidation to increase production capacity, improve efficiency and safety in coal mines in China. Beginning with the 11th 5 year plan, the policy of government-mandated consolidation has continued with the current 12th 5 year plan, which expands and accelerates the consolidation to new provinces including Guizhou.

General Discussion and Analysis of FY 2013 Results

We began our first quarter in FY 2013 with increased production compared with the  results from FY 2012. In FY 2012, we experienced a challenging operating environment due to temporary government-mandated idling of some of our mines as a result of nearby fatal accidents in non-L&L mines. For FY 2013, we continued our momentum from the fourth quarter of FY 2012 by continuing to ramp up production in all of our mines, especially in DaPuAn and WeiShe Mines where production increased substantially. At the same time, our acquisitions of LaShu and LuoZhou Mines helped to accelerate our coal production output as they were able to ramp up their production ahead of schedule.  As a result, our mine production went from approximately 336,000 tons in FY 2012 to approximately 763,000 tons in FY 2013.

DaPuAn and SuTsong Mines produced coal at an increasing pace form a combined production of 225,000 tons in FY 2012 to 360,000 tons in FY 2013. DaPing produced 94,000 tons in FY 2013 as compared with 66,000 tons in FY 2012.  Ping Yi was spun off in FY 2012 and did not contributed to L&L’s mining production in FY 2013 . WeiShe produced in FY 2012 at an annual rate of 12,000 tons and was organically expanded to 143,000 tons in FY 2013. Although we only acquired LaShu and LuoZhou mines on November 18, 2013, both mines were able to ramp up production ahead of schedule and produced a total of 167,000 tons during the  months we owned them in FY 2013.

Our coal washing segment revenues increased slightly as we increased production from 434,000 tons in FY 2012 to 474,000 tons in FY 2013. The smaller increase in total tons washed was primarily due to the disposal of the Ping Yi washing facility at the end of FY 2012.  Additionally we disposed of our coking segment on November 18, 2012 as part of our acquisition of the Lashu and Louzhou Mines, as a result, our coking segment also had experienced a decrease in production from 93,000 tons in FY 2012 to 35,000 tons in FY 2013.  Our wholesale and distribution segment continued to increase substantially from 93,000 tons in FY 2012 to 238,000 tons in FY 2013 due to our increased production, increase in number of contracts with large end users, and availability of coal in the region.

On September 5, 2012, we acquired the existing operations of GuangYeh Coal Sales Company based in Yunan to expand our sales and distribution networks and have access to more customers. On October 2012, we signed an contract to sell 360,000 tons of coal to Datang International Power Co. On May 15, 2013, the amount of coal to be sold under this contract was increased  to one million tons per year.

The third quarter of FY 2013, we made two strategic acquisitions of two new coal mines, LaShu and Luozhou in Guizhou Province. As part of the payment for the acquisition, we sold DaPing Mine and ZoneLin Coking Plant. The production ramp up of both LaShu and LuoZhou were ahead of the schedule and thus contributed to our increased coal production. As a result, our overall production for this quarter was increased by 100% as compared with the same period last year.

In the fourth quarter of FY 2013, our Beijing headquarters became fully operational and the company’s subsidiary was accepted as member of the China National Coal Association. In April 2013, the Company also engaged KPMG (Taiwan) to review and audit the Company’s financial statements for the past  two  years  in order to assist the Company to explore the potential of Taiwan Depositary Receipt ("TDR"). Except during  the Chinese New Year holiday which fell in this quarter, all of the five mines were operating at or near full capacity for a total of 197,000 tons, a substantial increase from 108,000 tons in the same period last year. The unit price for our coal was also stabilized for three consecutive quarters. During this quarter, our wholesale business increased to 70,000 tons from 22,000 tons during during the same period last year as we started to ship to Datang International Power Group, although our unit price decreased significantly from previous quarters due to competition  and excessive supply of coal.

Plan of Operations

The Company is a vertically integrated coal operator participating in the business of consolidation of a fragmented coal industry in Yunnan and Guizhou Provinces of southwest China. As of April 22, 2013, the Company opened an office in China’s capital city of Beijing, and subsequently relocated its headquarters to Beijing.  We are in the process of looking into further expansion into North China. We plan to expand our coal business two ways: first, through expansion of existing operations in accordance with the growth policy, and second, through continued acquisitions of operations that lack the capital and management skills to expand to meet the minimum capacity required by the government. The growth policy includes portfolio improvements to reduce mining risks and to improve (coal) energy to reduce emissions.  Additional plans for expanding our coal business includes expanding our coal wholesale operations, pursuing strategic partnerships, exploring viable options for raising capital with an emphasis on debt and other non-dilutive instruments, and strengthening our management and technical team.  L&L will also look to develop strategic partnerships with energy (coal) busyers and develop possible new energy projects, where L&L can leverage US technology and resources.

Organic Growth.

        All five of our mines are producing coal at or close to full capacity. We expect to further expand our production as the five mines are continuing to expand each of their production capacities.

      The WeiShe mine was acquired in February of 2012 and was able to ramp up near its approved capacity of 150,000 tons per year, producing 142,915 tons during FY 2013.  The Company has begun Weishe’s expansion to 400,000 tons of annual capacity. LaShu and Luozhou were acquired in November 2012 and have ramped up at a faster pace. LuoZhou produced 93,379 tons of coal during last six months of FY 2013 against its approved capacity of 150,000 tons per year. LaShu produced 73,201 tons of coal during the last six months of FY 2013 against its approved capacity of 300,000 tons annually. We expect to expand all three of these Guizhou mines (WeiShe, LaShu and LuoZhou) to produce over 1.2 million tons in the next few years (Luozhou 450,000, Lashu 300,000 and Weishe 450,000), well ahead of the 2015 deadline for consolidation in the province. We plan to expand the production capacity for each of the two mines DaPuAn and SuTsong in Yunan to 300,000 tons. This would bring our total targeted production to 1.8 million tons.

We acquired producing mines that lack capital and/or management expertise to expand to meet the minimum government-mandated production requirement, and we are able to provide the resources to expand production capacity and improve safety. Most coal mines in Southwest China, including our mines before upgrading, use the conventional/traditional mining method. Since the acquisition of our mines, the Company has invested substantially in mine infrastructure, which allows us to increase the productivity and safety of our mines. The Company had invested in tunnel construction, shafts, transportation system and roads, pumps, ventilation system, walls, storage facilities, dorms and other types of infrastructure.  The investment in tunnel construction and shaft allow the Company to dig coal from new areas in a safer environment to increase the production capacity. The investment in transportation systems allows the Company to get coal from ground with shorter turnaround time and at a larger capacity. We have also installed additional shafts in some of our mines to increase safety, operational efficiency, and improve the working environment. Two of our mines continue to use timber to reinforce mine shafts. We have improved safety by using steel and hydraulic braces to reinforce the support the roof of the mine. Our newest mines use roof bolts which are safer and will allow greater mechanization in the future. We have also invested in monitoring equipment for hazardous gases like methane, better electrical equipment, communication systems, GPS locators for each underground miner, and blowers and better ventilation systems to ensure safe air quality. The Company also seeks to acquire larger mines, as mines designed with larger production capacities have become available on the market recently due to consolidation policy requirement that all mines join under a holding company that controls 800,000 to 2,000,000 tons of annual production.

In addition to infrastructure improvement, we also improve our production and safety through introducing basic management practices such as expanding from single shift to multiple shift operating teams, and including production incentives and bonuses in our team’s compensation package. Our mine operations have instituted regular safety training for both mine management and workers, regular sharing of safety information, and individual shift safety briefings and debriefings at the start and end of each shift. Because slogans are effective in impacting Chinese behavior, safety banners are posted for easy viewing. We comply with and try to exceed all the safety standards and cooperate fully with local, provincial, and national government safety regulators and safety supervision teams. There have been no fatal accidents in any of our mines.

This has resulted in the successful integration and safe expansion of the five mines we have acquired and continued expansion of production capacity to meet the current government-mandated minimum annual production requirement.

The Company continues to expand the capacity and improve the safety of our mines. According to Chinese government regulation, a coal mine can produce up to the production capacity set forth in the mining production permit. However, depending on the market demand for coal, especially during the high demand season in the winter, the local government does allow coal mines to produce more than the production capacity that year or use the unused capacity from previous years without giving specific written approval.  It has become a common practice that the actual production can vary from the authorized production limit.  A new permit must be obtained if the total mine production exceed the total approved tonnage for the life of the mine.

The Company constructed the DaPuAn coal washing plant to enhance the value of the coal mined at DaPuAn mine. In addition, the Company expanded the capacity of our coal washing facilities, in particular Hong Xing, which washes other mines’ coal. L&L is exploring partnerships to jointly develop coal washing facilities including prepaid coal washing services for the Company, which will ensure additional washing capacity for the Company’s coal preparation facilities in South China.

Acquisitive  Growth.

In addition to a rapid organic growth in the next several years, we expect continued opportunities to acquire mines and other operations. We believe that the current government-mandated consolidation policy in China will continue and thus create more acquisition opportunities for us. Strategically, the Company aims to accelerate the rate of acquisition and increase the size of acquiring mines in North China.

Our acquisition and inspection team consists of business, operational, financial, and renowned coal experts. Two of the members are Dr. Syd Peng and Mr. Jingcai Yang, independent directors of the Company. Dr. Peng is a distinguished professor of mining engineering at the West Virginia University (WVU), specializing in underground mining technologies. After earning his PhD in Mining Engineering from Stanford University in 1970, Dr. Peng spent his entire career in mining including work for the U.S. Bureau of Mines and the faculty of WVU where he served as Chairman of the Department of Mining Engineering. He is a member of the National Academy of Engineering and is the recipient of numerous professional awards.  Mr. Yang is a well-known leader in the coal industry of China. He has over 30 years of experience, 16 of those spent with Shenhua, the largest coal company in the world. Mr. Yang was formerly the Chief Engineer of Shenhua before being promoted to Chairman  & CEO of Shandong Coal Corporation, the largest and most profitable Shenhua subsidiary, where he held full P&L responsibility.

Originally, our standard criteria include existing mines in production with good infrastructure and sufficient reserves but lacking the capital and management to expand to or beyond the current minimum of 300,000 tons per year. Because the consolidation policy requires that all mines must be consolidated  into  a holding company that have a total  coal production capacity of between 800,000 tons and 2,000,000 tons, depending on the county in Guizhou province where the mines are located, we have begun targeting larger mines with production near 300,000 tons or more, better geology, and strong management teams  for acquisition. Mines with these characteristics are on the market more frequently than in the past due to the government consolidation policy.

We acquired three mines from Union Energy that met those criteria, Weishe, LaShu and  Luozhou mines. Their production capacity is currently approximately 150,000, 300,000 and 150,000 tons per year, respectively and will be expanding to over 1.2 million tons collectively. We expect other opportunities will arise in Guizhou as the deadline approaches. We will also look at opportunities to buy mines in North China which have already undergone consolidation and are running at the capacity of approximately one million tons or more per year.

Other

In addition to acquiring mines, the Company established a new coal wholesale operation DaXing L&L Coal Company. With approval from the government, DaXing has begun developing additional coal storage space and growing its distribution network. Our DaXing subsidiary had handled over 90,000 tons of raw coal sales during FY 2013. Through its sourcing of coal, it introduces potential mine acquisitions to the Company in a similar manner as KMC did for the Company in Yunnan.  DaXing is actively looking for and entering into a joint sales agreement with strategic partners.

 The Company will continue to recruit talented professionals to strengthen our team at the board, officer, and management level. Our board is composed mostly of independent directors who are predominately U.S. citizens. We successfully recruited a world renowned expert in coal mining who had chaired the Department of Mine Engineering at West Virginia University and a former senior executive with the largest coal company in the world. Officers include the founder of the Company, a Chief Financial Officer who was a partner with Ernst &Young, two former senior White House staffers.  One of whom is also the former Director of the United States Mint. We have recruited key managers to augment our legal, accounting, and operations departments in both the United States and China, of whom many were trained in the United States and have advanced degrees in business.

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

Estimate of recoverable coal reserves. The Company capitalizes its mineral rights at fair value when acquired, including amounts associated with any value beyond reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated recoverable coal.  The recoverable reserves are based on estimates prepared using Chinese government standards and reflect the amount the Company is permitted to recover as per production permits and not necessarily the amount that is recoverable from the mine in general.

Estimate of Impairment of Long-Lived Assets - The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of April 30, 2013 and 2012, there was no impairment of its long-lived assets.

Estimate of Impairment of Intangibles - The Company applies Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other Intangible Assets, to record goodwill and intangible assets. In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or more frequently when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists. The Company believes that as of April 30, 2013 and 2012, there was no impairment of its goodwill.

Estimate of Fair Value Measurements - For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other receivable, accounts payable and other payables, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

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

Derivative instruments are recognized as either assets or liabilities and are measured at fair value using the Lattice model. The changes in the fair value of derivatives are recognized in earnings.

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

  Persuasive evidence of an arrangement exists

  Delivery has occurred

  The sales price is fixed or determinable

  Collection is reasonably assured

In general, according to SAB 104, the Company recognizes the revenue when shipping occurs, which customarily occurs when our customers come with their own trucks to pick up coal.  Four criteria must be met prior to the Company recognizing the revenue, persuasive evidence of an arrangement, delivery has occurred, sales prices is fixed or determinable and collection is reasonably assured.  There was no difference among segments in term of revenue recognition.

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

Accounts receivable - The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of April 30, 2013 and 2012, the Company determined that no reserve for accounts receivable was necessary. No allowance for doubtful accounts or sales returns deemed necessary.

We assess the credit risk of the account payment and performance history of our customers.  We perform monthly accounts receivable analysis and follow up with collection activity.  We also take consideration of customer relations, market conditions and level of credit risk tolerance.  For our business practice, generally, any balances over 180 days past due are considered as a bad debt reserve.

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

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. GAAP also requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. As of April 30, 2013, income tax positions must meet a more-likely-than-not recognition threshold to be recognized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No material deferred tax amounts were recorded at April 30, 2013 and 2012, respectively. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The charge for taxation is based on the results for the reporting period as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

The Company’s operating subsidiaries located in PRC are subject to PRC income tax. The new Chinese Enterprise Income Tax (“EIT”) law was effective on January 1, 2008. Under the new Income Tax Laws of PRC, a company is generally subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. However, some of the subsidiaries are in the form of a proprietorship and therefore are subject to a special tax rate of 5% of total revenue proceeds, subject to provisional adjustments.

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

Comparison of the fiscal years ended April 30, 2013 and 2012

Our operating results during the year ended April 30, 2013 compared to the year ended April 30, 2012 reflect a substantial  increase resulting from all of our five mines producing at or near full capacity and an addition of two new mines that were able to ramp up their coal production over the course of the fiscal year.

For the years ended April 30, 2013 and 2012, the total Total Operating Expenses were $17,239,391and $15,342,149 respectively, accounting for 8.66% and 13.58% of the net revenue for these years, respectively. The decrease was due to due to the substantial revenue increase and economy of scale for operation to offset the fixed cost The other income (expense) for the fiscal years ended April 30, 2013 and 2012 were ($1,272,331) and $2,266,487, respectively. The primary drivers for the changes from 2012 to 2013 were (a) reimbursement of D&O Insurance associated with class action lawsuit, (b) amortization of Ping Yi Mine disposal (c) the decrease of revenue from coal by-products of our ZoneLin Coking Plant which was sold on November 2012 and (d) loss on derivative financial instruments.  The weighted average tax rates for 2013 and 2012 were 12.24% and 13.52%, respectively. This variation in the weighted average tax rates was primary due to portion of revenue and income generated by different subsidiaries. Under the new Income Tax Laws of PRC, a company is generally subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. However, some of the subsidiaries are in the form of a proprietorship and therefore are subject to a special tax rate of 5% of total revenue proceeds, subject to provisional adjustments. The provisions for taxes for the fiscal years ended April 30, 2013 and 2012 were $5,545,883 and $2,395,664, respectively.

The results of operations attributable to each of our four segments -- coal mining, wholesale coal, coking, and coal washing is discussed in detail below.

Coal Mining Segment

In November 2012, we sold our interest on Da Ping Mine to Union Energy. The coal mining segment analysis is separated into a table for continued operations (which exclude Da Ping). Also excluded in the table are the results of Ping Yi Mine, which was sold on November 18, 2012.

Since DaPuAn only washes its own coal from its own mine, we only listed the raw coal under the Mining Segment.  We have considered this is part of the total service provided within DaPuAn before the coal was sold to customer. There was no washing reported separately.

The following tables summarize the year-to-year operating data for our coal mining segment:

Continued Operations, excluding intersegment transactions (Excludes Da Ping Coal Mine for 2013 and 2012 and Ping Yi Mine for 2012):

	Years Ended April 30,		Increase (Decrease)
	2013	2012	$	%
Coal mining revenue	$75,689,661	$29,378,677	$46,610,984	158%
Tons sold	669,500	237,201	432,299	182%
Average price per ton sold	$11	$124	$(11)	(9%)
Coal mining cost of goods sold	$27,457,780	$10,712,992	$16,744,788	156%
Average coal mining cost of goods sold per ton	$41	$45	$(4)	(9%)
Coal mining selling, general and administrative expense	$5,909,414	$2,897,296	$3,012,118	104%
Average coal mining selling, general and administrative expense per ton	$9	$12	$(3)	(28%)
Coal mining operating income (expense)	$42,322,467	$15,768,389	$26,554,078	168%
Average coal mining operating income per ton	$63	$66	$(3)	(5%)

Discontinued Operations, excluding intersegment transactions (Da Ping Coal Mine for 2013 and 2012 and Ping Yi Mine for 2012):

	Years Ended April 30,		Increase (Decrease)
	2013	2012	$	%
Coal mining revenue	$10,184,967	$9,263,899	$921,068	10%
Tons sold	93,625	98,732	(5,107)	(5%)
Average price per ton sold	$109	$94	$15	16%
Coal mining cost of goods sold	$3,201,725	$6,193,489	$(2,991,764)	(48%)
Average coal mining cost of goods sold per ton	$34	$63	$(29)	(45%)
Coal mining selling, general and administrative expense	$661,985	$2,504,383	$(1,842,398)	(74%)
Average coal mining selling, general and administrative expense per ton	$7	$25	$(18)	(72%)
Coal mining operating income (expense)	$6,321,257	$566,027	$5,755,230	1,017%
Average coal mining operating income per ton	$68	$6	$62	1,078%

Coal Mining Revenue

Total coal mining revenue increased  158% for our continued operations during the year ended April 30, 2013 compared to the year ended April 30, 2012, primarily as a result of full capacity production in all of our five mines, of which two were new acquisitions during our third quarter.

The average price per ton during the year ended April 30, 2013 decreased 9% due to the weakening domestic demand of coal and an oversupply of imported coal. However, the number of tons of coal sold in FY 2013 increased by 182% due to increased production at all of our mines and the expansion of our sales contracts to large end users, such as Datang Power.

Coal Mining Cost of Sales

For the continued operations, the number of tons of coal sold in the fiscal year ended April 30, 2013 increased 182% compared to the fiscal year ended April 30, 2012, and the total cost of goods sold increased 156%, The increase in  cost of goods sold was not in proportion with the increased in sales  volume due to the economy of scale. The average coal mining cost of goods sold per ton has decreased by 9% from $45.16 to $41.01 per ton. This reflects the economies of scale and improved efficiency from operating larger and more efficient mines. In addition, our investment to upgrade our mines with better equipment, technologies and management are able to benefit our bottom line.  These strategic steps taken are in line with the government’s consolidation policy and better positions us as we move forward.

Meanwhile, the increase in coal mining cost of sales was also impacted by the increase in the cost of both direct labor (wages) and direct materials (inflation in price of raw materials). Lastly, the depreciation related to our investments in infrastructure, allocated as a direct expense, increased during the period.

Coal Mining SG&A

 For the continued operations, total coal mining selling, general, and administrative expense (“SG&A”)  increased by approximately 104% during the year ended April 30, 2013 due to the volume increase. However, the average SG&A  per ton decreased from $12.21 to $8.83, a saving of 28%, which is attributable to the economies of scale and efficiency of operating larger and more efficient mines.

Wholesale Segment

Continued Operations, excluding intersegment transactions:

The following table is a summary of important year-to-year operating data for our Wholesale segment:

	Years Ended April 30,		Increase (Decrease)
	2013	2012	$	%
Wholesale coal revenue	$45,662,814	$20,645,391	$25,017,423	121%
Tons sold	331,592	94,801	236,791	250%
Average price per ton sold	$138	$218	$(80)	(37%)
Wholesale coal cost of goods sold	$41,694,748	$18,384,476	$23,310,272	127%
Average wholesale coal cost of goods sold per ton	$126	$194	$(68)	(35%)
Wholesale coal selling, general and administrative expense	$1,440,028	$430,626	$1,009,402	234%
Average wholesale coal selling, general and administrative expense per ton	$4	$5	$0	(4%)
Wholesale coal operating income (expense)	$2,528,038	$1,830,289	$697,749	38%
Average wholesale coal operating income per ton	$8	$19	$(12)	(61%)

Wholesale Revenue

Wholesale revenues increased by 121% during the year ended April 30, 2013 compared to the year ended April 30, 2012. Although the average price per ton sold decreased 37%, the number of tons sold increased 250% during the same period. The substantial increase in revenue was fueled by introduction of large customers such as Datang.

Wholesale Cost of Sales

Wholesale cost of goods sold increased 127% while the average whole sale cost of goods sold per ton decreased 35% during the year ended April 30, 2013 compared to the year ended April 30, 2012. This result was primarily due to  the increased startup cost (such as hiring additional sales and marketing, support, logistic and operation staff) associated with securing large customers such as Datang. However, our average wholesale coal cost of goods sold per ton decreased due to significant increase in sales  volume.

Wholesale SG&A

Total wholesale SG&A increased 234% while the average SG&A per ton decreased by 4% during the year ended April 30, 2013 compared to the year ended April 30, 2012. The result was primarily based on the increased startup cost (such as hiring additional sales and marketing, support, logistic and operation staff) associated with securing large customers such as Datang. This start-up cost is offset by the volume increase and also future price increase for coal after the oversupply of imported coal has resolved itself.

Coke Segment

The following table is a summary of the year-to-year operating data for our Coke segment. As of November 18, 2012, we sold ZoneLin Coking Plant and no longer operate a coking segment. The result below reflects the numbers for the entire FY 2013.

Discontinued Operations, excluding intersegment transactions:

	Years Ended April 30,		Increase (Decrease)
	2013	2012	$	%
Coke revenue	$6,746,558	$22,093,798	$(15,347,240)	(69%)
Tons sold	30,383	95,778	(65,395)	(68%)
Average price per ton sold	$222	$231	$(9)	(4%)
Coke cost of goods sold	$5,889,006	$19,309,481	$(13,420,475)	(70%)
Average coke cost of goods sold per ton	$194	$202	$(8)	(4%)
Coke selling, general and administrative expense	$148,219	$486,216	$(337,997)	(70%)
Average coke selling, general and administrative expense per ton	$5	$5	$(0)	(4%)
Coke operating income (expense)	$709,333	$2,298,101	$(1,588,768)	(69%)
Average coke operating income per ton	$23	$24	$(1)	(3%)

Coking Revenue

Coking revenue for the year ended April 30, 2013 decreased 69% as compared with FY 2012. The average price per ton sold decreased by 4% and the number of tons sold decreased 68% compared to the year ended April 30, 2012. The decrease in both revenue and volume was a result of the sale of ZoneLin Coking Plant on November 18, 2012. The average price was relatively stable.

Coking Cost of Sales

Coking cost of goods sold decreased 70% during the year ended April 30, 2013 compared to the year ended April 30, 2012, which was in line with the decrease in both revenue and volume.

Coking SG&A

Coking SG&A decreased 70% during the year ended April 30, 2013 compared to the year ended April 30, 2012, generally in line with the decrease in both revenue and volume. The average Coking SG&A was lowered by 4% in FY 2013.

Coal Washing Segment

In April 2012, we sold our interest in  Ping Yi mine and coal washing plant back to the original owners.  DaPuAn only washes coal from its own mine. We have considered this as part of the total service provided within DaPuAn before the coal was sold to customer. Therefore, there was no washing for DaPuAn reported separately.

The following tables summarize the year-to-year operating data for our coal washing segment:

Continued Operations, excluding intersegment transactions (excludes Ping Yi Mine for 2012):

	Years Ended April 30,		Increase (Decrease)
	2013	2012	$	%
Coal washing revenue	$77,630,192	$62,916,415	$14,713,777	23%
Tons sold	470,335	399,463	70,872	18%
Average price per ton sold	$165	$158	$8	5%
Coal washing cost of goods sold	$68,267,382	$53,042,818	$15,224,564	29%
Average coal washing cost of goods sold per ton	$145	$133	$12	9%
Coal washing selling, general and administrative expense	$1,168,558	$797,551	$371,007	47%
Average coal washing selling, general and administrative expense per ton	$2	$2	$0	24%
Coal washing operating income (expense)	$8,194,252	$9,076,046	$(881,794)	(10%)
Average coal washing operating income per ton	$17	$23	$(5)	(23%)

Discontinued Operations, excluding intersegment transactions (Ping Yi Mine):

	Years Ended April 30,		Increase (Decrease)
	2013	2012	$	%
Coal washing revenue	$-	$4,279,333	$(4,279,333)	(100%)
Tons sold	-	399,463	(399,463)	(100%)
Average price per ton sold	$-	$11	$(11)	(100%)
Coal washing cost of goods sold	$-	$2,141,768	$(2,141,768)	(100%)
Average coal washing cost of goods sold per ton	$-	$5	$(5)	(100%)
Coal washing selling, general and administrative expense	$-	$721,912	$(721,912)	(100%)
Average coal washing selling, general and administrative expense per ton	$-	$2	$(2)	(100%)
Coal washing operating income (expense)	$-	$1,415,653	$(1,415,653)	(100%)
Average coal washing operating income per ton	$-	$4	$(4)	(100%)

Coal Washing Revenue

         Coal washing revenue increased 23% in the year ended April 30, 2013 compared to the year ended April 30, 2012. This was result of increased overall raw coal demand  despite our disposal of the Ping Yi Mine and washing facility. The average price per ton sold increased by 8%, while number of the tons sold increased by 18% because we secured additional  key customers in the year ended April 30, 2013 compared to the year ended April 30, 2012.

Coal Washing Cost of Sales

The coal washing cost of sales increased 29% in the year ended April 30, 2013 compared to the year ended April 30, 2012, mainly due to the 29% increase in volume

Coal Washing SG&A

The coal washing SG&A increased 47% and average SG&A per ton increased 24% in the year ended April 30, 2013 compared to the year ended April 30, 2012.The increase was due to the increase in revenue and also some of the fixed cost would not be allocated to Ping Yi after the spin-off.

Comparison of the fiscal years ended April 30, 2012 and 2011

Our operating results during the year ended April 30, 2012 compared to the year ended April 30, 2011 reflect a decline mostly due to the temporary government-mandated idling and slowdowns from nearby fatal accidents in non-L&L Energy mines. Because all area mines were impacted, there were also less raw coal supplies for our coal washing, coking, and wholesale and distribution segments However, in the last two months of Q4 FY 2012, our mines were on their way to producing to their approved levels, leading the turnaround of our coal mining segment, which is our main business.

For the years ended April 30, 2012 and 2011, the total Selling, General and Administrative Expenses (“SG&A”) were $15,342,149 and $17,407,505 respectively, accounting for 13.58% and 12.68% of the net revenue for these years, respectively. The percentage increase was due to lower revenue in FY 2012 to offset the fixed cost of SG&A. The other income (expense) for the fiscal years ended April 30, 2012 and 2011 were $2,266,487 and $1,195,752, respectively. The primary drivers for the changes from 2011 to 2012 were Accumulative Exchange Gain on Investment in Ping Yi Mine and the increase sale revenue from the sales of coal by-products from ZoneLin Coking Plant. The weighted average tax rates for 2012 and 2011 were 13.51 % and 8.17%, respectively. This variation in the weighted average tax rates was primary due to portion of revenue and income generated by different subsidiaries. Under the new Income Tax Laws of PRC, a company is generally subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. However, some of the subsidiaries are in the form of a proprietorship and therefore are subject to a special tax rate of 5% of total revenue proceeds, subject to provisional adjustments. The provisions for taxes for the fiscal years ended April 30, 2012 and 2011 were $2,395,663 and $2,121,630, respectively.

The results of operations attributable to each of our 4 segments -- coal mining, wholesale coal, coking, and coal washing is discussed in detail below.

Coal Mining Segment

In November 2012, we sold our interest on Da Ping Mine to Union Energy.

In April 2012, we sold our interest on Ping Yi mine and coal washing plant back to the original owner. Ping Yi’s operational performance was under our target due mostly to production disruptions from l two sequential major fatal mine accidents nearby. There were also larger than expected capital expenditures to upgrade safety in mine  and expand the production capacity. Because the Company owned Ping Yi for almost the whole fiscal year, to provide a thorough comparison, the coal mining segment analysis is separated into a table for continued operations (which exclude Ping Yi mine) and pmr gpt discontinued operations (which include only Ping Yi and Da Ping mines). The following tables summarize the year-to-year operating data for our coal mining segment:

Continued Operations, excluding intersegment transactions (excludes Ping Yi Mine and Da Ping Coal Mine):

	Years Ended April 30,		Increase (Decrease)
	2012	2011	$	%
Coal mining revenue	$29,378,677	$42,827,306	$(13,448,629)	(31%)
Tons sold	237,201	367,626	(130,425)	(35%)
Average price per ton sold	$124	$117	$7	6%
Coal mining cost of goods sold	$10,712,992	$10,826,473	$(113,481)	(1%)
Average coal mining cost of goods sold per ton	$45	$29	$16	53%
Coal mining selling, general and administrative expense	$2,897,296	$3,580,348	$(683,052)	(19%)
Average coal mining selling, general and administrative expense per ton	$12	$10	$2	25%
Coal mining operating income (expense)	$15,768,389	$28,420,485	$(12,625,096)	(45%)
Average coal mining operating income per ton	$66	$77	$(11)	(14%)

Discontinued Operations, excluding intersegment transactions (Ping Yi Mine and Da Ping Coal Mine):

	Years Ended April 30,		Increase (Decrease)
	2012	2011	$	%
Coal mining revenue	$9,263,899	$25,951,566	$(16,687,667)	(64%)
Tons sold	98,732	245,547	(146,815)	(60%)
Average price per ton sold	$94	$106	$(12)	(11%)
Coal mining cost of goods sold	$6,193,489	$8,685,898	$(2,492,409)	(29%)
Average coal mining cost of goods sold per ton	$63	$35	$27	77%
Coal mining selling, general and administrative expense	$2,504,383	$1,345,983	$1,158,400	86%
Average coal mining selling, general and administrative expense per ton	$25	$5	$20	363%
Coal mining operating income (expense)	$566,027	$15,919,686	$(15,353,659)	(96%)
Average coal mining operating income per ton	$6	$65	$(59)	(91%)

         Coal Mining Revenue

Total coal mining revenue decreased 31% for our continued operations during the year ended April 30, 2012 compared to the year ended April 30, 2011, primarily as a result of the temporary government-mandated idling because of the nearby fatal accidents in non-LLEN mines. In addition, in some cases, the Company elected to slowdown production in some mines for construction related to increasing the production capacity.

The average price per ton during the year ended April 30, 2012 increased 6% because the domestic demand of coal is still relatively strong but the supply of coal did not meet the demand because of the government-mandated idling and slowdowns of many mines in the area. This also led to an impact on the number of tons we sold in this year. Tons sold in FY 2012 fell 35% as the government mandated that area mines complete a series of safety inspections, even if the mine does not have an accident record. Also, because most of our mines are undergoing an expansion of production capacity, there was a small amount of coal is a byproduct of the construction process. However, Q4 production exceeded each of the prior four quarters, driven by our mines ramping up to their approved production levels during the last two months of the quarter.

For the discontinued operation (Ping Yi Mine and Da Ping Mine), the number of tons sold in FY 2012 dropped 60%, coal mining revenue decreased 64%, which in turn led to a high cost of goods sold per ton and high average SG&A per ton.

            Coal Mining Cost of Sales

For the continued operations (excluding Ping Yi Mine and Da Ping Mine ), the number of  tons of sold in the fiscal year ended April 30, 2012 decreased 35% compared to the fiscal year ended April 30,2011, and the total cost of goods sold decreased 1%. During the government-mandated idling and slowdown of our mines, we   still incurred considerable fixed cost  maintenance still needed  to be performed even when thecoal was not extracted from our mines. In addition,  the Company took advantage of  the idling and slowdowns to continue the expansion of production capacity, which together led to extra labor costs. The Average Cost of Goods Sold per ton increased by 53% due to the lower number of tons sold in FY 2012 as compared to FY  2011, while the cost of goods sold decreased by 1%.

Meanwhile, the increase in coal mining cost of sales was also impacted by the increase in the cost of both direct labor (wages) and direct materials (inflation in price of raw materials).

Coal Mining SG&A

For the continued operations (excluding Ping Yi Mine and Da Ping Mine), total coal mining selling, general, and administrative expenses decreased by approximately 19% during the year ended April 30, 2012 due to our improved efficiency and better cost control.

Wholesale Segment

The following table is a summary of important year-to-year operating data for our Wholesale segment:

Continued Operations, excluding intersegment transactions:

	Years Ended April 30,		Increase (Decrease)
	2012	2011	$	%
Wholesale coal revenue	$20,645,391	$32,207,744	$(11,562,353)	(36%)
Tons sold	94,801	202,533	107,732	(53%)
Average price per ton sold	$218	$159	$59	37%
Wholesale coal cost of goods sold	$18,384,476	$28,311,948	$(9,927,472)	(35%)
Average wholesale coal cost of goods sold per ton	$194	$140	$54	39%
Wholesale coal selling, general and administrative expense	$430,626	$777,986	$(347,360)	(45%)
Average wholesale coal selling, general and administrative expense per ton	$5	$4	$1	18%
Wholesale coal operating income (expense)	$1,830,289	$3,117,810	$(1,287,521)	(41%)
Average wholesale coal operating income per ton	$19	$15	$4	25%

Wholesale Revenue

Wholesale revenues decreased by 36% during the year ended April 30, 2012 compared to the year ended April 30, 2011. Even though the average price per ton sold increased 37%, the number of tons sold decreased 53% during the same period. The decrease in revenue was caused both by a shortage of coal supplies because of the government-mandated temporary slowdowns and idling of area mines and decrease in domestic demand for coal in China caused by the import of cheaper coal from other countries even though coal consumption has generally increased in China.

Wholesale Cost of Sales

Wholesale cost of goods sold decreased 35% while the average whole sale cost of goods sold per ton increased 39% during the year ended April 30, 2012 compared to the year ended April 30, 2011. This result was primarily based on the wage structure of our wholesale team, which is base salary plus a bonus according to the sales target achievement.

          Wholesale SG&A

          Total wholesale SG&A decreased 45% while the average SG&A per ton rose 18% during the year ended April 30, 2012 compared to the year ended April 30, 2011. The result was primarily based on the wage structure of our wholesale team with base salary plus a bonus according to the sales target achievement. Also, the average SG&A per ton increased because the startup costs of the recently established DaXing L&L Coal Co., Ltd.

Coke Segment

The following table is a summary of the year-to-year operating data for our Coke segment:

Discontinued Operations, excluding intersegment transactions:

	Years Ended April 30,		Increase (Decrease)
	2012	2011	$	%
Coke revenue	$22,093,798	$28,535,708	$(6,441,910)	(23%)
Tons sold	95,778	137,188	(41,410)	(30%)
Average price per ton sold	$231	$208	$23	11%
Coke cost of goods sold	$19,309,481	$24,793,698	$(5,484,217)	(22%)
Average coke cost of goods sold per ton	$202	$181	$21	12%
Coke selling, general and administrative expense	$486,216	$535,805	$(49,589)	(9%)
Average coke selling, general and administrative expense per ton	$5	$4	$1	30%
Coke operating income (expense)	$2,298,101	$3,206,205	$(908,104)	(28%)
Average coke operating income per ton	$24	$23	$1	3%

Coking Revenue

Coking revenue for the year ended April 30, 2012 decreased 23%, while the average price per ton sold increased 11%, and the number of tons sold decreased 30%, compared to the year ended April 30, 2011. Initially, the decrease was attributed to the shortage of raw coal supply because of the government mandated temporary slowdowns and idling of our mines. However, new changes in government regulations and new environmental standards that were recently implemented, have led to the acceleration of our expansion plans and increased capital expenditures, in addition to some increased expenditures. Additionally, our coking segment experienced a sharp downturn in the fourth quarter of FY 2012 due to slow steel demand and resulting high stock of coking coal. Therefore, production at our ZoneLin coking plant at the end of the quarter was minimal.

Coke Cost of Sales

Coking cost of goods sold decreased 22% during the year ended April 30, 2012 compared to the year ended April 30, 2011, generally in line with decrease in coking revenue..

Coke SG&A

Coke SG&A decreased by 9% during the year ended April 30, 2012 compared to the year ended April 30, 2011. Because of the fixed cost, the decrease is not proportional to the sales revenue decrease.

Coal Washing Segment

In April 2012, we sold our interest on Ping Yi mine and coal washing plant back to the original owners. Ping Yi’s operational performance was under our target due mostly to production disruptions from two sequential  major fatal mine accidents nearby coupled with larger than expected capital expenditures to upgrade the safety of mine and expand the production capacity. Because the Company owned Ping Yi for almost the whole fiscal year, to provide a thorough comparison, the coal washing segment analysis is separated into a table for continued operations (which exclude Ping Yi mine) and one for discontinued operations (which include only Ping Yi).

The following tables summarize the year-to-year operating data for our coal washing segment:

Continued Operations, excluding intersegment transactions (excludes Ping Yi Washing Plant):

	Years Ended April 30,		Increase (Decrease)
	2012	2011	$	%
Coal washing revenue	$62,916,415	$62,289,526	$626,889	1%
Tons sold	399,463	418,269	(18,806)	(4%)
Average price per ton sold	$158	$149	$9	6%
Coal washing cost of goods sold	$53,042,818	$56,020,550	$(2,977,732)	(5%)
Average coal washing cost of goods sold per ton	$133	$134	$(1)	(1%)
Coal washing selling, general and administrative expense	$797,551	$431,816	$365,735	85%
Average coal washing selling, general and administrative expense per ton	$2	$1	$1	94%
Coal washing operating income (expense)	$9,076,046	$5,837,160	$3,238,886	55%
Average coal washing operating income per ton	$23	$14	$9	63%

Discontinued Operations, excluding intersegment transactions (Ping Yi Washing Plant):

	Years Ended April 30,		Increase (Decrease)
	2012	2011	$	%
Coal washing revenue	$4,279,333	$32,039,254	$(27,759,921)	(87%)
Tons sold	399,463	349,574	49,889	14%
Average price per ton sold	$11	$92	$(81)	(88%)
Coal washing cost of goods sold	$2,141,768	$25,426,202	$(23,284,434)	(92%)
Average coal washing cost of goods sold per ton	$5	$73	$(67)	(93%)
Coal washing selling, general and administrative expense	$721,912	$1,504,258	$(782,346)	(52%)
Average coal washing selling, general and administrative expense per ton	$2	$4	$(2)	(58%)
Coal washing operating income (expense)	$1,415,653	$5,108,794	$(3,696,141)	(72%)
Average coal washing operating income per ton	$4	$15	$(11)	(76%)

Coal Washing Revenue

For continued operations (excluding Ping Yi washing plant), coal washing revenue increased 1% in the year ended April 30, 2012 compared to the year ended April 30, 2011. The average price per ton sold increased 6% while the number of tons sold decreased by 4% in the year ended April 30, 2012, compared to the year ended April 30, 2011.

          Coal Washing Cost of Sales

For continued operations (excluding Ping Yi washing plant), coal washing cost of sales decreased by 5% in the year ended April 30, 2012, compared to the year ended April 30, 2011. The decrease in cost of sales was primarily the result of the decrease in fixed cost and slight decrease in cost for purchasing coal from other coal mines or coal suppliers. The average cost of goods sold per ton decreased insignificantly, by 1%, during the year FY 2012.

          Coal Washing SG&A

For continued operations (excluding Ping Yi washing plant), coal washing SG&A increased 85% and average SG&A per ton increased by 93% in the year ended April 30, 2012 compared to the year ended April 30, 2011.

Liquidity and Capital Resources

The Company is in the very capital intensive coal business which requires both cash and company stock for acquisition of mine assets, investment for production equipment and technologies to boost production volume, as well as investment to improve the safety and upgrading the existing facility. The rate of expansion is highly dependent on the Company’s ability to raise or access capital. At the same time, the Company management is very conscious in balancing the return on investment vs. cost of capital to create positive shareholders value.  The Company is exploring possibility in raising capital via debt, equity or other type of financing instrument to fund the expansion opportunities.

Our primary sources of cash include cash on hand, cash from sales of coal production to our customers, borrowings under credit facilities, proceeds from financing transactions, and occasional sales of non-core assets. We believe the principal indicator of our liquidity is our cash position. As of April 30, 2013, our cash and cash equivalents was $9,565,084.

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

In the past few years, we managed to do new acquisitions without substantial external funding. We were able to make these three acquisitions by issuing L&L shares as payment, swapping of existing coal related assets and using cash generated internally. Therefore, under our current business plan, we don’t anticipate a critical need for additional funds until a major new opportunity arises. At that point, we will be able to quantify the exact funding requirement and evaluate best course of action to secure those funds.

Cash Flows

Net cash provided by operating activities was $64,593,047 for the year ended April 30, 2013, compared to $25,766,254 from the same period in 2012. Our net income from continuing operations increased from approximately $14 million to approximately $38 million due to the increase in sales from the business acquisition of LaShu and LuoZhou mines.  In addition, there were the following differences between 2013 and 2012 (i) Increase in cash inflow of other receivable of approximately $2.9 million due to disposal of DaPing Coal Mine ; (ii) increase in cash outflow of $5 million in inventory; (iii) increase in cash outflow of taxes payable of $2.7 million. (iv) increase of non-cash loss on derivatives of $1.9 million.

Net cash provided by operating activities was $25,766,254 for the year ended April 30, 2012, compared to $19,796,887 from the same period in 2011. This increase is attributable to increase revenue and earnings..

Net cash used in investing activities was $56,525,742 for the year ended April 30, 2013 compared to $28,388,363 for the year ended April 30, 2012. The increase in net cash used in investing activities was mainly due to the net effect of (i) increase in cash outflow of approximately $35 million from Construction-in-progress; (ii) increase in cash inflow of $6.5 million from proceeds of repayment of long term receivable and iii) increase in cash inflow of approximately $10 million  related to discontinued operations.

For the year ended April 30, 2012, net cash used in investing activities was $28,388,363 compared to $28,071,963 for the year ended April 30, 2011. This decrease was mainly attributable to fewer acquisitions of new assets in fiscal year 2012 compared to fiscal year 2011.

Net cash used in financing activities was $5,101,989 for the year ended April 30, 2013, compared to net cash provided by financing activities of $2,706,638 from the same period in 2012 primarily due to the increase in cash outflow to previous Da Ping mine owner of $15 million and increase in cash inflow from proceeds from a bank loan of $5 million and convertible note payable of $3 million.

Net cash provided by financing activities was $2,706,638 for the year ended April 30, 2012, compared to $2,780,634 from the same period in 2011. Principal changes between these periods included a decrease in cash inflows from the proceeds from issuance of common stock and warrants of approximately $8 million, and a decrease in cash outflows from net repayment of advances to shareholders and payment on bank loans of approximately $8 million.

As compared to FY 2012, our accounts receivable (“AR”) increased approximately $2.3  million in FY 2013, which was  mainly caused by the increase in AR in the aging of 1-30 days and 91-180 days as shown in the table below:

In USD	Total	1-30 Days	31-60 Days	61-90 Days	91-180 Days
FY 2013	$35,431,260	11,916,627	13,733,603	7,161,720	2,619,309
FY 2012	$33,099,101	11,852,449	7,845,533	7,396,596	6,004,523
Variance	$2,332,159	64,179	5,888,070	(234,876)	(3,385,213)

            We provided our customers with a 180 day credit term. Any over-term AR will be treated as bad debt. In the last month of FY 2012, our revenue was about $15.4 million as compared to $11.9 million in the same period of FY 2011, representing an increase of $3.5 million As disclosed in our Form 10-K for FY 2012, we encountered a temporary government-mandated idling due to fatal accidents in nearby non-LLEN mines. The temporary government-mandated idling impacted all mines in the area and led to decrease in the area’s production and sales. As a result, many coal washing, coking and wholesale operators were affected. Many had a shortage of cash because during the idling, the mines still incurred fixed costs such as salaries and benefits for workers and maintaining the facilities ready for production. Many mines also incurred additional costs due to complying with new regulations and upgrades that resulted from the idling. It was more difficult to collect our AR during that period. That was why we had a considerable increase on AR especially in the aging of 91-180 days.

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

  Capital expenditures were approximately $68 million for the year ended April 30, 2013.

  We expect our total capital expenditures will be approximately $72 million for equipment and infrastructure, based on our existing coal operations, for the year ending April 30, 2014.

Working Capital

  During the year ended April 30, 2013 our accounts receivable (“AR”) increased $2.3 million. The increase in AR balance is primarily attributable to increase in AR  of  WeiShe, LuoZhou and LaShu mines.

•         During the year ended April 30, 2013, our accounts payable increased by $3.0 million. Accounts payable increased in this fiscal year due to the increase in purchase of material, supplies and services used in production primary in Weishe, LaShu, and LuoZhou Mines as well as Tai Fung. Our production level went up in this fiscal year mainly due to the ramp up of production by WeiShe and acquisition of LaShu and LuoZhou as well as near full production in other mines.

  Our inventories increased by approximately  $2.2 million in this fiscal year to accommodate our increase sales volume  in FY 2013.

•         During the year ended April 30, 2013, our due to related parties decreased by approximately  $11 million. The decrease in other payable balance is primarily payment due to DaPing’s former owner.

Construction in Progress

  Construction in Progress represents the Company’s in progress, not-yet-capitalized, investment in infrastructure. Construction in Progress for the year ended April 30, 2013 includes mine development, ventilation and electrical system improvements, building of staff quarters, beginning construction of a sewage treatment system, and road expansion. Construction in Progress totaled $34,679,059 as of April 30, 2013.

  As part of our acquisition strategy to consolidate the mines, we have invested heavily to upgrade the mines in term of equipment, plants, safety and other infrastructure in order to comply with the Chinese regulation and consolidation policies as well as increase our production and revenue. All these investments are initially classified under “Construction in Progress”, as these projects or items are completed, we shifted the items to “Property, plant, equipment,  and mine development” which could show significant changes from mine to mine and from quarter to quarter.  Also, each mine is unique and our investment varies in a great degree from mine to mine.

   Construction in Progress totaled approximately $34.679 million as of April 30, 2013 with the following break-down by mines:

	(in millions)%
LLC (DaPuAn and SuTsong Mines)	$34.061	98.22%
Weishe Mine	0.067	0.19%
LaShu Mine	0.495	1.43%
LuoZhou	0.056	0.16%
Total	$34.679	100%

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

    Off-Balance Sheet Arrangements

    The Company does not have any off-balance sheet financing arrangements for the fiscal year ended April 30, 2011, 2012, and 2013.

    Contractual Obligations

    As of April 30, 2013, our significant contractual obligations were as follows:

Contractual obligations	Payment due by period
	Total	Less than 1 year	1-2 years	2-5 years	More than 5 years
Long-term Debt Obligations	$-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operation Lease Obligations	365,753	96,475	269,278	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	9,640,506	-	4,612,760	5,027,746	-
Total	$10,006,259	96,475	4,882,038	5,027,746	-

                All of these Contractual Obligations represent our investment into these subsidiaries (DaPuAn, SuTsong, Tai Fung) and thus all these items were eliminated when we consolidated our financial statements as of April 30, 2013.

    The table below shows a detailed breakdown of our contractual obligations by office/subsidiary/mine.

	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
DaPuAn & SuTsong Mines	$5,027,746	-	-	5,027,746	-
Seattle Office	20,418	20,418	-	-	-
Taiwan Office	22,000	22,000	-	-	-
Beijing Office	306,607	37,329	269,278	-	-
Guiyang Office	16,728	16,728	-	-	-
Tai Fung	4,612,760	-	4,612,760	-	-
Total	$10,006,259	96,475	4,882,038	5,027,746	-

    Insurance

    We operate coal mines and related facilities that are inherently dangerous. We, like other similar companies, have experienced accidents that have caused property damage and personal injuries. Although we have implemented safety measures such as fire training and job-specific safety training, and we continuously review our existing operational standards, there can be no assurance that natural disasters and industry-related accidents will not occur in the future. The insurance industry in China is in a developmental stage, and Chinese insurance companies offer only limited business insurance products. We currently purchase work-related injury insurance for our employees at the DaPuAn, SuTsong, Weishe, LaShu, and  Luozhou mines, and limited accident insurance for staff working in China. Insurance-related liabilities and losses above our coverage could have a material adverse effect on our financial condition.

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

    Recent Financings

    January 2013 Financings

    In January 2013, 505,780 shares of common stock were issued to investor for cash proceeds in the amount of $875,000 during a private placement transaction.

    Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

    Foreign Currency Exchange Risk

    While our reporting currency is the U.S. dollar, 100% of our consolidated revenues and 100% of consolidated costs and expenses are denominated in Renminbi (“RMB”). Substantially all of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings, assets and liabilities as expressed in our U.S. dollar financial statements will decline. We have not entered into any hedging transactions to reduce our exposure to foreign exchange risk.

    Disclosures about Market Risk

    We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements. We are exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. With respect to our coal trading contracts at April 30, 2013, the potential for loss of future earnings resulting from changing coal prices was insignificant. We monitor and manage market price risk for our trading activities with a variety of tools, management alerts for mark to market monitoring and loss limits and review of daily changes in market dynamics.

    Item 8. Financial Statements and Supplementary Data.

    L &L Energy, Inc. and Subsidiaries

    Consolidated Financial Statements

    For the Years Ended April 30, 2013, 2012 and 2011

Contents
Page
Reports of Independent Registered Public Accounting Firm	65

Consolidated Financial Statements:

Consolidated Balance Sheets as of April 30, 2013 and 2012	67

Consolidated Statements of Income and Other Comprehensive Income	68
for the years ended April 30, 2013, 2012 and 2011

Consolidated Statement of Equity for the years ended	69
April 30, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended	70
April 30, 2013, 2012 and 2011

Notes to Consolidated Financial Statements	71

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    To the Board of Directors and Stockholders of
    L&L Energy, Inc. and its subsidiaries

    Seattle, Washington

    We have audited the accompanying consolidated balance sheets of L&L Energy, Inc. and its subsidiaries’ (the “Company”) as of April 30, 2013 and 2012, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended April 30, 2013.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L&L Energy, Inc. and its subsidiaries as of April 30, 2013 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), L&L Energy, Inc. and its subsidiaries’ internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 29, 2013 expressed an unqualified opinion thereon.

    /s/ KABANI & COMPANY, INC.

    CERTIFIED PUBLIC ACCOUNTANTS

    Los Angeles, California

    July 29, 2013

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    To the Board of Directors and Stockholders of
    L&L Energy, Inc. and its subsidiaries

    Seattle, Washington

    We have audited L&L Energy, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

    In our opinion, L&L Energy, Inc. and its subsidiaries maintained, in all material aspects, effective internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of comprehensive income, equity, and cash flows of L&L Energy, Inc. and its subsidiaries, and our report dated July 29, 2013 expressed an unqualified opinion thereon.

    /S/ KABANI & COMPANY, INC.

    CERTIFIED PUBLIC ACCOUNTANTS

    Los Angeles, California

    July 29, 2012

L & L ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2013 AND 2012

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,565,084	$4,040,020
Accounts receivables	35,431,260	33,099,101
Prepaid and other current assets	23,139,756	22,824,020
Other receivables, net	12,895,304	8,738,868
Due from related parties	3,434,502	-
Related party notes receivable - current	4,237,715	-
Inventories	7,154,544	4,946,231
Total current assets	95,858,165	73,648,240

Property, plant, equipment, and mine development, net	173,409,488	132,630,829
Construction-in-progress	34,679,059	31,259,260
Intangible assets, net	214,883	428,036
Goodwill	2,753,439	3,768,443
Other assets	3,094,830	885,680
Deferred finance fee	146,072	-
Long term receivable, net	12,441,007	27,840,433
Related party notes receivable - noncurrent	-	6,096,617
Total non-current assets	226,738,778	202,909,298

TOTAL ASSETS	$322,596,943	$276,557,538

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,794,840	$803,975
Accrued expenses and other current liabilities	1,011,100	1,090,310
Other payables	21,373,835	20,969,802
Related party payables - current	6,808,798	17,251,921
Due to officers	1,304,431	414,667
Tax payable	17,792,612	13,636,288
Customer deposits	745,200	1,542,064
Bank loans	4,999,985	2,229,761
Total current liabilities	57,830,801	57,938,788

LONG-TERM LIABILITIES
Convertible note payable, net	543,367	-
Derivative liabilities	4,594,912	-
Related party payable - noncurrent	-	304,951
Asset retirement obligations	3,616,643	2,459,352
Total long-term liabilities	8,754,922	2,764,303

Total Liabilities	66,585,723	60,703,091

Commitments and contingencies

EQUITY:
L&L ENERGY STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and outstanding	-	-
Common stock ($0.001 par value, 120,000,000 shares authorized: 38,385,050 and 36,991,397 shares issued and outstanding at April 30, 2013 and 2012 respectively)	38,385	36,991
Additional paid-in capital	69,588,550	65,752,560
Accumulated other comprehensive income	9,814,087	10,622,683
Retained Earnings	134,487,028	96,134,782
Treasury stock (286,595 shares and 343,093 shares at April 30, 2013 and 2012 respectively, including shared held by subsidiary)	(68,035)	(123,968)
Total L & L Energy stockholders' equity	213,860,015	172,423,048
Non-controlling interest	42,151,205	43,431,399
Total equity	256,011,220	215,854,447
TOTAL LIABILITIES AND EQUITY	$322,596,943	$276,557,538

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED APRIL 30, 2013, 2012 AND 2011

	2013	2012	2011
NET REVENUES	$198,982,667	$112,940,483	$137,324,576
COST OF REVENUES	137,419,910	82,140,286	95,158,971
GROSS PROFIT	61,562,757	30,800,197	42,165,605

OPERATING COSTS AND EXPENSES:
Salaries & wages-selling, general and administrative	4,614,606	6,408,059	8,649,292
Selling, general and administrative expenses, excluding salaries and wages	12,624,785	8,934,090	8,758,213
Total operating expenses	17,239,391	15,342,149	17,407,505

INCOME FROM OPERATIONS	44,323,366	15,458,048	24,758,100
OTHER INCOME (EXPENSE):
Interest income (expense)	173,870	593,860	(290,154)
Other income, net	505,520	1,672,627	1,485,906
Derivative loss	(1,951,721)	-	-
Total other income (expense)	(1,272,331)	2,266,487	1,195,752

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	43,051,035	17,724,535	25,953,852
PROVISION FOR INCOME TAXES	5,545,883	2,395,663	2,121,630
INCOME FROM CONTINUING OPERATIONS	37,505,152	15,328,872	23,832,222

Income attributable to non-controlling interests	8,563,990	3,306,143	5,601,449
Income attributable to L & L	28,941,162	12,022,729	18,230,773

DISCONTINUED OPERATIONS, NET OF TAX
Gain on disposal	5,417,166	-	-
Net income from discontinued operations attributable to non-controlling interests	2,236,413	1,688,526	19,230
Net income from discontinued operations attributable to L & L	3,993,918	5,407,500	18,549,036
Divestiture net present value cost	-	(3,183,786)	-
TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	11,647,497	3,912,240	18,568,266

NET INCOME	$49,152,649	$19,241,112	$42,400,488

Net income attributable to non-controlling interests	$10,800,403	$4,994,669	$5,620,679
Net income attributable to L & L	38,352,246	14,246,443	36,779,809

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	1,818,735	4,120,141	6,502,542
COMPREHENSIVE INCOME	$50,971,384	$23,361,253	$48,903,030

Comprehensive income attributable to non-controlling interests	$11,218,945	$5,767,281	$6,327,858
Comprehensive income attributable to L & L	39,752,439	17,593,972	42,575,172

INCOME PER COMMON SHARE – basic from continuing operations	$0.78	$0.36	$0.61
(LOSS) INCOME PER COMMON SHARE – basic from discontinued operations	$0.25	$0.07	$0.63
INCOME PER COMMON SHARE – basic	$1.03	$0.43	$1.24

INCOME PER COMMON SHARE – diluted from continuing operations	$0.74	$0.35	$0.60
(LOSS) INCOME PER COMMON SHARE – diluted from discontinued operations	$0.24	$0.07	$0.61
INCOME PER COMMON SHARE – diluted	$0.98	$0.42	$1.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	37,243,459	33,108,863	29,764,705

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - diluted	39,175,569	33,544,354	30,422,393

The accompanying notes are an integral part of these consolidated financial statements.

L&L ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED APRIL 30, 2013, 2012 AND 2011

					Accumulated
			Additional	Deferred	Other			Total	Non-
	Common Stock		Paid-in	Compensa-	Comprehensive	Retained	Treasury	Shareholders'	Controlling	Total
	Shares	Amount	Capital	tion	Income	Earnings	Stock	Equity	Interests	Equity
Balance as of April 30, 2010	28,791,735	$28,792	$32,781,365	$(557,202)	$699,755	$45,108,530	$(396,000)	$77,665,240	$12,594,293	$90,259,533
Issue 529,143 shares for compensation	529,143	529	4,191,631	-	-	-	-	4,192,160	-	4,192,160
Issue 796,394 shares for investors	796,394	796	4,332,697	-	-	-	-	4,333,493	-	4,333,493
Exercise of 1,888,750 warrants	1,888,750	1,889	4,727,861	-	-	-	-	4,729,750	-	4,729,750
Cashless exercise of 554,105 warrants for 271,557 shares	271,557	272	(272)	-	-	-	-	-	-	-
Warrant Extension	-	-	50,000	-	-	-	-	50,000	-	50,000
40,000 Incentive stock options issued for compensation	-	-	282,444	-	-	-	-	282,444	-	282,444
2,000 Warrants issued for compensation	-	-	18,736	-	-	-	-	18,736	-	18,736
Amortization of deferred compensation	-	-	-	557,202	-	-	-	557,202	-	557,202
Foreign currency translation adjustment	-	-	-	-	5,802,787	-	-	5,802,787	-	5,802,787
Reacquisiton of 1,229,000 treasury stock	-	-	1,229	-	-	-	(1,229)	-	-	-
Sales of 370,000 treasury stock	-	-	2,034,630	-	-	-	370	2,035,000	-	2,035,000
Net income	-	-	-	-	-	36,779,809	-	36,779,809	-	36,779,809
Non-controlling interest related to acquisitions	-	-	-	-	-	-	-	-	11,315,161	11,315,161
Net income related to non-controlling interest	-	-	-	-	-	-	-	-	5,620,679	5,620,679
Balance as of April 30, 2011	32,277,579	32,278	48,420,321	0	6,502,542	81,888,339	(396,859)	136,446,621	29,530,133	165,976,754

Issue 1,178,407 shares for compensation	1,178,407	1,178	4,357,785	-	-	-	-	4,358,963	-	4,358,963
Issue 200,000 shares for investors	200,000	200	399,800	-	-	-	-	400,000	-	400,000
Issue 49,411 shares for loan conversion	49,411	49	419,951	-	-	-	-	420,000	-	420,000
Issue 3,000,000 shares for subsidiary	3,000,000	3,000	9,657,000	-	-	-	-	9,660,000	-	9,660,000
Cash exercise of 286,000 warrants	286,000	286	379,594	-	-	-	-	379,880	-	379,880
Transfer 915,907 shares treasury stock to Investors	-	-	2,118,109	-	-	-	272,891	2,391,000	-	2,391,000
Foreign currency translation adjustment	-	-	-	-	4,120,141	-	-	4,120,141	-	4,120,141
Net income	-	-	-	-	-	14,246,443	-	14,246,443	-	14,246,443
Non-controlling interest related to acquisitions	-	-	-	-	-	-	-	-	7,798,580	7,798,580
Translation	-	-	-	-	-	-	-	-	1,108,017	1,108,017
Net income related to non-controlling interest	-	-	-	-	-	-	-	-	4,994,669	4,994,669
Balance as of April 30, 2012	36,991,397	36,992	65,752,560	0	10,622,683	96,134,782	(123,968)	172,423,048	43,431,399	215,854,447

Issue 979,540 shares for compensation	979,540	980	2,932,366	-	-	-	-	2,933,346	-	2,933,346
Issue 240,000 stock options for board compensation	-	-	255,422	-	-	-	-	255,422	-	255,422
Cancel and adjust 91,667 shares issued for compensation	(91,667)	(92)	(170,359)	-	-	-	-	(170,451)	-	(170,451)
Issued 505,780 shares for investors	505,780	506	874,494	-	-	-	-	875,000	-	875,000
Transfer 56,498 shares treasury stocks to investor as collateral	-	-	(55,933)	-	-	-	55,933	-	-	-
Foreign currency translation adjustment	-	-	-	-	1,400,193	-	-	1,400,193	418,542	1,818,735
Release of currency translation adjustment on disposition	-	-	-	-	(2,208,789)	-	-	(2,208,789)	-	(2,208,789)
Net income	-	-	-	-	-	38,352,246	-	38,352,246	-	38,352,246
Non-controlling interest related to acquisitions	-	-	-	-	-	-	-	-	1,598,799	1,598,799
Net income related to non-controlling interest	-	-	-	-	-	-	-	-	10,800,403	10,800,403
Non-controlling interest related to disposal	-	-	-	-	-	-	-	-	(14,097,938)	(14,097,938)
Balance as of April 30, 2013	38,385,050	38,385	69,588,550	0	9,814,087	134,487,028	(68,035)	213,860,015	42,151,205	256,011,220

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2013, 2012 AND 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,152,649	$19,241,112	$42,400,488
Income from discontinued operations, net of income taxes	(10,800,403)	(3,912,240)	(18,568,266)
Income from continuing operations, net of income taxes	38,352,246	15,328,872	23,832,222
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of subsidiary	(5,417,166)	-	-
Depreciation and amortization	6,778,788	6,446,061	5,790,733
Stock compensation	3,018,317	4,359,498	5,050,542
Accretion of asset retirement obligation	224,424	251,511	515,906
Loss on derivatives	1,951,721	-	-
Amortization of debt discount	186,558	-	-
Amortization of deferred finance fee	33,928	-	-
Changes in assets and liabilities, net of businesses acquisitions:
Accounts receivable	(14,960,145)	(12,645,163)	(12,050,412)
Prepaid and other current assets	(1,807,514)	2,939,086	(6,350,706)
Inventories	6,199,509	1,664,695	2,001,528
Other receivable	(5,056,018)	845,027	(310,589)
Due from related party	(3,423,599)	-	-
Accounts payable and other payable	4,301,703	(459,381)	(11,109,999)
Customer deposit	(1,605,955)	(1,288,101)	(670,086)
Accrued and other liabilities	171,611	(117,518)	(604,782)
Due to related parties	27,004,205	-	-
Taxes payable	5,896,225	3,197,470	8,316,881
Net cash provided by continuing operating activities	61,848,838	20,522,057	14,411,238
Net cash provided by (used in) discontinued operation	989,500	3,912,240	8,042,737
Net cash provided by operating activities	62,838,338	24,434,297	22,453,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,717,505)	(912,810)	(3,139,167)
Construction-in-progress	(67,786,935)	(29,970,691)	(32,159,089)
Acquisition of business, net of cash acquired	(2,260,464)	566,805	(639,985)
Increase in restricted cash	(1,962,972)	-	(544,588)
Divestiture of business, net of cash disposed	-	(1,247,083)	-
Advances on long term receivables	-	-	-
Proceeds from repayment of long term receivable	6,830,767	354,206	1,097,505
Related party note receivable	1,794,937	1,331,957	-
Proceeds from repayment of related party receivable	-	2,363,315	-
Cash received from HSC disposal	-	457,895	1,259,151
Net cash used in continuing investing	(65,102,172)	(27,056,406)	(34,126,173)
Net cash provided by (used in) discontinuing investing activities	9,810,903	-	6,054,210
Net cash used in investing activities	(55,291,269)	(27,056,406)	(28,071,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank loan	4,999,985	-	-
Payment on bank loans	-	-	(1,839,080)
Due to officers	889,764	(5,333)	1,070,000
Repayment of advances to shareholders	-	-	(7,598,529)
Advances from shareholders	-	997,933	-
Proceeds from issuance of convertible debt	3,000,000	419,951	-
Payment of deferred finance fee	(180,000)	-	-
Proceeds from issuance of common stock	875,000	399,800	4,333,493
Proceeds from warrant extension	-	-	50,000
Proceeds from Treasury stock sold	-	2,391,000	2,035,000
Payment to previous owner of acquired mine	(14,686,738)	(1,876,307)	-
Proceeds from exercise of warrants	-	379,594	4,729,750
Net cash provided by (used in) continuing financing activities	(5,101,989)	2,706,638	2,780,634
Net cash provided by discontinued financing activities	-	-	-
Net cash provided by (used in) financing activities	(5,101,989)	2,706,638	2,780,634

Effect of exchange rate changes on cash and cash equivalents	3,079,984	(958,934)	3,081,498

INCREASE IN CASH AND CASH EQUIVALENTS	5,525,064	(874,405)	(2,412,944)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEARS	4,040,020	4,914,425	7,327,369
CASH AND CASH EQUIVALENTS, END OF YEARS	$9,565,084	$4,040,020	$4,914,425

SUPPLEMENTAL INFORMATION
INTEREST PAID	$235,538	$360,863	$196,418
INCOME TAX PAID	$2,114,059	$446,435	$773,738

NON-CASH INVESTING AND FINANCING ACTIVITY:
Acquisition of business, net of cash acquired	$36,797,353	$9,660,000	$-
Divestiture of business, net of cash disposed	35,046,931	-	-
Receipt of goods for payment of long-term note receivable	8,187,060	-	-
Debt discount due to derivative liabilities issued with convertible debt	2,643,191	-	-
Recovery of treasury stock	55,933	-	1,299
Payable to Daping shareholders	$-	$15,388,508	$17,064,815

The accompanying notes are an integral part of these consolidated financial statements.

    L & L Energy, Inc.

    Notes to Consolidated Financial Statements

    NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

    L & L ENERGY, INC. (“L&L” and/or the “Company”) was incorporated in Nevada, and is headquartered in Seattle, Washington. Effective on January 4, 2010, the State of Nevada approved the Company’s name change from L&L International Holdings, Inc. to L & L Energy, Inc. The Company is a coal (energy) company, and started its operations in 1995. Currently coal sales are made entirely in China, from coal mining, clean coal washing, and coal wholesale operations.  Prior to November 2012, the company also had coking operation as well. At the present time, the Company conducts its coal (energy) operations in Yunnan and Guizhou provinces, in southwest China. As of April 30, 2013, the Company has six operating subsidiaries; KMC and Tai Fung which have coal wholesale operations as well as Hong Xing Coal Washing Plant, two coal mining operations in Yunnan (DaPuAn Mine and SuTsong Mine) including DaPuAn’s coal washing operations (the “2 Mines” or “LLC”), WeiShe Coal Mine (mining operation “Weishe”), LaShu Coal Mine (mining operation, “LaShu”), and LuoZhou Coal Mine (“LuoZhou”). On August 1, 2009, the Company increased its ownership of the two coal mining operations (the “2 Mines”), from 60% to 80%.

    KMC acquired 100% equity of Ping Yi Coal Mine on January 18, 2010 with an effective acquisition date of November 1, 2009. L&L formed a new subsidiary TNI in the Yunnan province, China, and owns a 98% of controlling interest of TNI. Through TNI, L&L acquired 100% equity of ZoneLin Coal Coking Factory in China (“ZoneLin”) on February 3, 2010 with an effective acquisition date of November 1, 2009; and acquired 100% equity of SeZone County Hong Xing Coal Washing Factory (“Hong Xing”) on January 1, 2010 with an effective acquisition date of November 30, 2009. In November 2012, L&L sold ZoneLin as part of the payment to acquire both LaShu and LuoZhou mine with ownership of Hong Xing transferred to Yunan L&L Tai Feng Energy Co. Ltd.  L&L acquired 60% equity of DaPing on March 15, 2011.

    The Company disposed of its majority interest of LEK air-compressor operations in January of 2009. The Company acquired 93% equity interest in Hon Shen Coal Co., Ltd. (“HSC”) in July 2009 and October 2009, then disposed of HSC to Guangxi LuzhouLifu Machinery Co. Limited in April 2010 resulting in a discontinued operation.

    In August 2011, The Company established a new subsidiary Guizhou LiWei Coal Co. Ltd., (“Guizhou LiWei”) in Guizhou, China and own 100% of controlling interest.

    The Company acquired a 51% equity interest in WeiShe coal mine (“WeiShe”) in February of 2012, see Note 3.

    The Company disposed of a 100% ownership of PYC in April of 2012, see Note 3.

    The company acquired a 95% equity interest in both LaShu and LuoZhou mines in November 2012. As part of the payment for the acquisition of LaShu and LuoZhou, the Company disposed of a 98% of equity interest in ZoneLin Coking Plant and a 60% equity interest of DaPing Coal Mine, see Note 3.

    NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation - The fully consolidated financial statements include the accounts of (i) the Company, (ii) its 100% ownership of KMC subsidiary including coal wholesale, (iii) 80% of operations of LLC “2 Mines”, (iv) 51% of WeiShe, (v) 98% of TaiFung and 98% of TNI (coal washing and coking operations and (vi) 95% of both LaShu and LuoZhou mines. The Company fully consolidates 100% of the assets and liabilities of its subsidiaries and shows the non-controlling interests owned by their respective owners as Non-Controlling Interests. The results of operations of our subsidiaries less amounts attributable to non-controlling interest owners are net income attributable to the Company. All inter-company accounts and transactions are eliminated.

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

    Cash and Cash Equivalents - Cash and cash equivalent consist of cash on deposit with banks and cash on hand. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United States. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not insured and amounted to $1,592,442 and $1,405,085 at April 30, 2013 and 2012, respectfully. As of April 30, 2013 and 2012, the Company had deposits totaling $2,367,677 and $609,239 (in excess of federally insured limits), in U.S. Banks. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

    In general, according to SAB 104, the Company recognizes the revenue when shipping occurs, which customarily occurs when our customers come with their own trucks to pick up coal.  There was no difference among the segments in terms of revenue recognition. The Company’s various subsidiaries sign standard contact with suppliers and customers where transportation costs are normally borne by them.  For any transportation cost that is paid by the Company or its subsidiaries for long-term cooperation with the transportation companies, the transportation prices are market prices.

    Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

    Accounts Receivable - The Company’s maintains reserves for potential credit losses on accounts receivable, if any. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

    We assess the credit risk of the account payment and performance history of our customers.  We perform monthly accounts receivable analysis and follow up with collection activity.  We also take into consideration customer relations, market conditions and level of credit risk tolerance.  For our business practice, generally, any balances over 180 days past due are considered as a bad debt reserve.

    As of April 30, 2013 and 2012, the Company determined that no allowance for doubtful accounts or sales returns was necessary.

    Inventories - Inventories are stated at the lower of cost and net realizable value, as determined on a moving average basis.

    Non-controlling Interest - Non-controlling interest represents the portion of equity that is not attributable to the Company. The net income (loss) attributable to non-controlling interests are separately presented in the accompanying statements of income and other comprehensive income. Losses attributable to non-controlling interests in a subsidiary may exceed the interest in the subsidiary’s equity. The related non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit of the non-controlling interest balance.

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

    Estimate of recoverable coal reserves - The Company capitalizes its mineral rights at fair value when acquired, including amounts associated with any value beyond reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated recoverable coal.  The recoverable reserves are based on estimates prepared using Chinese government standards and reflect the amount the Company is permitted to recover as per production permits and not necessarily the amount that is recoverable from the mine in general.

    Impairment of Long-Lived Assets - The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of April 30, 2013 and 2012, there was no impairment of its long-lived assets.

    Goodwill and Other Intangibles - The Company applies Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other Intangible Assets, to record goodwill and intangible assets. In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. The Company assesses annually whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year. The Company performs its annual impairment test in the fourth quarter of each year. The Company has identified its operating segments as its reporting units for purposes of the impairment test. The Company’s existing goodwill and intangible assets are associated with its mining, washing and coking segments. The Company then determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, there is an indication that the reporting unit goodwill may be impaired and a second step of the impairment test is performed to determine the amount of the impairment to be recognized, if any. The Company believes that as of April 30, 2013 and 2012, there was no impairment of its goodwill.

    Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. GAAP also requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. As of April 30, 2013, income tax positions must meet a more-likely-than-not recognition threshold to be recognized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

    Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No material deferred tax amounts were recorded at April 30, 2013 and 2012, respectively. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

    The charge for taxation is based on the results for the reporting period as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

    The Company is subject to federal and state tax jurisdictions. The Company’s tax years for 2008 to present are subject to examination by the taxing authorities. With a few exceptions, the Company is no longer subject to federal and state examinations by taxing authorities for years before 2008.

    As of May 1, 2010, the Company had no material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing ASC 740. There have been no changes to the Company’s liability for unrecognized tax benefits during the year ended April 30, 2013.

    The Company files income tax returns in the U.S. Federal jurisdictions. As of the date of adoption of ASC 740 and for the year ended April 30, 2013, the Company’s tax returns remain open to examination by the Internal Revenue Service tax authorities.

    The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of provision for income tax. As of the date of adoption of ASC 740 and for the year ended April 30, 2013, the Company had accrued no interest or penalties related to uncertain tax positions.

    The Company’s operating subsidiaries located in PRC are subject to PRC income tax. The new Chinese Enterprise Income Tax (“EIT”) law was effective on January 1, 2008. Under the new Income Tax Laws of PRC, a company is generally subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. However, some of the subsidiaries are in the form of a proprietorship and therefore are subject to a special tax rate of 5% of total revenue proceeds, subject to provisional adjustments.

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

    Fair Value Measurements - ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables, certain other current assets and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

     Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

     Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

     Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

    Derivative instruments are recognized as either assets or liabilities and are measured at fair value using the Lattice model. The changes in the fair value of derivatives are recognized in earnings.

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

    Concentration of Risk –Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, restricted cash deposit and accounts receivable. The Company’s cash and cash equivalents were deposited with U.S. and PRC banks and other financial institutions and amounted to $9,565,084 at April 30, 2013. The Company does not believe there is significant risk of non-performance by the counterparties. For the year ended April 30, 2013, we had the top major customer who purchased 22% (approximately $47.6 million in value) of the Company’s total sales and represented $10.9 million or 28% of accounts receivable. The second major customer who purchased 9% (approximately $19.9 million in value) of the Company’s total sales and represented $5.9 million or 15% of accounts receivable. In addition, two major suppliers provided over 24% (approximately $24.7 million) of our total purchases. We currently have fully paid off the corresponding accounts payable.

    Advertising Costs - The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended April 30, 2013, 2012 and 2011 were not significant.

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

    Discontinued Operations  – The Company classifies items within discontinued operations in the consolidated financial statements when the operations and cash flows of a particular component (defined as operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity) of the Company have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal transaction, and the Company will no longer have any significant continuing involvement in the operations of that component. See Note 3 for additional details related to discontinued operations.

    Reclassification - Certain reclassifications have been made to the 2012 and 2011 consolidated financial statements to conform to the 2013 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

    New accounting pronouncements

    In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income.  It does not change the current requirements for reporting net income or other comprehensive income in financial statements.  The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified in its entirely in the same reporting period.  The Company adopt this guidance effective February 1, 2013 and we do not expect that the implementation will have a material impact on our consolidated financial statements.

    In January 2013, the FASB issued updated ASU No. 2013-01, Disclosures about Offsetting Assets and Liabilities.  The objective of this update is to include derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  The Company adopt this guidance effective January 2013 and there was no impact on our consolidated financial statements.

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

    In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). In accordance with ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. There was no impact on our consolidated financial statements.

    NOTE 3. BUSINESS COMBINATIONS AND DIVESTITURE

    Acquisitions

    Over the last three years, the Company acquired five businesses in the mining industry. The Company has been actively acquiring smaller coal companies who lack the capital and/or management expertise to maximize growth and safety. The Company will continue to seek opportunities to purchase other mining operations as well as coal washing and coal coking operations. The Company expects to realize operating synergies from each of the transactions, or the acquired operation has created, or will create, opportunities for the acquired entity to sell its services to our customers. Both of these factors resulted in a purchase price that contributed to the recognition of goodwill. The acquisitions are summarized as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in million)	Form of Consideration
Da Ping Coal Mine	March 15, 2011	$17	Cash
Tai Fung Energy Inc	March 8, 2011	-	Cash
Weishe Coal Mine	February 3, 2012	18	Stock
LaShu Coal Mine	November 18, 2012	15	Cash/Property
LuoZhou Coal Mine	November 18, 2012	$22	Cash/Property

            Each of the acquired businesses has been included in our results of operations since the date of closing. Accordingly, the operating results for the periods presented are not entirely comparable due to these acquisitions and related costs. In each acquisition, the excess of the purchase price over the fair value of the net identifiable assets acquired has been allocated to goodwill. A brief description of each acquisition is as follows:

    DaPing Coal Mine

    On March 25, 2011, the Company entered into an Acquisition Agreement with Mr. Hobin, a Chinese Citizen  (“Seller”) to acquire 60% equity interest of the DaPing Coal Mine (“Da Ping”), for a purchase price of US$17,064,815 ( RMB 112,080,000 ). The Company obtained effective control of Da Ping upon execution of the Acquisition Agreement on March 25, 2011 (the “Acquisition Date”).  The first installment of US$1,592,686 ( RMB 10,000,000) had been paid as of July 31, 2012. The remaining balance of $15,472,129 (RMB 102,080,000 ) was to be paid upon satisfying the conditions as set forth below:

     US$5,355,249 (RMB 33,624,000), representing 30% of the total purchase price would be paid upon satisfying the following five conditions by the Seller.

    (1) Obtain a certified document from government;

    (2) Update the related legal license and valid operational certificate of Da Ping Mine to reflect the change of ownership from a proprietorship to a corporation;

    (3) Within 10 days after signing the agreement,  allow the Company to assign  financial and operational personnel to Da Ping Mine site  to audit and control Da Ping’s operations;

    (4) Da Ping will ensure the existing mining operation is maintained and will not violate any mining rules to ensure not to lose the mining license or cause any litigation/disputes; and

    (5) Da Ping, without our written consent, cannot rent, lease, mortgage, nor transfer any asset/ mining license of Da Ping Co Ltd.

    The remaining balance of US$10,902,894(RMB 68,456,000) was payable upon satisfying the  three requirements below:

    (1) Da Ping Co., Ltd receives the 300,000 tons/ year coal permission from government.

    (2) Complete all government filing in connection with the equity transfer transaction and register the mining license under Da Ping Co., Ltd. with the government.

    (3) Seller is to update the shareholder list of Da Ping Co., Ltd to reflect the 60% ownership by the Company and submit to the Company the shareholder’s list of Da Ping Co., Ltd, operational documents, company chops, operating license, charter, and accounting records, etc.

    As of October 31, 2012, the Company paid $6,018,817 of the total purchase price and the remaining balance of approximately US$11.7 million was outstanding since the first five requirements hadn’t been fully met due to the incidents disclosed below.

    At the end of the fourth quarter of the fiscal year ended April 30, 2011, the government ordered  a  temporary idling of operation at Da Ping mine due to the fatal accidents in non-LLEN mines located close to Da Ping mine. As a result, the production of coal from Da Ping Mine was below the 150,000 tons/year target as specified in the agreement. At the same time, the government temporarily stopped issuing new licenses and approving transfer of ownership of mines. As a result, some of the milestones specified in the agreement were not met. In order to protect the shareholders’ interest, the management took initiative to renegotiate part of the agreement while letting the remaining parts continue to be effective.

    On November 18, 2012, the Company divested the Da Ping mine as part of consideration paid in the acquisition of  LuoZhou and LaShu.coal mines.

    Tai Fung Energy Inc. (“Tai Fung”)

    On March 8, 2011, the Company entered into an Operating Agreement to invest up to US$3,063,069 (RMB 20,000,000) in a newly established entity, Tai Fung, a Chinese company established in SeZone Country, Yunnan Province, PRC. TaiFung is a marketing and distributing company of coals throughout China and had yet to begin operation as of April 30, 2011. The net assets on acquisition date comprise only cash contributed by the 2% non-controlling interest.

    The investment represent 98% control of Tai Fung and the investment is accounted for in accordance with ASC 805 and consolidated with the financial statements contained herein. The Company has paid US$665,539 (RMB 4,178,718) and US$ 1,400,648 (RMB 8,794,246) as of April 30, 2012 and 2013, respectively. The payments were recorded as additional paid in capital of Tai Fung.  The term of Tai Fung is initially set at six (6) years, subject to renewal upon mutual agreement of the founders.

    Weishe Coal Mine (“Weishe”)

    On February 3, 2012, the Company entered into the Weishe Coal Mine Equity Ownership Transfer Agreement (the “Agreement”) with Guizhou Union Energy, Inc., a Chinese corporation (“Union Energy”), Guizhou Union Capital Investment Holding Co., Ltd., a Chinese corporation (“Union Capital”), and Mr. Guo Xu Zhang, a Chinese citizen (“Mr. Zhang”), to purchase 51% of the equity ownership interest in Weishe Coal Mine.

    Under the Agreement, the purchase price for 51% of the ownership interest in Weishe Mine is about US$9.7 million, which will be paid in full by issuing 3,000,000 shares of common stock of the Company. The 3,000,000 shares of Company Stock were paid to Union or a designee of Union in installments, based on the satisfaction of certain conditions set forth in the Agreement. The noncontrolling interest in Weishe is measured at fair value at the acquisition date, with a discount rate approximately of 16% which reflected the factor of lack of marketability.

    LaShu (“LaShu”) and Luozhou (“LuoZhou”)  Coal Mine:

    On November 18, 2012, the Company entered into an Equity Ownership Transfer Agreement (the “Agreement”) with GUnion Energy, and Union Capital to purchase 95% of the equity ownership interest of both LuoZhou and LaShu Coal Mine.

    Pursuant to the Agreement, the purchase price for the 95% ownership interest in both LuoZhou and LaShu Coal Mine was approximately $37.1 million (RMB233.3 million). The purchase price for 95% of the ownership interest in LuoZhou was $22.3 million (RMB140.5 million) and the purchase price for 95% of the ownership interest in LaShu Coal Mine was $14.8 million (RMB 92.9 million).

    The total consideration of $37.1 million will be paid in cash of $1.7 million (RMB 11 million) and the transfer the Company's interests in Zonelin Coking Plant (98%) and the DaPing Coal Mine (60%) which were valued at about $12.4 and $23.0 million respectively. LuoZhou Coal Mine has 27 million tons of reserves. LaShu Coal Mine has 7.2 million tons of reserve.

    The Company has previously disclosed the estimated fair values of the acquired net assets.  As of April 30, 2013, the Company has finalized the valuation and completed the purchase price allocations.

    Purchase Price Allocations

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition for the above referenced transactions (in millions).

Category	DaPing	Weishe	LaShu	LuoZhou
Current assets	$0.5	1.2	3.0	2.0
Property and equipment	3.9	30.2	6.2	8.4
Mining right	24.0	-	6.9	11.5
Goodwill	2.6	0.8	0.4	1.4
Total assets acquired	31.0	32.2	16.5	23.3
Less liabilities assumed	(14.0)	(14.6)	(1.8)	(1.0)
Net assets acquired	$17.0	17.6	14.7	22.3
Non-controlling interest	$9.6	7.8	0.6	1.0

    Pro Forma Information

    The following unaudited pro forma financial information for the Company summarizes the results of operations for the periods indicated as if the Daping, Tai Fung, WeiShe, LaShu and LuoZhou  (collectively, the “Companies”) acquisitions had been completed as of May 1, 2009 (depending on when the acquisitions occurred). This pro forma financial information considers principally (i) the Company's audited financial results, (ii) the unaudited historical financial results of the Companies, as supplied to the Company, and (iii) select pro forma adjustments to the historical financial results of the Companies. Such pro forma adjustments represent principally estimates of (i) the impact of the hypothetical amortization of acquired intangible assets and the recognition of fair value adjustments relating to tangible assets in pre-tax income in each period and (ii) the pro forma impact of the transaction on the Company's tax provision in each period. These pro forma adjustments did not have a material impact on the pro forma Net income attributable to L&L Energy, as presented below. The following pro forma data does not purport to be indicative of the results of future operations or of the results that would have actually occurred had the acquisition taken place at the beginning of 2009.

	For the year ended
	April 30, 2013	April 30, 2012	April 30, 2011
Net revenue	$208,308,943	$121,827,243	$167,668,560
Income from continuing operations	46,628,662	19,797,039	28,333,258
Net income attributable to L&L Energy	$30,501,841	$15,482,187	$42,709,164
Basic proforma earning per share	0.82	0.47	1.43
Diluted proforma earning per share	0.78	0.46	1.40

    Divestiture

    Sale of HSC

    In late 2009, early 2010, the Company determined that it was in the best interest of the Company for management’s time to be expended on other prospective acquisitions that would provide a better return to its stockholders. Therefore, on April 18, 2010, the Company entered into an Equity Sale and Purchase Agreement (the “Equity Sale Agreement”) with Guangxi Liuzhou Lifu Machinery Co, Ltd, whereby the Company sold its 93% equity ownership interest in HSC for RMB$41,000,000 (equivalent to approximately USD$6,000,000). Guangxi Liuzhou Lifu Machinery Co, Ltd assumed the obligation of the Company to pay to HSC RMB$23,800,000 (equivalent to approximately USD$3,485,300) that remained payable to HSC pursuant to the Agreement signed in December 2009. Guangxi Liuzhou Lifu Machinery Co, Ltd also agreed to pay the remaining balance of RMB$17,200,000 (equivalent to approximately USD$2,514,700) to the Company in three installments, (1) RMB$3,440,000 (approximately USD $502,940) within six months of the sale, (2) RMB$5,160,000 (approximately USD$754,410) between six months and twelve months after the sale, and (3) RMB$8,600,000 (approximately USD$1,257,350) between twelve and twenty-four months after the sale. Pursuant to the Equity Sale Agreement, if Guangxi Liuzhou Lifu Machinery Co, Ltd does not make such scheduled payments, a penalty of 1% of the applicable payment will be assessed for any deadline that is missed. Additionally, interest of 3.5% per annum of the applicable payment will be assessed as of the day after the applicable payment date. The portions of the purchase price that are due within twelve months after the sale (i.e., the first two installments) are included as “Other receivables” on the Company’s consolidated balance sheets and the portion of the purchase price due within 24 months of the sale (i.e., the third installment) is included as a “Long term receivable” on the Company’s consolidated balance sheets. The Company recorded USD$834,181 as income from discontinued operations and recognized a gain of US$1,017,928 on the sale on April 18, 2010. As of April 30, 2013, outstanding receivable from sales of HSC was USD$752,299, which is expected to be received before April 30, 2014.

    Sale of Ping Yi Mine

    With consideration of several factors including continuing development strategies, the Company made the determination to dispose of the Ping Yi Mine. On April 30, 2012, the Company entered into an Equity Sale and Purchase Agreement with Mr. Zhang, the previous owner of Ping Yi Mine, whereby the company sold its 100% equity ownership interest in Ping Yi Mine for RMB 196,000,000, approximately $31,000,000. The payment was agreed to take the form of receipt with no payment in two parts, (1) through receipt of coal extracted from Ping Yi Mine subsequent to the disposal, including priority receipt of future coal from Ping Yi mine at a 5% discounted price compared to the market price until 70% of the payment is received; (2) through receipt of the use of Ping Yi Mine’s washing facilities subsequent to disposal, including usage fees charged at a 3%~5% discounted price compared to the market price until 30% of the payment is received. The terms of the agreement state that full payment must be received within five years, and that 70% of total receipts must occur by the end of year three.  The Company has no continuing involvement in the disposed business.

    The Company recorded $408,020 as income from discontinued operations for the year ended April 30, 2013. Additionally, the company recorded $3,183,786 of costs to dispose related to the provision of discounting the estimated receipt of the payment over the payment term. Net of the valuation allowance, the estimated receipt was recognized as current disposal receivable and long term disposal receivable of $7,094,403 and $20,921,811 respectively.

    Sale of  DaPing Coal Mine

    With consideration of several factors including continuing development strategies, the Company made the determination to dispose of the DaPing Mine. On November 18, 2012, the Company decided to purchase two coal mines, which are LuoZhou and LaShu mines by making a swap of the 60% equity interest in DaPing mine and 98% equity interest in ZoneLin Coking Plant. The fair value of the 60% equity interest in DaPing is reasonably stated by the amount of approximately $ 23 million, including $0.5 million on assets write-up per fair value measurement.  The Company has no continuing involvement in the disposed business.

    Sale of  ZoneLin Coking Plant

    With consideration of several factors including continuing development strategies, the Company made the determination to dispose of the ZoneLin Coking Plant. On November 18, 2012, the Company decided to purchase two coal mines, which are LouZhou and LaShu mines by making a swap of the 60% equity interest in DaPing mine and 98% equity interest in ZoneLin Coking Plant. The fair value of the 100% equity interest in ZoneLin is reasonably stated by the amount of RMB 77,786,000 (approximately $ 12.4 million, including $2.7 million on assets write-up per fair value measurement).  The Company has no continuing involvement in the disposed business.

    Total Discontinued Operations

    The operating results of the discontinued operations in total are summarized below (in thousands):

	April 30, 2013	April 30, 2012	April 30, 2011
Net sales	$-	$-	$-
Income before income taxes	-	-	-
Income tax provision	-	-
Income from operations of discontinued operations	6,230,331	-	-
Gain on disposal	5,417,166	-	-
TOTAL INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	$11,647,497	$3,912,240	$18,568,266

Net income from discontinued operations attributable to non-controlling interests	$2,236,413	$1,688,526	$19,230
Net income from discontinued operations attributable to L & L	$3,993,918	$5,407,500	$18,549,036

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

    All of the Company’s Bill receivable is Bank Acceptance from our customers. Bank’s Acceptance is a promised future payment, or time draft, which is accepted and guaranteed by a bank and drawn on a deposit at the bank by the buyer. The bank acceptance specifies the amount of money, the date, and the company to which the payment is due. After acceptance, the draft becomes an unconditional liability of the bank. However the holder of the draft can sell (exchange) it for cash at a discount to a bank or endorse it to another company instead of cash payment.

    The Company provides advances to employees for them to handle incidentals in our mines and washing expansion projects as these facilities are far away from our operation center in Kunming. There were no advances to officers or directors.

    Prepaid expenses and other current consist of the following at April 30:

Description	April 30, 2013	April 30, 2012*
Advances to suppliers	$22,128,001	$22,417,596
Advances to employees	515,867	344,124
Other	495,888	62,300
Total	$23,139,756	$22,824,020

*Reclassification

    NOTE 5. OTHER RECEIVABLES

    Other receivables consist of the following at April 30:

Description	April 30, 2013	April 30, 2012*
Short term loans to business associates	$3,646,838	$554,726
PYC receivable-current (note 3)	7,094,403	7,094,403
HSC receivable (note 3)	750,703	801,256
Other	1,403,360	288,483
Total	$12,895,304	$8,738,868

*Reclassification

    As more fully discussed in Note 3, the Company sold its 100% equity ownership interest in Ping Yi (mine and coal washing facilities)for RMB 196,000,000, approximately $31,200,000. The estimated receipt of payment is expected to generally occur of a five-year term, in accordance with the contract. As such, a valuation allowance was recorded to reflect the net present value of the payments during that term at a rate of 5%, which is with reference to the discount explicit in the agreement. The initial recording of this discount resulted in the recognition of a cost of disposal in the current year, which will be accreted as interest income by effective interest method over the life of the agreement. As of April 30, 2013, the Company recorded a total receivable, net of discount of $19,535,410 with a current portion of $7,094,403), net present value of discount of $3,005,231.

    NOTE 6. INVENTORIES

    Inventories are primarily related to coal located at KMC, Wei She, and Tai Fung. Inventories consist of the followings of April 30:

Description	April 30, 2013	April 30, 2012*
Raw Coal	$2,115,833	$897,004
Fine Coal	4,010,302	4,044,488
Other (Raw materials, low value consumable)	1,028,409	4,739
Total	$7,154,544	$4,946,231

*Reclassification

    NOTE 7. PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

    Property, plant, equipment and mine development consist of the following as of April 30:

Description	April 30, 2013	April 30, 2012*
Mine development	$115,014,678	$44,638,648
Mineral rights	43,677,912	66,203,195
Building and improvements	6,119,213	5,952,811
Machinery and equipment	24,232,999	26,759,805
Assets retirement cost, net	3,077,883	2,121,964
Property, Plant and Equipment, total	192,122,685	145,676,423
Accumulated depreciation and amortization	(18,713,197)	(13,045,594)
Property, Plant and Equipment, net	$173,409,488	$132,630,829

*Reclassification

    We have reclassified Mineral Rights as Property, Plant, Equipment and Mine Development. Mineral Rights were disclosed as Intangible Assets in prior financial statements.   Mineral rights represent the exclusive right, granted by the Chinese government, to operate the five Mines, DaPuAn, SuTsong, Wei She, LaShu and LuoZhou. The rights were acquired in the first quarter of 2008 as a result of the acquisition of the “2 Mines” on May 1, 2008 and on November 1, 2009, the acquisition of the DaPing on March 15, 2011, the acquisition of Wei She on February 3, 2012, and the acquisition of LaShu and LuoZhou on November 18, 2012, respectively.

    Depreciation and amortization expense was $6,778,788, $6,446,061, and $5,790,733 for the years ended April 30, 2013, 2012 and 2011, respectively.

    The depreciation method used is based on two types of assets:

    a. For fixed assets related to production, we use unit of production method

    b. For all other assets, we use straight line method.

    The formula for unit of production method is: Tons [produced/Recoverable reserves (tons)] x Cost; the proven and proveable reserves that are recoverable are obtained through reserve reports from China.

    NOTE 8. CONSTRUCTION IN PROGRESS

    Construction in progress includes mine development, ventilation and electrical system improvements for the PingYi mine, the two coal mines or “LLC” (SuTsong and DaPuAn), and DaPing mine, building of staff quarters, and beginning construction of a sewage treatment system and road expansion for the washing facilities. Construction in progress was $34,679,059 and $31,259,260 as of April 30, 2013 and 2012, respectively with the following break-down as of April 30, 2013.

	(in millions)%
LLC (DaPuAn and SuTsong Mines)	$34.061	98.22%
Weishe Mine	0.067	0.19%
LaShu Mine	0.495	1.43%
LuoZhou	0.056	0.16%
Total	$34.679	100%

    Capitalized Interest

    The Company capitalizes interest on construction in progress related to specific mining projects. The methodology for capitalizing interest on general funds begins with a determination of the borrowings applicable to the qualifying assets. The basis of this approach is the assumption that the portion of the interest costs that are capitalized on expenditures during an asset’s acquisition period could have been avoided if the expenditures had not been made. This methodology takes the view that if funds are not required for construction then they would have been used to pay off debt. The primary debt instruments included in the rate calculation of capitalized interest incurred for the years ended April 30, 2012 and 2011 were the Company’s bank loans. Due to the disposal of Ping Yi Mine, there was no capitalized interest in 2013.  The interest to be capitalized for any period is derived by multiplying the average rate of interest times the average qualifying assets during the period, not to exceed the total interest on the qualifying debt instruments. To qualify for interest capitalization, the Company must continue to make progress on the development of the assets. Capitalized interest costs were $0, $262,183 and $320,788 for 2013, 2012 and 2011, respectively.

    NOTE 9. INTANGIBLE ASSETS AND GOODWILL

    Our Intangible assets consist of technology, customer relationship, which were identified by valuators during acquisition. Customer relationship and technology assets are being amortized over a period of 7 years. Amortization expense was $25,188, $167,060 and $41,208 at April 30, 2013, 2012 and 2011, respectively.

    Intangible assets consist of the following at April 30,

Description	April 30, 2013	April 30, 2012*
Technology	$74,732	$266,479
Land Right	160,165	-
Customer Relationship	47,803	397,108
Intangible assets, total	282,700	663,587
Accumulated amortization	(67,817)	(235,551)
Property, Plant and Equipment, net	$214,883	$428,036

*Reclassification

    We have reclassified Mineral Rights to Property, Plant, Equipment and Mine Development. Mineral Rights were disclosed as Intangible Assets in prior financial statements.

    The amortization schedule for the upcoming five years is presented below (amounts in thousands):

Fiscal 2014	$32
Fiscal 2015	37
Fiscal 2016	42
Fiscal 2017	48
Fiscal 2018	56
Total	$215

    The changes in the carrying amounts of goodwill, which are generally not deductible for tax purposes, for our operating segments for fiscal 2013, 2012 and 2011 were as follows:

Balance as of April 30, 2010	$248,247
Goodwill from acquisitions	2,625,751
Foreign currency translation	114,177
Balance as of April 30, 2011	2,988,175
Goodwill from acquisitions	779,095
Goodwill disposed	(101,269)
Foreign currency translation	102,442
Balance as of April 30, 2012	3,768,443
Goodwill from acquisitions	1,880,452
Goodwill from disposed	(2,746,345)
Foreign currency translation	(149,111)
Balance as of April 30, 2013	$2,753,439

    NOTE 10. OTHER ASSETS

    Other assets represent the long-term restricted cash totaling amount of $3,094,830 which includes $94,830 in bank deposits placed as a guarantee for the future payment of costs related to land subsidence, restoration, rehabilitation and environment protection required by the coal authority of Yunnan province, and $3,000,000 in bank deposits required to be held as collateral for a convertible note payable (see Note 17).

    NOTE 11. LONG TERM RECEIVABLE

    In fiscal year of 2011, the Company entered into several agreements with Colorado-based Bowie Resources, LLC and have loaned a total of approximately $7 million. The loan originally carried an interest rate of nine (9) percent which has since increased to eleven (11) percent. The loan is co-senior with another lender. On February 28, 2013, the Company received payment of US $5,545,056 from Bowie as the full and final payment for the settlement of the outstanding loan.

    As more fully disclosed in Note 3 and Note 6, the Company had recorded a long-term receivable related to the disposal of the Ping Yi Mine of $20,921,811, net of a present value discount of $3,005,231.   The balance of $20,921,811 as of April 30, 2012 has been reduced by $1,386,401 through receipt of coal extracted from Ping Yi Mine during the year ended April 30, 2013, as provided for under the agreement which is more fully disclosed in Note 3.  The balance as of April 30, 2013 was $19,535,410.  The current portion of this balance of $7,094,403 is included in Other Receivables on the accompanying Balance Sheet (see Note 5).

    NOTE 12. RELATED PARTY TRANSACTIONS

    The Company loaned money to various entities that have non-controlling interests with the Company.

    In here, we define “Control” interest as effective management control of the business entity or minimum 50% ownership. “Non-controlling interest”, sometimes refers to minority equity interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

    The associates normally refer to business partners such as suppliers, customers, or people or party associated with our business entity. For the purpose of this disclosure, there is no distinction between having “non-controlling interests with the Company” and “the Company having an interest in that third party” .

    Related party transactions consist of due from related party, related party note receivables, related party payables,  and due to officers.

    Due from related party consists of the following balances at April 30, 2013 and 2012:

Borrowers	April 30, 2013	April 30, 2012
ShiZong HengTai	$3,156,580	-
Kunming Kenandi Technology Development Co., Ltd	277,922	-
Total	$3,434,502	-

    Related party notes receivables  consists of the following balances at April 30, 2013 and 2012:

Borrowers	April 30, 2013	April 30, 2012	Maturity	Collateralized by
Associates to TianRi Coal Mine	$-	1,614,984	Various dates	Mining equipment
Associates to SuTsong	2,895,990	2,869,284	Various dates	Mine Assets
Associates to DuPuAn	982,295	973,237	Various dates	Mine Assets
Yunnan Tinnan Co. Ltd.	-	443,128	Various dates	Machinery
Associates to TaiFung	359,430	-	Various dates	None
Others	-	195,984	Various dates	None
Total related party notes receivable	4,237,715	6,096,617
Less: Related party notes receivable - current	(4,237,715)	-
Total related party notes receivable - noncurrent	$-	6,096,617

    As of April 30, 2013 and 2012, the Company had the following related party payables:

Description	April 30, 2013	April 30, 2012
Payable to previous owners of DaPing Coal Mine	$507,973	$15,388,508	*
Payable to previous owners of ZoneLin Coal Mine	-	304,951
Payable to Robert Lee	1,647,933	1,647,933
ShiZong Heng Tai	1,000,886	-
Kunming Kemandi Technology Development Co.	111,899	-
Payable to Union Energy (non-controlling interest holder of LuoZhou, LaShu and Weishe Mines)	3,540,107	-
Shares to be issued to Board of Directors and Officers	-	215,480
Total Payable - Related Parties	6,808,798	17,556,872
Less: Payable - Related Parties (current)	(6,808,798)	(17,251,921)
Total Payable - Related Parties (noncurrent)	$-	$304,951

*Reclassification

    The payable to Union Energy (non-controlling interest holder of WeiShe, LuoZhou and LaShu mines), is not collateralized by any assets of the Company.

    As of April 30, the Company’s had the following amounts due to officers:

Due to officer	April 30, 2013	April 30, 2012
Dickson Lee	$1,179,640	$243,334
Clayton Fong	64,791	111,333
Shirley Kiang*	60,000	60,000
Total due to officers/directors	$1,304,431	$414,667

*No longer a director as of September 1, 2012

    On October 31, 2012 and November 7, 2012, Dickson Lee provided the Company with personal loan of $500,000 and $504,041 respectively.   These two loans were part of the loans to the Company  originally approved on September 16, 2011 and re-approved by the board on October 26, 2012.  The conditions were that any officer or director of the Company can lend the company loan for working capital for up to US$10 million in total. The terms were less than one year with annual interest rate of 10% with 110% warrants coverage. The warrant period is four years and the warrant price is 110% of the 5 days weighted average of the closing price on the day the loan funded from the individual to the Company.

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

    As for the Wei She Mine, which was acquired in February 2012, the management estimates the asset retirement obligation at a rate of 3 RMB per ton based on total reserves at the end of the useful lives of the mine. The Company expects to extract approximately 19 million tons of coal over the expected useful life of 30 years. The interest rate used in the net present value calculation is 8%.

    As for the LaShu and Luozhou  Mines, which acquired in November 2012, the management estimates the asset retirement obligation at a rate of 3 RMB per ton based on total reserves at the end of the useful lives of the mine. The Company expects to extract approximately 32 million tons of coal for these two mines over the expected useful life of thirty years. The interest rate used for NPV calculation of LaShu and LuoZhou mines were 29.06% and 27.01%, respectively.

    During the quarter ended July 31, 2010, the Company revised the forecasted cash flows used for the net present value calculations for DaPuAn and SuTsong mines. The revisions to estimated cash flows pertain to revisions in the estimated amount and timing of required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages and third-party unit costs as of July 31, 2010. We based these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates. We evaluated the forecasted cash flows as of April 30, 2013; no revision was deemed necessary.

    The following is a summary of the change in the carrying amount of the asset retirement obligation during the years ended April 30, 2013 and 2012.

Description	April 30, 2013	April 30, 2012*
Beginning balance	$2,459,352	$1,978,877
Liabilities incurred during the period	1,619,386	902,178
Liabilities settle during the period	(686,519)	(673,214)
Accretion of interest	224,424	251,511
Ending balance	$3,616,643	$2,459,352

*Reclassification

    Accretion of interest was $224,424, $251,511 and $98,165 for the years ended April 30, 2013, 2012 and 2011, respectively.

    NOTE 14. OTHER PAYABLES

    Other Payables consist of the following at April 30:

Description	April 30, 2013	April 30, 2012*
Payable to business partners	$3,986,995	$2,029,517
Resource surcharge payable of WeiShe Coal Mine	13,487,011	13,378,566
Payable to business associates	3,899,829	5,561,719
Total other payable	$21,373,835	$20,969,802

*Reclassification

    None of these payables are collateralized by any assets of the Company.

    NOTE 15. TAXES PAYABLE

    Taxes payable consist of the following at April 30:

Description	April 30, 2013	April 30, 2012
VAT Payable	$5,258,999	$5,397,254
Income Tax Payable (1)	9,176,652	4,885,298
Other Taxes Payable (2)	3,356,961	3,353,736
Total Tax Payable	$17,792,612	$13,636,288

(1) For China
(2) Other Taxes Payables mainly include resources tax payable and business tax payable in China

    NOTE 16. BANK LOANS

    On March 19, 2013, the Company entered a Business Loan Agreement with East West Bank of California, USA for a principal amount of $2,500,000, net of a bank fee of $15, at fixed rate of 1.545%. This is revolving line of credit loan to the Company for $2.5 million due on March 18, 2014. The collateral for the amount is a CD of $2,500,000 deposited with the lender. Mr. Dickson V. Lee, Chairman and CEO of the company, act as guarantor to the loan.

    On March 22, 2013, the Company entered into a Business Loan Agreement with China Development Industrial Bank in Taiwan for a principal amount of $2,500,000 as revolving line of credit loan. The interest rate is adjusted every three month with the fixed rate determined by USD Libor rate plus 1.75% as shown in Reuters data source based in London at the beginning of every period. The loan expires in two years. The collateral for the amount is a CD of $2,500,000 deposited with the lender. There is no guarantor to this loan.

    NOTE 17. CONVERTIBLE DEBT

    On December 10, 2012 (“Closing Date”), the Company issued a Senior Secured Convertible Note (the “Convertible Note”) and warrants (“Investor Warrants”) to Phoenician Limited (“Phoenician”), a Hong Kong company for $3,000,000. The number of warrants shares issued were 289,816 which equal to 15% of the number of common shares issuable under the Convertible Note. The Convertible Note carries an interest rate of 12% and matures in 24 months from the Closing Date.

    The Convertible Note can be converted into common shares of the Company at a conversion price $1.55 which is 80% of the 10 days volume weighted average price on Closing date.

    The Investor Warrants has exercise price of $1.94 which represents the 10 days volume weighted average price of the Company stock at the Closing date and expire three years from the date of issuance.

    Both the Convertible Note and Investor Warrants contain a price protection feature. If the Company, at any time or from time to time while the Convertible Note and Investor Warrants are outstanding, raises capital at a price per share that is less than the current conversion price or strike price, then the current conversion price or strike price will be adjusted downward. The Company determined the embedded conversion feature for the Convertible Note and the Investor Warrants to be a derivative liability in accordance with ASC Topic 815, Derivatives and Hedging and estimated the fair value of the derivative using Lattice Model as of December 10, 2012. Such estimates are revalued at each balance sheet date, with changes in value recorded as unrealized gains or losses in non-operating income (expense) in the Company’s consolidated statements of comprehensive income.

    On December 10, 2012, the Company recorded a derivative liability of $2,643,191 for the embedded conversion feature of the Convertible Note which was valued at $2,355,390 and the Investor Warrants which was valued at $287,801 and offset to an unamortized debt discount totaled $2,643,191. The debt discount will be amortized using effective interest method over 24 months. As of April 30, 2013, the Company amortized debt discount $186,558 as interest expense in the consolidated statements of comprehensive income.

    Pursuant to the Convertible Note, the Company agreed to establish an account with an agent designated by Phoenician and fund the account with payments from the note receivable from Bowie Resources LLC as collateral. (See Note 10) In addition, the Company agreed to file a registration statement to cover 100% of the common stock underlying the Investor Warrants to ensure Phoenician will have freely trading shares six months after shares issuance under the 144 Rule.  The Company agreed to pay the one percent in common stock of the face amount of the Investor Warrants for every thirty day period, or portion thereof not declared effective within one hindered eighty days of closing, subject to a maximum of six percent if the Company shares cannot be freely traded after six months of shares issuance under the 144 Rule.

     As of April 30, 2013, none of the Investor Warrant shares have been exercised and therefore no common shares have been issued under the 144 Rule.

    In connection with the Convertible Note, the Company recorded $180,000 loan origination fee as deferred loan cost and amortized over 24 months using the effective interest method. In addition, the Company prepaid six months interest totaled $180,000 and recorded as prepaid interest. As of April 30, 2013, the Company amortized loan cost of $33,928 as interest expense.

    During the twelve months ended April 30, 2013, the fair value of the derivative instruments liability increased by $1,951,721. This was recorded as unrealized loss on fair value of derivative instruments as non-cash expense in the accompanying consolidated statements of comprehensive income.

    Activity for derivative instruments liability during the twelve months ended April 30, 2013 was as follows:

	April 30, 2012	Activity During Fiscal Year	Increase in Fair Value of Derivative Liability	April 30, 2013
Derivative instruments	$-	$2,643,191	$1,951,721	$4,594,912

    The following is a summary of the assumptions used in the Lattice model as of the initial valuations of the derivative instruments issued during the twelve months ended April 30, 2013 and as of April 30, 2013:

	Initial Valuations	April 30, 2013
Common stock issuable upon exercise of warrants and conversion of notes	$2,221,926	$2,221,926
Market value of common stock on measurement date	2.07	2.07
Risk free interest rate	0.24-0.33%	0.24-0.33%
Warrant and convertibles lives in years	2-3	2-3
Expected volatility (3)	68-72%	68-72%
Expected dividend yields (4)	0%	0%

    NOTE 18. INCOME TAXES

    The Company’s main operations are located in China. The Company is subject to corporate income taxes primarily in two taxing jurisdictions, China (“PRC”), and the United States of America (“US”). The income of the Company is mainly generated via its 2 Mines, KMC, Wei She, LaShu, and Luozhou which are foreign entities located in China. The Company incurs tax liability for the coal operations charged at 25% of net profit. As the 2 Mines (DaPuAn Mine and SuTsong Mine), Wei She, LaShu and Luozhou mines are operating in a heavily regulated resource business in China, and HongXing is in a form of proprietorship (are not incorporated as a corporation), thus they are subject to a special tax rate equal to a 5% of total revenue proceeds, subject to provisional adjustments when the coal sale revenue changes. As no cash or funds were repatriated from China to the U.S., the Company’s income was not subject to the U.S. federal taxation, under subpart F, income from controlled foreign company, of the U.S. Internal Revenue Code. subject to the U.S. federal taxation, under subpart F, income from controlled foreign company, of the U.S. Internal Revenue Code.

    There is an immaterial amount of deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. For the years ended on April 30, 2013 and 2012, there were no material temporary book/tax differences or differences between financial accounting and tax bases of assets and liabilities.

    The Company’s income tax liability for the years ended April 30, 2013 and 2012 was $9,176,652 and $4,537,204, respectively. These taxes payable to Chinese local governments can be postponed temporarily as we are a U.S. company bringing in U.S. management skills and investing capital to increase coal production and safety standards, beneficial to the Chinese local communities. According to Chinese law, a new joint venture located in the western part of China may benefit under the “Go-West” policy to enjoy special Chinese tax rebates from the government, thus there is a high probability that the “2 Mines” (SuTsong and DaPuAn), KMC, Wei She, LaShu  and Luozhou tax liability payments may be delayed or mitigated.

    The significant components for income taxes for both US and PRC operation as of April 30, 2013 and 2012 are described below.

    a) United States of America

    As of April 30, 2013, the Company in the United States had $31,677,283 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years. The deferred tax assets at April 30, 2013 consist mainly of net operating loss carry forwards. Due to the uncertainty of the realization of the related deferred tax assets of $11,164,894, a reserve equal to the amount of deferred income taxes has been established at April 30, 2013. The Company has provided 100% valuation allowance to the deferred tax assets as of April 30, 2013, 2012 and 2011 of $11,164,894, $10,275,838 and $7,000,000, respectivel.

    Uncertain Tax Positions

    Current authoritative guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For a tax position meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At April 30, 2013, the Company did not have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

    The Company is subject to examination of income tax filings in the U. S. for the tax periods 2008 and forward. As of April 30, 2013, no tax examination has been conducted.

    b) People’s Republic of China (PRC)

    Pursuant to the PRC Income Tax Laws, the Company's subsidiaries are generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 25% for KMC. The LLC, WeiShe, LaShu and Luozhou  entities are owned in the form of partnerships, thus, the statutory rate is 5%.

    The following table sets forth the significant components of the provision for income taxes for entities in PRC as of April 30:

	April 30, 2013	April 30, 2012	April 30, 2011
Consolidated pretax income	$55,498,791	$25,626,361	$49,923,290
Expected income tax expense	18,869,589	8,712,963	16,973,919
Difference between statutory rate and foreign effective tax rate	(14,321,564)	(8,819,945)	(13,718,613)
Change in valuation allowance	1,798,118	3,303,047	4,309,149
Actual tax expense	$6,346,142	$3,196,065	$7,388,422
Consolidated effective tax rate	11%	12%	15%

    NOTE 19. STOCKHOLDERS’ EQUITY

    Fiscal Year Ended April 30, 2013

    Stock Issued for Cash

    During the year ended April 30, 2013, the Company issued 505,780 shares for gross proceeds of $875,000 at a price of $1.73 per share.

    Stock Issued for Compensation

    The Company issued shares associated with the services provided by key employees during the fiscal year of 2013. On July 15, 2012, the Company issued 32,175 shares to Ian Robinson valued at $164,093; on February 15, 2013, the Company issued 66,667 shares to Edmund Moy valued at $789,337 on February 27, 2013, the company issued 50,000 shares to Clayton Fong valued at $168,500; the Company issued 388,743 shares to other employees valued at $769,539.

    During the fiscal year ended April 30, 2013, the Company cancelled 86,667 shares and 5,000 shares of commons stock issued to executive officer and advisor with the share value of $158,600 and $11,850.

    During the fiscal year ended April 30, 2013, the Company issued 232,009 shares of common stock to the Board of Directors, valued at $426,520.

    During the fiscal year ended April 30, 2013, the Company issued 75,000 shares of common stock valued at $137,825 for advising services.

    During the fiscal year ended April 30, 2013, the Company issued 43,279 shares of common stock valued at $202,400 for consulting services.

    The Board of Directors approved to grant 80,000 stock options for each board member of Dickson Lee, Syd Peng, and Clayton Fong in respect to their services for the fiscal year ended April 30, 2013. The grant price is $2.00 per unit. The stock options vest quarterly. The value of 80,000 stock options was determined by The Black Scholes model was $85,141 at the time of grant.

    Treasury Stock

    During the year ended April 30, 2013, the Company recovered zero shares of its common stock. The Company transferred 56,498 shares of treasury stock with share value of $100,000 to a lender as loan collateral. In accordance with US generally accepted accounting principles, the Company recorded a decrease to additional paid-in-capital of $55,933, respectively, as a result of the sold and transferred treasury shares. At April 30, 2013, the Company owned a total of 286,595 of its own shares.

    Fiscal Year Ended April 30, 2012

    Stock Issued for Cash

    During the year ended April 30, 2012, the Company issued 200,000 shares of common stock for a gross proceed of $400,000 at a price of $2.00 per share. The company issued 49,411 shares of common stock for loan conversion, valued at $420,000. The Company issued 286,000 common shares upon exercise of warrants and received $379,880 from warrants holders at an average price of $0.83 and $1.40.

    Stock Issued for Compensation

    The Board of Directors approved to issue shares in respect to the services provided by Clayton Fong, our Executive Vice President of Operations, Edmund Moy, Vice President of the company and other key employees during the 2012 fiscal year. During the year ended April 30, 2012, the Company issued 50,000 shares to Clayton, 33,333 shares to Edmund Moy and 1,095,074 shares to other key employees (total 1,178,407 shares), valued at $157,000, $394,662 and $3,807,301 (a total of $4,358,963), respectively; the Company issued 200,000 shares to investors valued at $400,000 and sold $2,391,000 treasury stock to investors to raise funds to purchase a coal mine in the USA. For the year ended April 30, 2012, no stock options or warrants were issued for compensation.

    Stock Issued for Subsidiary

    During the fourth quarter ended April 30, 2012, the Company issued 3,000,000 shares of common stock valued at $9,660,000 as portion of the investment to acquire WeiShe mine.

    Treasury Stock

    During the year ended April 30, 2012, the Company recovered zero shares of its common stock. The Company sold 915,907 shares of treasury stock valued at $2,391,000 to investors. The Company transferred 200,000 shares of treasury stock valued at $1,000,000 to subsidiary. In accordance with US generally accepted accounting principles, the Company recorded an increase to additional paid-in-capital of $2,118,109 as a result of the sold and transferred treasury shares. At April 30, 2012, the Company owned a total of 343,093 of its own shares.

    Stock Issued for Cash

    For the twelve months ended April 30, 2011, the Company issued 796,394 shares of common stock for a gross proceed of $4,333,493 at $5.44 per share. The Company issued 1,888,750 common shares upon exercise of warrants and received $4,729,750 from warrants holders at an average price of $2.90 and $3.16.

    Stock Issued for Compensation

    For the twelve months ended April 30, 2011, the Company issued 192,711 common shares to Dickson Lee, 94,901 common shares to Clayton Fong and 241,531 common shares to other key employees (totaling 529,143 shares).  The Company recorded stock based compensation expense for a total of $4,192,160.

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

    NOTE 20.WARRANTS

    Warrants Issued for Compensation

    During the year ended April 30, 2013, 24,000 director warrants expired.

    The fair value was estimated on the date of the grant using the Black-Scholes option-pricing model. The following table displays the weighted average assumptions that have been applied to estimate the fair value of warrants on the date of grant for the year ended April 30, 2013:

April 30, 2013
Expected life (years)	5
Risk-free interest rate	2.49%
Expected volatility	67.84%
Expected dividend yield	0%

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

    Following is a summary of the status of warrants outstanding at April 30, 2013:

Type of Warrants	Range of Exercise Price	Total Warrants Outstanding	Weight Average Remaining Life (Years)	Weight Average Exercise Price
Directors - Class E	$3.00 - 9.34	185,916	1.74	$3.00
Non-employee	$2.25 - 9.51	12,000	1.11	$3.43
Total		197,916	1.70	$3.03

    Warrants Issued to Investors

    On December 10, 2012, the Company issued 290,323 warrants to a lender at $1.94 per share. The exercise price is $1.94 per common stock and the warrants will expire in three years.

    On January 9, 2013, the Company issued 111,271 three year warrants to an investor to purchase shares of the Company’s common stock pursuant to a stock purchase agreement.  The exercise price is $2.10 per share and the warrants are exercisable immediately.

    On February 5, 2013, the Company issued 40,000 three year warrants to investor to purchase shares of the Company’s common stock pursuant to a stock purchase agreement. The exercise price is $2.00 per share and the warrants are exercisable immediately.

    During the fiscal year ended April 30, 2013, no investor warrants have been exercised. The weighted average fair value of warrants granted during FY 2013 was $1.99 per share.

    The table below is a summary of all warrants activity as of April 30, 2013:

Warrants Roll-forward Summary
	Units	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
Outstanding at April 30, 2010	3,385,329	$2.09	2.55
Issued	82,000	$9.50	2.55
Exercised	(2,442,855)	$3.13	-
Outstanding at April 30, 2011	1,024,474	$4.37	2.68
Issued	96,218	$4.00	5.01
Exercised	(286,000)	$1.33	-
Extend	36,000	$0.83	-
Expired	(80,000)	$9.50	-
Outstanding at April 30, 2012	790,692	$4.75	2.88
Issued	441,594	$1.99	2.72
Exercised	-	-	-
Expired	(24,000)	$3.00	-
Outstanding at April 30, 2013	1,208,286	$3.77	2.02
Exercisable at April 30, 2013	1,208,286	$3.77	2.02

    NOTE 21. NON-CONTROLLING INTEREST

    As described in Note 1, to the consolidated financial statements, the Company has the majority controlling interest of L&L Coal Partners (2 coal mining operations), Tai Fung  WeiShe, LaShu and Luozhou. During the fiscal year 2010, the Company increased its ownership interest in L&L Coal Partners from 60% to 80%. The equity related to non-controlling interest as of April 30, 2013 represents 20% third party interest in L&L Coal Partners, 2% third party interest in Tai Fung, and 49% third party interest in WeiShe. The non-controlling interest in Weishe is measured at fair value at the acquisition date, with a discount rate 16% which reflected the factor of lack of marketability.

    Included below is a schedule of changes in ownerships interest for the year ended April 30, 2013:

	April 30, 2013	April 30, 2012	April 30, 2011
Beginning balance	$43,431,399	$29,530,133	12,594,293
Non-controlling interest related to acquisitions	1,598,799	7,798,580	10,391,810
Translation	418,542	1,108,017	923,351
Net income related to non-controlling interest	10,800,403	4,994,669	5,620,679
Non-controlling interest related to disposal	(14,097,938)	-	-
Ending balance	$42,151,205	$43,431,399	29,530,133

    NOTE 22. EARNINGS PER SHARE

    The Company had common shares, warrants and stock options issued and outstanding as of April 30, 2013.  Under the treasury stock method of earnings per share, the Company computed the diluted earnings per share as if all issued warrants or options were converted to common stock and cash proceeds were used to buy back common stock. The exercised prices of warrants and options are greater than fair market price. The securities are anti-dilutive and can be ignored in the diluted Earnings Per Share calculation of FY 2013.

	For the Twelve Months Ended April 30
	2013	2012	2011
EPS numerator:
Net income from continuing operatings, net of income taxes	$37,505,152	15,328,872	23,832,222
Less: Net (loss) income attributable to noncontrolling interests	8,563,990	3,306,143	5,601,449
Income from continuing operations attributable to common stockholders	28,941,162	12,022,729	18,230,773
(Loss) income from discontinued operations attributable to common stockholders, net of income taxes	9,411,084	2,223,714	18,549,036
Net income attributable to common stockholders	$38,352,246	14,246,443	36,779,809
EPS denominator:
Weighted average shares outstanding — basic	37,243,459	33,108,863	29,764,705
Effect of dilutive shares	1,932,110	435,491	657,688
Weighted average shares outstanding — diluted	39,175,569	33,544,354	30,422,393
Basic EPS attributable to common stockholders:
Income from continuing operations	0.78	0.36	0.61
(Loss) income from discontinued operations	0.25	0.07	0.63
Net income attributable to common stockholders	$1.03	0.43	1.24
Diluted EPS attributable to common stockholders:
Income from continuing operations	0.74	0.35	0.60
(Loss) income from discontinued operations	0.24	0.07	0.61
Net income attributable to common stockholders	$0.98	0.42	1.21

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

    Lease Commitments

    The Company has three operating leases: for the Seattle office, Taiwan office, Beijing office and Guizhou office during fiscal year of 2013. The leases of Beijing office and Guizhou office expire in December 2014 and February 2014, respectively. The lease of the Seattle office will expire in July 2013. The non-cancelable operating lease agreement requires that the Company pays certain operating expenses, including management fees to the leased premises. The future minimum rental payments in less than a year and in greater than a year are $190,152 and $136,873 respectively.

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

    On November 4, 2011, a complaint was filed by Larew P. Stouffer, in a shareholder derivative suit on behalf of  the Company,  which is a  nominal defendant, against certain of its officers  and/or directors (i.e., Dickson V. Lee, Norman Mineta, Ian G. Robinson, Robert W. Lee, Shirley Kiang, Dennis Bracy, Syd S. Peng) and certain former officers and/or directors (i.e., Edward L. Dowd, Andrew M. Leitch, Robert Okun, Joseph J. Borich, Jung Mei Wang and David Lin) in the First Judicial District Court of the State of Nevada for Carson City (the “Stouffer Derivative Suit”),  alleging that the defendants breached fiduciary duties to the Company and its shareholders, wasted corporate assets were unjustly enriched and committed other wrongful acts.

    On November 15, 2011, a complaint was filed by Russell L. Bush, in a shareholder derivative suit on behalf of  the Company,  which is a  nominal defendant,  against its  existing directors (i.e., Dickson V. Lee, Norman Mineta, Ian G. Robinson, Robert W. Lee, Shirley Kiang, Dennis Bracy, Syd S. Peng) in the United States District Court, Western District of Washington at Seattle (the “Bush Derivative Suit”, with the Stouffer Derivative Suit, the “Derivative Suits”) alleging that the defendants breached fiduciary duties and were unjustly enriched .

    The Company has notified our insurance carrier of the Potential Class Action and the Derivative Suits. The Company has retained outside legal counsels.

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

    On January 2, 2013, plaintiff filed a motion for leave to file an amended complaint.  Pursuant to a stipulation of the parties, the court granted such leave, and on February 4, 2013, plaintiff filed a third amended complaint on behalf of a proposed class of all persons who purchased the common stock of the Company during the period from August 13, 2009 through August 2, 2011, inclusive, and who were damaged thereby, against the Company, certain officers and/or directors (i.e., Dickson V. Lee and Ian G. Robinson) and a former officer (i.e., Jung Mei (Rosemary) Wang), alleging that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by filing materially false and misleading reports and financial statements with the SEC from August 2009 to July 2011.

    Pursuant to a stipulation of the parties and an order entered by the court, the Company’s motion to dismiss plaintiff’s third amended complaint was submitted on April 12, 2013. The plaintiff filed response on June 19, 2013 and the Company did file its response to the plaintiff’s response on July 19, 2013.  Proceedings in the Derivative Suits continue to be stayed.

    The Company believes that these suits are without merit and intends to defend them vigorously

    The Company is unable to estimate the amount or range of any potential loss in the event of an unfavorable outcome. As such, as of April 30, 2013, the Company has not accrued any liability in connection with potential losses from legal proceedings.

    NOTE 24. STOCK INCENTIVE PLAN

    On September 9, 2010, our Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”), which was approved by our shareholders at our annual meeting of the shareholders held on the same date. On February 17, 2011, the company filed S-8 Registration Statement. The Stock Incentive Plan authorizes the Board of Directors or one or more of its members to grant options to eligible individuals to purchase shares of the Company’s common stock.  Eligible individuals may be employees, members of the board of directors of the Parent or any Subsidiary, and consultants who provide valuable service to us. Options to purchase Common Stock may be incentive stock options, stock units, stock appreciation rights or non-statutory stock options as determined by the Board of Directors or its delegate. 4,200,000 shares of Common Stock were reserved for issuance.

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

    On August 31, 2012, the Company granted 80,000 stock options to each of Directors of Dickson Lee, Syd Peng and Clayton Fong (total 240,000 options) at an exercise price of $2.00. The stock options will be vested quarterly as board compensation of Fiscal year 2013, and expired five years after vested. The grant date fair value for the stock options was $1.06.

    The following table displays the weighted average assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the fiscal year ended April 30, 2013:

April 30, 2013
Dividend yield	-
Risk-free interest rate	2.49%
Expected volatility	67.84%
Expected lives	5 years

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

    Stock compensation expense is recognized based on when awards are expected to vest. FASB ASC Topic 718 requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

    The following summarizes pricing and term information for options outstanding as of April 30, 2013:

Type of Options	Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Director	$7.65	40,000	2.84	$7.60
Director	$2.00	240,000	4.34	$2.00
		280,000	4.13	$2.81

    As of April 30, 2013, 199,999 of 280,000 stock options outstanding for compensation were exercisable.

    The following table is a summary of stock option activity under the Stock Incentive Plan as of April 30, 2013 and changes for the year then ended:

	Incentive Stock Options	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Life (Years)
Granted	-	-	-
Exercised	-	-	-
Outstanding at April 30, 2011	40,000	$7.65	4.85
Granted	-	-	-
Exercised	-	-	-
Outstanding at April 30, 2012	40,000	$7.65	3.85
Granted	240,000	$2.00	4.34
Exercised	-	-	-
Outstanding at April 30, 2013	280,000	$2.81	4.13

    NOTE 25. SEGMENT INFORMATION

    The Company reports its operations primarily through the following reportable operating segments: coal mining, coal wholesaling, coking coal washing revenue. The Company’s chief operating decision maker uses operating income as the primary measure of segment profit and loss.

Total Revenues (including intersegment sales)	2013		2012*	2011*
Coal mining revenue	$75,689,662		$29,378,677	$42,827,306
Coal wholesale revenue	45,808,613		20,645,391	32,207,744
Coal washing revenue	79,725,399		69,462,899	62,289,526
	$201,223,674		$119,486,967	$137,324,576

Total Discountinued Operation Revenues
Coal mining revenue	$10,184,967		$9,623,900	$25,951,566
Coal washing revenue	-		7,871,665	53,546,248
Coal coking revenue	6,746,558		22,093,798	28,420,113
	$16,931,525		$39,589,363	$107,917,927

Total Revenue	$218,155,199		$159,076,330	$245,242,503

Intersegment revenues	2013		2012*	2011*
Coal wholesale revenue	$145,800		$-	$-
Coal washing revenue	2,095,207		6,546,484	-
	$2,241,007		$6,546,484	$-

Discontinued operations:
Coal mining revenue	$-	$		$-
Coal washing revenue	-		3,592,332	21,391,398
	$-		$3,592,332	$21,391,398

Total Intersegment Revenue	$2,241,007		$10,138,816	$21,391,398

Net Revenues	2013		2012*	2011*
Coal mining revenue	$75,689,662		$29,378,678	$42,827,306
Coal wholesale revenue	45,808,613		20,645,391	32,207,744
Coal coking revenue	-		-	-
Coal washing revenue	79,725,399		69,462,899	62,289,526
Less intersegment revenues	(2,241,007)		(6,546,485)	-
	$198,982,667		$112,940,483	$137,324,576

Discontinued operations:
Coal mining revenue	$10,184,967		$9,263,900	$25,951,566
Coal washing revenue	-		7,871,665	53,546,248
Coal coking revenue	6,746,558		22,093,798	28,420,113
Less intersegment revenues	-		(3,592,332)	(21,391,398)
	$16,931,525		$35,637,031	$86,526,529

Total net revenue	$215,914,192		$148,577,514	$223,851,105

Net income attributable to L&L	2013		2012*	2011*
Coal mining	$30,273,509		$11,878,942	$21,863,350
Coal wholesale	1,435,023		1,568,813	2,160,436
Coal washing	7,214,272		8,308,185	6,644,957
Parent Company	(9,981,542)		(9,733,211)	(12,437,970)
	$28,941,262		$12,022,729	$18,230,773

Discontinued operations:
Coal mining revenue	$8,751,596		$(465,003)	$11,314,182
Coal washing revenue	-		144,130	4,372,219
Coal coking revenue	659,488		2,544,587	2,862,635
	$9,411,084		$2,223,714	$18,549,036

Net income attributable to L&L	$38,352,346		$14,246,443	$36,779,809

Depreciation expense	2013		2012*	2011*
Coal mining	$5,345,317		$2,217,645	$3,310,719
Coal wholesale	(22,861)		60,004	56,463
Coal coking	-		-	-
Coal washing	591,012		582,163	413,708
Parent Company	149,417		280,950	396,579
	$6,062,885		$3,140,762	$4,177,469

Discontinued operations:
Coal mining depreciation	$480,760		$2,491,159	$1,246,327
Coal washing depreciation	-		-	-
Coal coking depreciation	235,143		405,677	366,938
	$715,903		$2,896,836	$1,613,265

Total depreciation expense	$6,778,788		$6,037,598	$5,790,734

*Restated for discontinued operations

	2013	2012	2011
Coal mining	$228,397,266	$172,732,033	152,223,697
Coal wholesale	21,032,874	19,375,449	16,413,902
Coal coking	-	11,615,194	9,333,559
Coal washing	39,056,343	33,011,004	34,601,086
Parent Company (intercompany)	34,110,460	39,823,858	14,780,080
Total assets	$322,596,943	$276,557,538	227,352,324

    NOTE 26. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

    The following table contains selected statements of operations information, which is unaudited and should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Operating results for each quarter of fiscal year 2013 and 2012 are summarized as follows:

	July 30, 2012	October 31, 2012	January 31, 2013	April 30, 2013
Net Revenue	$39,448,098	$36,062,871	$59,847,899	$63,623,799
Gross Profit	$9,900,084	$7,863,492	$20,417,336	$23,381,845
Income from operation	$7,276,024	$4,115,106	$15,388,041	$17,544,195
Other income (expense)	$392,047	$679,255	$188,754	$(2,532,387)
Net income from continuing operations	$4,630,106	$2,448,282	$10,897,427	$10,965,347
Net income from discontinuing operations	$1,556,365	$3,193,262	$4,661,457	$-
Net income	$6,186,471	$5,641,544	$15,558,884	$10,965,347
Earning per shares from continuing operations-basic	$(0.13)	$(0.07)	$(0.29)	$(0.29)
Earning per shares from continuing operations-diluted	$(0.13)	$(0.07)	$(0.29)	$(0.29)

	July 30, 2011	October 31, 2011	January 31, 2012	April 30, 2012
Net Revenue	$29,499,760	$29,452,302	$19,384,566	$34,603,855
Gross Profit	$7,497,000	$8,421,445	$5,146,256	$9,735,496
Income from operation	$4,402,241	$3,506,919	$2,629,968	$4,918,920
Other income (expense)	$(438,916)	$(302,311)	$(123,888)	$3,131,602
Net income from continuing operations	$2,729,618	$1,718,936	$1,659,713	$5,914,462
Net income from discontinuing operations	$(343,730)	$2,071,004	$2,199,758	$(1,703,318)
Net income	$2,385,888	$3,789,940	$3,859,471	$4,211,144
Earning per shares from continuing operations-basic	$(0.09)	$(0.05)	$(0.05)	$(0.16)
Earning per shares from continuing operations-diluted	$(0.09)	$(0.05)	$(0.05)	$(0.16)

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

    Note 28. SUBSEQUENT EVENTS

                N/A.

    PARENT COMPANY FINANCIAL INFORMATION OF L & L ENERGY, INC.

    Condensed Balance Sheets (000s)

	As of April 30,
	2013	2012
Current assets
Cash and bank	$7,116	$980
Restricted cash	3,000	269
Prepaid expenses and other current assets	159	269
Other receivable	20,837	7,854
Due from related party	620	-
Total current assets	31,732	8,123

Properties plant and equipment, net	171	353
Deferred finance fee	146	-
Investments in subsidaries	153,099	167,279
Total long-term assets	153,416	167,632

Total assets	$185,148	$176,736

Current liabilities
Accounts payable and accrued expenses	$205	$327
Bank loan	5,000	-
Convertible note payable	3,000	-
Discount on convertible note payable	(2,457)	-
Derivative liability	4,595	-
Other payables	30,687	35,868
Total current liabilities	41,030	36,195

Stockholders' equity
Shares capital	38	37
Paid in capital	69,589	65,753
Treasury stock, at cost	(68)	(124)
Foreign currency translation	1,083	1,083
Retained earnings	73,476	73,792
Total stockholders equity	144,118	140,541
Total liabilities and stockholders equity	$185,148	$176,736

    Condensed Statements of Operations (000s)

	Years ended April 30,
	2013	2012	2011
Consulting expenses	$(4,615)	$(6,408)	$(8,649)
Administrative expenses	(3,197)	(3,293)	(3,127)
Finance charges	(1,586)	932	(7)
Other income	1,606	673	233
Investment income	3,994	-	-
Loss on derivative	(1,952)	-	-
Gain/(Loss) on disposal	3,208	-	-
Equity in income of subsidiaries	31,483	25,118	48,329
Net income Continued Operation	$28,941	$17,022	$36,779

    Condensed Statements of Cash Flows (000s)
	Years ended April 30,
	2013	2012	2011
Net cash provided by operating activities	$23,367	$34,247	$41,926
Net cash used in investing activities	(30,779)	(43,361)	(55,048)
Net cash provided by financing activities	13,548	8,277	11,149
Cash and cash equivalents, beginning of year	980	1,317	3,290
Cash and cash equivalents, end of year	$7,116	$980	$1,317

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

    As of April 30, 2013 and 2012, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.

L&L ENERGY, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended April 30, 2013, 2012 and 2011

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Year
Reserve Deducted in the Balance Sheet from the Asset to Which it Applies:
Allowance for Deferred Tax Assets
Year ended April 30, 2013	$10,275,838	$ -	$889,056	(1)	$ -	$11,164,894
Year ended April 30, 2012	$7,000,000	$ -	$3,275,838	(1)	$ -	$10,275,838
Year ended April 30, 2011	$2,923,000	$ -	$4,077,000	(1)	$ -	$7,000,000

    (1) Valuation adjustment relating to realization of deferred tax assets

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

    Item 9A. Controls and Procedures

    (a) Evaluation of Disclosure Controls and Procedures

    Disclosure controls and procedures are the controls and other procedures of an issuer that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

    We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this annual report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level, as of the fiscal year-end covered by this Annual Report on Form 10-K.

      (b) Management’s Report of Internal Control Over Financial Reporting

                   Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f).  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of the Company’s assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

    Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on this evaluation, management concluded that the Company’s internal controls over financial reporting were effective at the reasonable assurance level as of the fiscal year-end covered by this Annual Report on Form 10-K.

               Kabani & Company, Inc., the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as included elsewhere herein.

    (c) Changes in Internal Controls over Financial Reporting

               We have engaged third party consultants and have increased and formalized internal review procedures in an effort to ensure that our consolidated financial statements accurately reflect our financial condition and results of operations.

    Item 9B. Other Information

      None.

    PART III

    Item 10. Directors and Executive Officers and Corporate Governance.

    The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2013 Proxy Statement to be filed with the SEC within 120 days after April 30, 2013 in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference

    Item 11. Executive and Director Compensation.

    The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2012” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2013 Proxy Statement to be filed with the SEC within 120 days after April 30, 2013 in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference

    Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

    The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2013 Proxy Statement to be filed with the SEC within 120 days after April 30, 2013 in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference

    Item 13. Certain Relationships and Related Transactions, and Director Independence.

            The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2013 Proxy Statement to be filed with the SEC within 120 days after April 30, 2013 in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

    Item 14. Principal Accountant Fees and Services.

    The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” in the Company’s 2013 Proxy Statement to be filed with the SEC within 120 days after April 30, 2013 in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

    PART IV

    Item 15. Exhibits and Financial Statement Schedules.

    (a) The following documents are filed as part of this report:

    (1)     Financial Statements and Report of Independent auditor’s report on Financial Statements

    (2)     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit		Previously				Filed
Number	Description	Filed Form	File No.	Filing Date	Exhibit	Herewith

2.1	Agreement and Plan of Reorganization by and among Royal Coronado Co., Ltd., a Nevada corporation, and L & L Investments Holdings Inc., a British Virgin Islands corporation effective as of August 18, 2001	8-K	000-32505	September 4, 2001	2.1
3.1	Articles of Incorporation	10-SB	000-32505	April 2, 2001	1
3.2	Bylaws	10-SB	000-32505	April 2, 2001	2
3.3	Certificate of Designation, filed on April 5, 2005 with the Secretary of State of the State of Nevada	8-K	000-32505	April 11, 2005
3.4	Certificate of Amendment to Articles of Incorporation, filed on March 13, 2008 with the Secretary of State of the State of Nevada	10-Q	000-32505	September 15, 2008	3.1
3.5	Amendment No. 1 to Bylaws	S-1	333-164229	September 29, 2010	3.5
4.1	Form of Warrant, dated October 8, 2009	8-K	000-32505	October 15, 2009	10.2
4.2	Form of Registration Rights Agreement, dated October 8, 2009	8-K	000-32505	October 15, 2009	10.3
4.3	Form of Warrant, dated November 6, 2009	8-K	000-32505	November 13, 2009	10.2
4.4	Form of Registration Rights Agreement, dated November 6, 2009	8-K	000-32505	November 13, 2009	10.3
10.1	L & L Financial Holdings, Inc. Mr. Yang Wu and Liuzhou Liuerkong Machinery Co., Ltd. (LEK) Acquisition and Investment Agreement dated December 4, 2004	8-K	000-32505	December 8, 2004	A
10.2	Joint Venture contract with two coal mines dated May 28, 2008 (English Translation)	8-K	000-32505	June 18, 2008
10.3	L&L Financial Holdings, Inc. and Kunming Biaoyu Industrial Boiler Co., Ltd. Acquisition and Investment Agreement dated October 30, 2006	8-K/A	000-32505	February 23, 2009	B
10.4	Contract Regarding Capital Increase and Cooperation between L&L International Holdings, Inc. and Luxi County Hon Shen Coal Co. dated July 16, 2009 (English translation)	8-K	000-32505	July 30, 2009
10.5	Form of Securities Purchase Agreement, dated October 8, 2009	8-K	000-32505	October 15, 2009	10.1
10.6	Form of Make Good Escrow Agreement, dated October 8, 2009	8-K	000-32505	October 15, 2009	10.4
10.7	Form of Escrow Agreement, dated October 8, 2009	8-K	000-32505	October 15, 2009	10.5
10.8	Acquisition and Capital Increase Agreement between L&L International Holdings, Inc. and Luxi County Hon Shen Coal Co. Ltd. dated October 23, 2009 (English Translation)	8-K	000-32505	November 5, 2009	10.1
10.9	Form of Securities Purchase Agreement, dated November 6, 2009	8-K	000-32505	November 13, 2009	10.1
10.10	Form of Make Good Escrow Agreement, dated November 6, 2009	8-K	000-32505	November 13, 2009	10.4
10.11	Form of Escrow Agreement, dated November 6, 2009	8-K	000-32505	November 13, 2009	10.5
10.12	Acquisition and Capital Increase Agreement by and between L&L International Holdings, Inc. and Mr. Wang (Sole Owner of Hon Shen Coal Co. Ltd.) dated December 9, 2009 (English Translation)	8-K	000-32505	December 14, 2009	10.1
10.13	Connecticut Amended Order	10-Q	000-32505	December 16, 2009	10.1
10.14	Cooperative Operation Agreement between L&L International Holding, Inc. and Fuchang Wang Regarding Establishment of Luxi County Hon Shen Coal Co. Ltd. (a Cooperation Company) (English Translation)	S-1	333-164229	January 6, 2010	10.18
10.15	Agreement, including Agency Agreement for L&L’s Ownership of the 2 Mines, executed April 28, 2008 (English Translation)	S-1	333-164229	January 6, 2010	10.19
10.16	Share Depositary Agreement (DaPuAn Coal Mine), dated July 30, 2009 (English Translation)	S-1	333-164229	January 6, 2010	10.20
10.17	Share Depositary Agreement (ShuChong Coal Mine), dated July 30, 2009 (English Translation)	S-1	333-164229	January 6, 2010	10.21
10.18	Entrust Agreement between the Company and Jun Han , dated April 28, 2008	S-1	333-164229	January 6, 2010	10.22
10.19	Supplement Agreement between Jun Han, Yong Yang and Luoping County A’ang Town SuTsong Coal Mine, dated August 1, 2009	S-1	333-164229	January 6, 2010	10.23
10.20	Supplement Agreement between Jun Han, Biansheng Xu and Shizong County DaPuAn Coal Mine, dated August 1, 2009	S-1	333-164229	January 6, 2010	10.24
10.21	Subcontracting Agreement between L&L Yunnan Tianneng Industry Co. Ltd. and Luoping County ZoneLin Coal Coking Factory (“ZoneLin”), dated February 3, 2010, effective as of November 1, 2009 (English Translation)	8-K	000-32505	February 8, 2010	10.1
10.22	Revised Acquisition Agreement of ZoneLin with L&L Yunnan Tianneng Industry Co. Ltd. dated February 6, 2010 (English Translation)	10-Q	000-32505	March 17, 2010	99.2
10.23	Acquisition Agreement of SeZone County Hong Xing Coal Washing Facility, dated January 1, 2010 (English Translation)	8-K	000-32505	January 8, 2010	10.1
10.24	Subcontracting Agreement between Yunnan Province Fuyuan County Baoxing Economic and Trade Co. Ltd. (“Baoxing”) and Pan County Ping Yi Coal Mine (“Ping Yi”), dated January 18, 2010, effective as of November 1, 2009 (English Translation)	8-K	000-32505	January 19, 2010	10.1
10.25	Acquisition Agreement of Ping Yi with Baoxing, dated January 21, 2010, effective as of November 1, 2009 (English Translation)	10-Q	000-32505	March 17, 2010	99.1
10.26	Acquisition and Capital Increase Agreement between L&L International Holdings, Inc. and Luxi County Hon Shen Coal Co. Ltd.. dated December 9, 2009 (English Translation)	8-K	000-32505	December 14, 2009	10.1
10.27	Equity Sale and Purchase Agreement between L&L Energy, Inc. and Guangxi Liuzhou Lifu Machinery Co. Limited dated April 18, 2010 (English Translation)	8-K	000-32505	April 23, 2010	10.1
10.28	Equity Transfer Agreement between L&L Energy, Inc. and Hobin, dated March 25, 2011	8-K	000-32505	March 29, 2011	10.1
10.29+	2010 Stock Incentive Plan	S-8	333-172316	February 17, 2011	4.1
10.30+	Employment Agreement of Dickson V. Lee, dated May 1, 2009	S-1	333-164229	September 29, 2010	10.33
10.31+	Employment Agreement of Connie Wong, dated May 12, 2010	S-1	333-164229	September 29, 2010	10.34
10.32+	Employment Agreement of Clayton Fong, dated September 29, 2009	S-1	333-164229	September 29, 2010	10.35
10.33+	Employment Agreement of Jung Mei (Rosemary) Wang, dated November 17, 2009	S-1	333-164229	September 29, 2010	10.36
10.34+	Employment Agreement of Paul Cheng, dated September 8, 2010	S-1	333-164229	September 29, 2010	10.37
10.35+	Employment Agreement of Paul Lee dated March 9, 2010	S-1	333-164229	September 29, 2010	10.38
10.36+	Form of Board Member Contract	S-1	333-164229	September 29, 2010	10.39
10.37+	Board Member Contract of Mr. Norman Mineta dated August 4, 2010	S-1	333-164229	September 29, 2010	10.39
10.38	Employment Agreement with Mr. Edmund C. Moy dated December 13, 2010	10K/A				X
10.39	Employment Agreement with Ian G. Robinson dated August 11, 2011	10K/A				X
10.40	Joint Sales Agreement/MOU with Tianjin Fuhao Industrial Co. Ltd.	10K/A				X
10.41	Joint Sales Agreement/MOU with China Chengtong Metal Corporation	10K/A				X
10.42	Exclusive Right Agreement with Bowie	10K/A				X
21.1	List of Subsidiaries					X
23.1	Consent of Kabani & Co., Inc.					X
23.2	Consent of Qujing Municipal Land and Mining Right Appraisal Firm regarding the DaPuAn Coal Mine	S-1	333-164229	January 6, 2010	23.3
23.3	Consent of Qujing XiaGuang Geological Engineering Co. Ltd. regarding the SuTsong Coal Mine	S-1	333-164229	January 6, 2010	23.3
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

    + Indicates management contract or compensatory plan.

    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L & L ENERGY, INC.

Date: July 29, 2013	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee
	Title:	Chief Executive Officer

    In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dickson V. Lee	Chairman of Board and Chief Executive Officer	July 29, 2013
Dickson V. Lee

/s/ Ian G. Robinson	Chief Financial Officer	July 29, 2013
Ian G. Robinson

/s/Dr. Syd S. Peng	Director	July 29, 2013
Dr. Syd S. Peng

/s/Mohan Datwani	Director	July 29, 2013
Mohan Datwani

/s/Jingcai Yang	Director	July 29, 2013
Jingcai Yang

/s/Clayton Fong	Director and Executive Vice President	July 29, 2013
Clayton Fong

    EXHIBIT 21.1

L&L ENERGY, INC.
SUBSIDIARIES OF THE COMPANY

Legal Entity Name	Jurisdiction of Incorporation
Kunming Biaoyu Industrial Boiler Co., Ltd	People’s Republic of China

Yunnan L&L Tai Fung Ltd.	People’s Republic of China
Hezhang County WeiShe Coal Mine	People’s Republic of China
Hezhang County LiuQuHe Twon LaShu Coal Mine	People’s Republic of China
Hezhang County LuoZhou Coal Mine	People’s Republic of China

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

L&L ENERGY, INC.

Date: July 29, 2013	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.

Date: July 29, 2013	By:	/s/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO

    EXHIBIT 32.1

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the annual report on Form 10-K of L&L Energy, Inc. (the “Registrant”) for the fiscal year ended April 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

    1)       The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

    2)       The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: July 29, 2013	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

    EXHIBIT 32.2

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the annual report on Form 10-K of L&L Energy, Inc. (the “Registrant”) for the fiscal year  ended April 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ian G. Robinson, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

    1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

    2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: July 29, 2013	By:	/s/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO