Form 10-K/A
period 2013-04-30
L & L ENERGY, INC.
filed 2013-08-09
CIK 1137083

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

Large accelerated filer [   ]     Accelerated filer [X]    Non-accelerated filer [   ]     Smaller reporting company [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ] No [X]

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last day of the registrants most recently completed second fiscal quarter was: $66,540,673.  As of July 29, 2013 there were 38,549,283 shares of common stock outstanding.

EXPLANATORY NOTE

The 10K for the fiscal year ending April 30, 2013 was filed on July 29, 2013 and is readily available on EDGAR. The XBRL tables corresponding the 10K were not activated. We are filing this Amendment to include the XBRL tables and to resolve minor typo errors. This Amendment should be read in conjunction with the original filling filed to SEC.

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

The following tables summarize the year-to-year operating data for our coal mining segment:

Continued Operations, excluding intersegment transactions (Excludes Da Ping Coal Mine for 2013 and 2012 and Ping Yi Mine for 2012):

	Years Ended April 30,		Increase (Decrease)
	2013	2012	$	%
Coal mining revenue	$75,689,661	$29,378,677	$46,610,984	158%
Tons sold	669,500	237,201	432,299	182%
Average price per ton sold	$113	$124	$(11)	(9%)
Coal mining cost of goods sold	$27,457,780	$10,712,992	$16,744,788	156%
Average coal mining cost of goods sold per ton	$41	$45	$(4)	(9%)
Coal mining selling, general and administrative expense	$5,909,414	$2,897,296	$3,012,118	104%
Average coal mining selling, general and administrative expense per ton	$9	$12	$(3)	(28%)
Coal mining operating income (expense)	$42,322,467	$15,768,389	$26,554,078	168%
Average coal mining operating income per ton	$63	$66	$(3)	(5%)

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L&L Energy, Inc. and its subsidiaries as of April 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L&L Energy, Inc. and its subsidiaries as of April 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

L & L ENERGY, INC.

Date: August 9, 2013	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.

Date: August 9, 2013	By:	/s/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.

Date: August 9, 2013	By:	/s/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-K/A of L&L Energy, Inc. (the “Registrant”) for the year ended April 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: August 9, 2013	By:	/s/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-K/A of L&L Energy, Inc. (the “Registrant”) for the year ended April 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ian G. Robinson, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: August 9, 2013	By:	/s/ Ian G. Robinson
	Name:	Ian G. Robinson,
	Title:	CFO