Form 10-Q
period 2013-07-31
L & L ENERGY, INC.
filed 2013-09-09
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED ON JULY 31, 2013.

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 9, 2013 there were 42,064,769 shares of common stock outstanding, with par value of $0.001.

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

L & L ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2013 AND APRIL 30, 2013
(Unaudited)
	July 31, 2013	April 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,041,400	$9,565,084
Accounts receivables	34,793,782	35,431,260
Prepaid and other current assets	22,255,894	23,139,756
Other receivables, net	6,449,967	12,895,304
Due from related parties	5,320,624	3,434,502
Related party notes receivable - current	4,185,598	4,237,715
Inventories	8,153,457	7,154,544
Total current assets	90,200,722	95,858,165

Property, plant, equipment, and mine development, net	188,240,373	173,409,488
Construction-in-progress	44,825,438	34,679,059
Intangible assets, net	836,096	214,883
Goodwill	2,772,307	2,753,439
Other assets	3,000,000	3,094,830
Deferred finance fee	123,731	146,072
Long term receivable, net	12,441,007	12,441,007
Total non-current assets	252,238,952	226,738,778

TOTAL ASSETS	$342,439,674	$322,596,943

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,479,068	$3,794,840
Accrued expenses and other current liabilities	1,182,254	1,011,100
Other payables	21,455,016	21,373,835
Related party payables - current	8,141,475	6,808,798
Due to officers	2,214,432	1,304,431
Tax payable	19,703,878	17,792,612
Customer deposits	766,208	745,200
Bank loans	4,999,985	4,999,985
Total current liabilities	61,942,316	57,830,801

LONG-TERM LIABILITIES
Convertible note payable, net	710,415	543,367
Derivative liabilities	4,145,788	4,594,912
Asset retirement obligations	3,712,351	3,616,643
Total long-term liabilities	8,568,554	8,754,922

Total Liabilities	70,510,870	66,585,723

Commitments and contingencies

EQUITY:
L&L ENERGY STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and outstanding	-	-
Common stock ($0.001 par value, 120,000,000 shares authorized: 38,549,283 and 38,385,050 shares issued and outstanding at July 31, 2013 and April 30, 2013 respectively)	38,549	38,385
Additional paid-in capital	70,211,536	69,588,550
Accumulated other comprehensive income	11,390,294	9,814,087
Retained Earnings	145,222,793	134,487,028
Treasury stock (286,595 shares and 286,595 shares at July 31, 2013 and April 30, 2013 respectively, including shared held by subsidiary)	(68,035)	(68,035)
Total L & L Energy stockholders' equity	226,795,137	213,860,015
Non-controlling interest	45,133,667	42,151,205
Total equity	271,928,804	256,011,220
TOTAL LIABILITIES AND EQUITY	$342,439,674	$322,596,943

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JULY 31,
(Unaudited)

	2013	2012
NET REVENUES	$51,181,370	$39,448,098
COST OF REVENUES	32,126,563	29,548,014
GROSS PROFIT	19,054,807	9,900,084

OPERATING COSTS AND EXPENSES:
Salaries & wages-selling, general and administrative	1,163,294	1,037,713
Selling, general and administrative expenses, excluding salaries and wages	3,224,985	2,597,956
Total operating expenses	4,388,279	3,635,669

INCOME FROM OPERATIONS	14,666,528	6,264,415
OTHER INCOME (EXPENSE):
Interest income	5,132	107,266
Other income(expense), net	(1,336)	328,228
Derivative gain	449,124	-
Total other income	452,920	435,494

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	15,119,448	6,699,909
PROVISION FOR INCOME TAXES	1,692,451	692,440
INCOME FROM CONTINUING OPERATIONS	13,426,997	6,007,469

Income attributable to non-controlling interests	2,691,232	1,377,363
Income attributable to L & L	10,735,765	4,630,106

DISCONTINUED OPERATIONS, NET OF TAX
Net income from discontinued operations attributable to non-controlling interests	-	968,162
Net income from discontinued operations attributable to L & L	-	1,556,365
TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	2,524,527

NET INCOME	$13,426,997	$8,531,996

Net income attributable to non-controlling interests	$2,691,232	$2,345,525
Net income attributable to L & L	10,735,765	6,186,471

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	1,867,437	(1,346,509)
COMPREHENSIVE INCOME	$15,294,434	$7,185,487

Comprehensive income attributable to non-controlling interests	$2,982,462	$2,094,286
Comprehensive income attributable to L & L	12,311,972	5,091,201

INCOME PER COMMON SHARE – basic from continuing operations	$0.28	$0.13
(LOSS) INCOME PER COMMON SHARE – basic from discontinued operations	$-	$0.04
INCOME PER COMMON SHARE – basic	$0.28	$0.17

INCOME PER COMMON SHARE – diluted from continuing operations	$0.27	$0.13
(LOSS) INCOME PER COMMON SHARE – diluted from discontinued operations	$-	$0.04
INCOME PER COMMON SHARE – diluted	$0.27	$0.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	37,846,470	36,839,324

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - diluted	40,138,137	36,839,324

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31,
(UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,426,997	$8,531,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,912,951	1,582,219
Stock compensation	623,150	566,111
Accretion of asset retirement obligation	95,708	27,714
Changes in assets and liabilities, net of businesses acquisitions:
Accounts receivable	637,478	(2,240,633)
Prepaid and other current assets	250,845	(5,116,801)
Inventories	(998,913)	(1,525,259)
Other receivable	4,611,332	1,277,909
Accounts payable and other payable	1,296,412	2,989,804
Customer deposit	21,008	(936,538)
Accrued and other liabilities	(110,922)	(225)
Taxes payable	1,911,266	668,942
Net cash provided by operating activities	23,677,312	5,825,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(668,967)	(98,629)
Construction-in-progress	(24,994,276)	(5,661,986)
Proceeds from repayment of long term receivable	-	1,563,621
Net cash used in investing activities	(25,663,243)	(4,196,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to officers	910,001	6,666
Net cash provided by (used in) financing activities	910,001	6,666

Effect of exchange rate changes on cash and cash equivalents	552,246	1,015,359

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(523,684)	2,650,270
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,565,084	4,040,020
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,041,400	$6,690,290

SUPPLEMENTAL INFORMATION
INTEREST PAID	$405,677	$80,862
INCOME TAX PAID	$65,924	$580,334

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payable to DaPing shareholders	$-	$15,388,508

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

As of July31, 2013, the Company has the following subsidiaries or operations in China:

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in management’s opinion, are necessary for fair presentation of the information contained herein. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended April 30, 2013 as filed with the Securities and Exchange Commission (“SEC”) on July 30, 2013.

Principles of Consolidation

The fully consolidated financial statements include the accounts of (i) the Company, (ii) its 100% ownership of KMC, DaXing and Guizhou LiWei subsidiaries including coal wholesale, (iii) 80% of operations of LLC (“2 Mines”), (iv) 51% of WeiShe Mine, (v) 98% of TaiFung, and (ⅵ) 95% of LaShu and 95% of LuoZhou Mines. The Company fully consolidates 100% of the assets and liabilities of its subsidiaries and shows the non-controlling interests owned by their respective minority owners as Non-Controlling Interests.  The results of operations of our subsidiaries less amounts attributable to non-controlling interest owners are net income attributable to the Company.  All inter-company accounts and transactions are eliminated.

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

Reclassification

Certain reclassifications have been made to current period consolidated financial statements and footnote to conform to the current period consolidated financial statement and footnote presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

New Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) and the London Interbank Offered Rate (LIBOR) swap rate are considered as  Benchmark Interest Rate for Hedge Accounting Purposes.  Section 815-20-25-6, hedges involving the benchmark interest rate are addressed in paragraph 815-20-25-12(f) for fair value hedges) and paragraph 815-20-25-15(j) for cash flow hedges.  This amendment is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The Company adopted this guidance effective July 17, 2013 and we do not expect the implementation will have a material impact on our consolidated financial statements.

NOTE 3. BUSINESS COMBINATIONS

Acquisitions

For the period ended July 31, 2013 and April 30, 2013, the Company acquired two businesses in the mining industry.  The Company has been actively acquiring smaller coal companies who lack the capital and/or management expertise to maximize growth and safety. The Company will continue to seek opportunities to purchase other mining operations as well as coal washing and coal coking operations. The Company expects to realize operating synergies from each of the transactions, or the acquired operation has created, or will create, opportunities for the acquired entity to sell its services to our customers. Both of these factors resulted in a purchase price that contributed to the recognition of goodwill. The acquisitions are summarized as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in million)	Form of Consideration
LaShu Coal Mine	November 18, 2012	$15	Cash/Property
LuoZhou Coal Mine	November 18, 2012	$22	Cash/Property

Each of the acquired businesses has been included in our results of operations since the date of closing. Accordingly, the operating results for the periods presented are not entirely comparable due to these acquisitions and related costs. In each acquisition, the excess of the purchase price over the fair value of the net identifiable assets acquired has been allocated to goodwill.

Purchase Price Allocations

The following tables summarize the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition for the above referenced transactions (in millions).

Category	LaShu	LuoZhou
Current assets	$3.0	2.0
Property and equipment	6.2	8.4
Mining right	6.9	11.5
Goodwill	0.4	1.4
Total assets acquired	16.5	23.3
Less liabilities assumed	(1.8)	(1.0)
Net assets acquired	$14.7	22.3
Non-controlling interest	$0.6	1.0

A brief description of each acquisition is as follows:

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

Under the Agreement, the purchase price for 95% of the ownership interest in both LuoZhou and LaShu Coal Mine was approximately RMB $233.3 million (equivalent to US$37.1 million). The purchase price for 95% of the ownership interest in LuoZhou was about RMB $140.5 million (equivalent to US$22.3 million)and the purchase price for 95% of the ownership interest in LaShu Coal Mine was about RMB $92.9 million (equivalent to US$14.8 million), both of these two mines (LuoZhou and LaShu) will be paid together by a cash outlay of approximately US $1.7 million and the transfer of the Company's interests in Zonelin Coking Plant (98%) and the DaPing Coal Mine (60%)which were valued at about $12.4 and $23.0 million respectively.  LuoZhou Coal Mine has $27 million tons of reserves. LaShu Coal Mine has $7.2 million tons of reserve.

Divestiture

Sale of HSC

In late 2009 to early 2010, the Company determined that it was in the best interest of the Company to expand on other prospective acquisitions that would provide a better return to its stockholders.  Therefore, on April 18, 2010, the Company entered into an Equity Sale and Purchase Agreement (the “Equity Sale Agreement”) with Guangxi Liuzhou Lifu Machinery Co, Ltd, whereby the Company sold its 93% equity ownership interest in HSC for RMB $41,000,000 (equivalent to approximately US$6,000,000).  Guangxi Liuzhou Lifu Machinery Co, Ltd assumed the obligation of the Company to pay to HSC RMB $23,800,000 (equivalent to approximately US$3,485,300) that remained payable to HSC pursuant to the December Agreement.  Guangxi Liuzhou Lifu Machinery Co, Ltd also agreed to pay the remaining balance of RMB $17,200,000(equivalent to approximately US$2,514,700) to the Company in three installments, (1) RMB $3,440,000 (approximately US$502,940) within six months of the sale, (2) RMB $5,160,000 (approximately US$754,410) between six months and twelve months after the sale, and (3) RMB $8,600,000 (approximately US$1,257,350) between twelve and twenty-four months after the sale.  Pursuant to the Equity Sale Agreement, if Guangxi Liuzhou Lifu Machinery Co, Ltd does not make such scheduled payments, a penalty of 1% of the applicable payment will be assessed for any deadline that is missed.  Additionally, interest of 3.5% per annum of the applicable payment will be assessed as of the day after the applicable payment date.  The portions of the purchase price that are due within twelve months after the sale (i.e., the first two installments) are included as “Other receivables” on the Company’s consolidated balance sheets and the portion of the purchase price due within 24 months of the sale (i.e., the third installment) is included as a “Long term receivable” on the Company’s consolidated balance sheets. The Company recorded US$834,181 as income from discontinued operations and recognized a gain of US$1,017,928 on the sale on April 18, 2010.  As of July 31, 2013, outstanding receivable from the sale of HSC was US$548,555, which is expected to be received before April 30, 2014.

Sale of Ping Yi Mine

With consideration of several factors including continuing development strategies, the Company made the determination to dispose of the Ping Yi Mine.  On April 30, 2012, the Company entered into an Equity Sale and Purchase Agreement with Mr. Zhang, the previous owner of Ping Yi Mine, whereby the company sold its 100% equity ownership interest in Ping Yi Mine for RMB $196,000,000, approximately US $31,000,000.  The payment was agreed to take the form of receipt with payment in two parts, (1) through receipt of coal extracted from Ping Yi Mine subsequent to the disposal, including priority receipt of future coal from Ping Yi mine at a 5% discounted price compared to the market price until 70% of the payment is received; (2) through receipt of the use of Ping Yi Mine’s washing facilities subsequent to disposal, including  usage fees charged at a 3%~5% discounted price compared to the market price until 30% of the payment is received. The terms of the agreement state that full payment must be received within five years, and that 70% of total receipts must occur by the end of year three.  As of July 31, 2013, the Company received total payment of $2,077,063  as coal washing facilities service.

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

Total Discontinued Operations

The operating results of the discontinued operations in total are summarized below:

	July 31, 2013	July 31, 2012
Net sales	$-	$-
Income before income taxes	-	-
Income tax provision	-	-
TOTAL INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	$-	$2,524,527

Net income from discontinued operations attributable to non-controlling interests	$-	$968,162
Net income from discontinued operations attributable to L & L	$-	$1,556,365

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

Prepaid expenses and other current assets consisted of the following:

Description	July 31, 2013	April 30, 2013
Advances to suppliers	$21,179,340	$22,128,001
Advances to employees	489,000	515,867
Other	587,554	495,888
Total	$22,255,894	$23,139,756

NOTE 5. OTHER RECEIVABLES

Other receivables consisted of the following:

Description	July 31, 2013	April 30, 2013
Short term loans to business associates	$-	$3,646,838
PYC receivable-current (note 3)	5,176,530	7,094,403
HSC receivable - current (note 3)	548,555	750,703
Other	724,882	1,403,360
Total	$6,449,967	$12,895,304

The Company made short term loans to business partners in order to develop a long term business relationship.  Such loans are considered consistent with accepted business practices in China.  These business partners are suppliers to our Company and we believe that these loans result in securing adequate supplies for the expansion of production capacity in our mines. As more fully discussed in Note 3, the Company sold its 100% equity ownership interest in Ping Yi Mine for RMB $196,000,000, approximately US $31,200,000on April 30, 2012. The estimated receipt of payment is expected to generally occur of a five-year term, in accordance with the contract. As such, a valuation allowance was recorded to reflect the net present value of the payments during that term at a rate of 5%, which is with reference to the discount explicit in the agreement. The initial recording of this discount resulted in the recognition of a cost of disposal in the period when the disposal incurred, which will be accreted as interest income by effective interest method over the life of the agreement. As of July 31, 2013, the receivable related to the disposal of the Ping Yi Mine, net of discount of $17,617,537 with a current portion of $5,176,530.

NOTE 6.INVENTORIES

Inventories are primarily related to coal located at KMC, WeiShe,Tai Fung, LuoZhou and LaShu. Inventories consisted of the following:

Description	July 31, 2013	April 30, 2013
Raw Coal	$1,743,468	$2,115,833
Fine Coal	4,997,944	4,010,302
Other (Raw materials, low value consumable)	1,412,045	1,028,409
Total	$8,153,457	$7,154,544

NOTE 7. PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

Property, plant, equipment and mine development consisted of the following:

Description	July 31, 2013	April 30, 2013
Mine development	$130,193,613	$115,014,678
Mineral rights	43,969,494	43,677,912
Building and improvements	6,461,271	6,119,213
Machinery and equipment	25,407,918	24,232,999
Assets retirement cost, net	3,084,182	3,077,883
Property, Plant and Equipment, total	209,116,478	192,122,685
Accumulated depreciation and amortization	(20,876,105)	(18,713,197)
Property, Plant and Equipment, net	$188,240,373	$173,409,488

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

The depreciation method used is based on two types of assets:

a. For fixed assets related to production, we use unit of production method

b. For all other assets, we use straight line method

Depreciation and amortization expense was $1,912,951 and $1,582,219 for the three months ended July 31, 2013 and July 31, 2012, respectively.

NOTE 8.  CONSTRUCTION IN PROGRESS

Construction in progress includes mine development, ventilation and electrical system improvements, building of staff quarters, and beginning construction of a sewage treatment system and road expansion for the washing facilities. Construction in progress was $44,825,438 and $34,679,059 as of July 31, 2013 and April 30, 2013, respectively.

NOTE9.  INTANGIBLE ASSETS

Intangible assets consist of customer relationship and technology assets are being amortized over a period of 7 years.  Amortization expense for these assets was $13,727 and $8,008 for the three months ended July 31, 2013 and 2012, respectively.

Intangible assets consisted of the following:

Description	July 31, 2013	April 30, 2013
Technology	$75,241	$74,732
Land Right	794,271	160,165
Customer Relationship	48,128	47,803
Intangible assets, total	917,640	282,700
Accumulated amortization	(81,544)	(67,817)
Intangible assets, net	$836,096	$214,883

We have reclassified Mineral Rights to Property, Plant, Equipment and Mine Development. Mineral Rights were disclosed as Intangible Assets in prior financial statements.

Land right was related to the acquisition of LuoZhou and LaShu mines.

The amortization schedule for the upcoming five years is as below (amount in thousands):

Remainder of Fiscal 2013	$8
Fiscal 2014	32
Fiscal 2015	32
Fiscal 2016	32
Fiscal 2017	48
Fiscal 2018	69
Total	$221

NOTE 10.OTHER ASSETS

Other assets represent the long-term restricted cash totaling amount of $3,000,000 in bank deposits required to be held as collateral for a convertible note payable (see note 17).

NOTE 11.  LONG TERM RECEIVABLE

As more fully disclosed in Note 3 and Note 5, the Company has recorded a long-term receivable related to the disposal of the Ping Yi Mine, as of July31, 2013, the total due is of $17,617,537, net of a present value discount of $3,183,786. The current portion of this balance is $5,176,530 which is included in other receivables on the accompanying Consolidated Balance Sheets.

NOTE 12.  RELATED PARTY TRANSACTIONS

Related Party Notes Receivable

The Company loaned money to various entities that have non-controlling interest with the Company.

In here, we define “Control” interest as effective management control of the business entity or minimum 50% ownership.  “Non-controlling interest”, sometimes refers to minority equity interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

The associates normally refer to business partners such as suppliers, customers, or people or party associated with our business entity.  For the purpose of this disclosure, there is no distinction between having “non-controlling interests with the Company” and “the Company having an interest in that third party”.

Related party transactions consist of due from related party, related party note receivables, related party payables, and due to officers.

Due from related party consisted of the following balances at July 31, 2013 and April 30, 2013:

Borrowers	July 31, 2013	April 30, 2013
ShiZong HengTai	$4,982,659	3,156,580
Kunming Kenandi Technology Development Co., Ltd	337,965	277,922
Total	$5,320,624	3,434,502

Related party notes receivables consists of the following balances at July 31, 2013 and April 30, 2013:

Borrowers	July 31, 2013	April 30, 2013	Maturity	Collateralized by
Associates to SuTsong	$2,915,675	2,895,990	Various dates	Mine Assets
Associates to DuPuAn	988,972	982,295	Various dates	Mine Assets
Associates to TaiFong	280,951	359,430	Various dates	Mine Assets
Total related party notes receivable (current)	$4,185,598	4,237,715

Related Party Payable

Related party payable consisted of the following:

Description	July 31, 2013	April 30, 2013
Payable to previous owners of DaPing Coal Mine	$-	$507,973
Payable to Robert Lee	1,647,933	1,647,933
ShiZong Heng Tai	-	1,000,886
Kunming Kemandi Technology Development Co.	-	111,899
Payable to Union Energy (non-controlling interest holder of LuoZhou, LaShu and Weishe Mines)	6,493,542	3,540,107
Total Payable - Related Parties (current)	$8,141,475	$6,808,798

The payable to Union Energy (non-controlling interest holder of WeiShe, LuoZhou and LaShu mines), is not collateralized by any assets of the Company.

Due to Officers and Directors

Due to officers consisted of the following:

Due to officer	July 31, 2013	April 30, 2013
Dickson Lee	$2,149,641	$1,179,640
Clayton Fong	64,791	64,791
Shirley Kiang*	-	60,000
Total due to officers/directors	$2,214,432	$1,304,431

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

The LuoZhou and LaShu mines were acquired by the Company in November 2012. According to the mine reservation report, management expects to extract approximately 26.6 million tons of coal and 7 million tons of coal from LuoZhou and LaShu over the remaining 30 years, respectively.  LuoZhou Mine and LaShu Mine relocated in Guizhou Province and the management estimates the asset retirement obligation at a rate of 3RMB per ton based on total reserves at the end of the useful lives of the mines. The interest rate used in the net present value calculation of LaShu and LuoZhou mines were 29.06% and 27.01%, respectively.

During the quarter ended July 31, 2010, the Company revised the forecasted cash flows used for the net present value calculations for the DaPuAn and SuTsong mines. The revisions to estimated cash flows pertain to revisions in the estimated amount and timing of required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages and third-party unit costs as of July 31, 2010. We based these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates. We evaluated the forecasted cash flows as of July 31, 2013, and no revision was deemed necessary.

The following is a summary of the change in the carrying amount of the asset retirement obligation during the quarter ended July 31, 2013 and the year ended April 30, 2013.

Description	July 31, 2013	April 30, 2013
Beginning balance	$3,616,643	$2,459,352
Liabilities incurred during the period	-	1,619,386
Liabilities settle during the period	-	(686,519)
Accretion of interest	95,708	224,424
Ending balance	$3,712,351	$3,616,643

NOTE 14.  OTHER PAYABLES

Other payables consisted of the following:

Description	July 31, 2013	April 30, 2013*
Payable to business partners	$3,085,947	$3,578,082
Resource surcharge payable of WeiShe Coal Mine	13,578,688	13,487,011
Payable to business associates	4,790,381	4,308,742
Total other payable	$21,455,016	$21,373,835

None of these payables are collateralized by any assets of the Company.

*Reclassification

NOTE 15.  TAX PAYABLES

Taxes payable consisted of the following:

Description	July 31, 2013	April 30, 2013
VAT Payable	$5,410,560	$5,258,999
Income Tax Payable (1)	10,460,331	9,176,652
Other Taxes Payable (2)	3,832,987	3,356,961
Total Tax Payable	$19,703,878	$17,792,612

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

NOTE 17.  CONVERTIBLE DEBT

On December 10, 2012 (“Closing Date”), the Company issued a Senior Secured Convertible Note (the “Convertible Note”) and warrants (“Investor Warrants”) to Phoenician Limited (“Phoenician”), a Hong Kong company for $3,000,000. The number of warrants shares issued was 289,816 which equal to 15% of the number of common shares issuable under the Convertible Note. The Convertible Note carries an interest rate of 12% and matures in 24 months from the Closing Date.

The Convertible Note can be converted into common shares of the Company at a conversion price $1.55 which is 80% of the 10 days volume weighted average price on Closing date.

The Investor Warrants has exercise price of $1.94 which represents the 10 days volume weighted average price of the Company stock at the Closing date and expire three years from the date of issuance.

Both the Convertible Note and Investor Warrants contain a price protection feature. If the Company, at any time or from time to time while the Convertible Note and Investor Warrants are outstanding, raises capital at a price per share that is less than the current conversion price or strike price, then the current conversion price or strike price will be adjusted downward. The Company determined the embedded conversion feature for the Convertible Note and the Investor Warrants to be a derivative liability in accordance with ASC Topic 815, Derivatives and Hedging and estimated the fair value of the derivative using Lattice Model as of December 10, 2012. Such estimates are revalued at each balance sheet date, with changes in value recorded as unrealized gains or losses in non-operating income (expense) in the Company's consolidated statements of comprehensive income.

On December 10, 2012, the Company recorded a derivative liability of $2,643,191 for the embedded conversion feature of the Convertible Note which was valued at $2,355,390 and the Investor Warrants which was valued at $287,801 and offset to an unamortized debt discount totaled $2,643,191. The debt discount will be amortized using effective interest method over 24 months. As of July 31, 2013, the Company amortized debt discount $167,048 as interest expense in the consolidated statements of comprehensive income.

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

As of July 31, 2013, none of the Investor Warrant shares have been exercised and therefore no common shares have been issued under the 144 Rule.

In connection with the Convertible Note, the Company recorded $180,000 loan origination fee as deferred loan cost and amortized over 24 months using the effective interest method. In addition, the Company prepaid six months interest totaled $180,000 and recorded as prepaid interest. As of July 31, 2013, the Company amortized loan cost of $22,341 as interest expense.

During the quarter ended July 31, 2013, the fair value of the derivative instruments liability decreased by $449,124. This was recorded as unrealized gain on fair value of derivative instruments as non-cash expense in the accompanying consolidated statements of comprehensive income.

Activity for derivative instruments liability during the quarter ended July 31, 2013 was as follows:

	April 30, 2013	Activity During quarter	Increase (Decrease) in Fair Value of Derivative Liability	July 31, 2013
Derivative instruments	$4,594,912	$0	$(449,124)	$4,145,788

The following is a summary of the assumptions used in the Lattice model of the derivative instruments issued during the quarter ended July 31, 2013 and the year ended April 30, 2013:

	July 31, 2013	April 30, 2013
Common stock issuable upon exercise of warrants and conversion of notes	$2,221,926	$2,221,926
Market value of common stock on measurement date	3.13	2.07
Risk free interest rate	0.24-0.33%	0.24-0.33%
Warrant and convertibles lives in years	2-3	2-3
Expected volatility (3)	65-72%	68-72%
Expected dividend yields (4)	0%	0%

NOTE 18.  INCOME TAXES

Our effective tax rates were approximately 11% and 10% for the three months ended July31, 2013 and 2012, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates, and the Company has net operating loss carry-forwards available to offset current and future taxable income.

NOTE 19.  STOCKHOLDERS’ EQUITY

Stock Issued for Compensation:

For the three months ended July 31, 2013, the Company issued 20,000 shares of common stock to officer with the share value of $72,800.

For the three months ended July 31, 2013, the Company issued 125,638 shares of common stock to employees with the share value of $478,450.

For the three months ended July 31, 2013, the Company issued 6,000 shares of common stock to advisor with the share value of $21,900.

Stock Issued for Donation:

For the three months ended July 31, 2013, the Company issued 12,595 shares of common stock with the share value of $50,000 to non-profit organization.

Treasury Stock:

For the three months ended July 31, 2013, no treasury stock has been purchased or sold by the Company.

NOTE 20.  WARRANTS

Warrants Issued for Compensation

During the three months ended July 31, 2013, the Company has no warrant issued or exercised for compensation.

The fair value was estimated on the date of the grant using the Black-Scholes option-pricing model. The following table displays the weighted average assumptions that have been applied to estimate the fair value of warrants on the date of grant for warrants outstanding as of July 31, 2013:

July 31, 2013
Expected life (years)	5.0
Risk-free interest rate	3.34%
Expected volatility	65.01%
Expected dividend yield	0%

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

Following is a summary of the status of warrants outstanding at July 31, 2013:

Type of Warrants	Range of Exercise Price	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Directors - Class E	$3.00	185,916	1.49	$3.00
Non-employee	$2.25 - 9.51	12,000	0.87	$3.43
Total		197,916	1.45	$3.03

Warrants Issued to Investors

During the first quarter ended July 31, 2013, the company has no warrant exercised to investors.

The table below is a summary of all warrants activity as of July 31, 2013:

Warrants Roll-forward Summary
	Units	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
Outstanding at April 30, 2013	1,208,286	$3.77	2.02
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at July 31, 2013	1,208,286	$3.77	1.78
Exercisable at July 31, 2013	1,208,286	$3.77	1.78

NOTE 21.  NON-CONTROLLING INTEREST

As described in Note 1, to the consolidated financial statements, the Company has the majority controlling interest of L&L Coal Partners (2coal mining operations), Tai Fung, WeiShe, LuoZhou and LaShu. During the fiscal year 2010, the Company increased its ownership interest in L&L Coal Partners to 80% from 60% at April 30, 2009. The equity related to non-controlling interest as of July31, 2013 represents 20% third party interest in L&L Coal Partners, 2% third party interest in Tai Fung, 49% third party interest in WeiShe, 5% third party interest in LuoZhou and 5% third party interest in LaShu. The non-controlling interest in WeiShe is measured at fair value at the acquisition date, with a discount rate 16% which reflected the factor of lack of marketability.

Below is a schedule of changes in ownerships interest as of July31, 2013 and April 30, 2013:

	July 31, 2013	April 30, 2013
Beginning balance	$42,151,205	$43,431,399
Non-controlling interest related to acquisitions	-	1,598,799
Translation	291,230	418,542
Net income related to non-controlling interest	2,691,232	10,800,403
Non-controlling interest related to disposal	-	(14,097,938)
Ending balance	$45,133,667	$42,151,205

NOTE 22.  EARNINGS PER SHARE

The Company only had common shares, warrants and stock options issued and outstanding as of July 31, 2013.  Under the treasury stock method of earnings per share, the Company computed the diluted earnings per share as if all issued warrants, options and convertible debt were converted to common stock and cash proceeds were used to buy back common stock. The exercised prices of warrants and options are greater than fair market price. The securities are anti dilutive and can be ignored in the diluted Earnings Per Share calculation of the first quarter of fiscal year of 2014.

	For the Three Months Ended July 31
	2013	2012
EPS numerator:
Net income from continuing operations, net of income taxes	$13,426,997	6,007,469
Less: Net (loss) income attributable to non-controlling interest	2,691,232	1,377,363
Income from continuing operations attributable to common stockholders	10,735,765	4,630,106
(Loss) income from discontinued operations attributable to common stockholders, net of income taxes	-	1,556,365
Net income attributable to common stockholders	$10,735,765	6,186,471
EPS denominator:
Weighted average shares outstanding — basic	37,846,470	36,839,324
Effect of dilutive shares	2,291,667	-
Weighted average shares outstanding — diluted	40,138,137	36,839,324
Basic EPS attributable to common stockholders:
Income from continuing operations	0.28	0.13
(Loss) income from discontinued operations	-	0.04
Net income attributable to common stockholders	$0.28	0.17
Diluted EPS attributable to common stockholders:
Income from continuing operations	0.27	0.13
(Loss) income from discontinued operations	-	0.04
Net income attributable to common stockholders	$0.27	0.17

NOTE 23.  COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company held operating lease in the Seattle office, Beijing office, Guizhou office and Taiwan office. The leases of Seattle office and Beijing office expire in September 2013 and December 2014.  The leases of Guizhou office and Taiwan office both expire in February 2014. The non-cancelable operating lease agreement requires that the Company pays certain operating expenses, including management fees to the leased premises. The future minimum rental payments in less than a year and in greater than a year are $265,983 and $383,119respectively.

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

Pursuant to a stipulation of the parties and an order entered by the court, the Company’s motion to dismiss plaintiff’s third amended complaint was submitted on April 12, 2013.  The plaintiff filed response on June 19, 2013 and the Company did file its response to the plaintiff’s response on July 19, 2013.  Proceedings in the Derivative Suits continued to be stayed.

The Company believes that these suits are without merit and intends to defend them vigorously.

The Company is unable to estimate the amount or range of any potential loss in the event of an unfavorable outcome.  As such, as of July 31, 2013, the Company has not accrued any liability in connection with potential losses from legal proceedings.

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

Concentrations

For the three months ended July 31, 2013, we had two major customers who purchased 13% of the Company’s total sales, and represented $14,891,085of accounts receivable balance in total as of July 31, 2013. In addition, we had one major supplier who provided 20% of our total purchases, and the relevant account payable had been paid off as of July 31, 2013.

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

During the three months ended July 31, 2013, the Company has no stock option issued or exercised for compensation.

The following table displays the weighted average assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the three months ended July 31, 2013:

July 31, 2013
Dividend yield	-
Risk-free interest rate	3.34%
Expected volatility	65.01%
Expected lives	5 years

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

The following summarizes pricing and term information for options outstanding as of July 31, 2013:

Type of Options	Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Director	$7.65	40,000	2.59	$7.60
Director	$2.00	240,000	4.09	$2.00
		280,000	3.88	$2.81

As of July 31, 2013, 259,999 of 280,000 stock options outstanding for compensation were exercisable.

The following table is a summary of stock option activity under the Stock Incentive Plan as of July 31, 2013:

	Incentive Stock Options	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Life (Years)
Outstanding at April 30, 2013	280,000	$2.81	4.13
Granted	-	-	-
Exercised	-	-	-
Outstanding at July 31, 2013	280,000	$2.81	3.88

NOTE 25.  SEGMENT INFORMATION

The Company reports its operations primarily through the following reportable operating segments: coal mining, coal wholesaling, coking and coal washing revenue. The Company’s chief operating decision maker uses operating income as the primary measure of segment profit and loss.

	For the three months ended July 31,
Total Revenues (including intersegment sales)	2013	2012
Coal mining revenue	$25,042,136	$11,486,365
Coal wholesale revenue	12,953,131	12,294,981
Coal washing revenue	13,242,175	17,833,828
	$51,237,442	$41,615,174

Total Discontinued Operation Revenues
Coal mining revenue	$-	$4,136,890
Coal coking revenue	-	1,720,948
	$-	$5,857,838

Total Revenue	$51,237,442	$47,473,012

Intersegment revenues	2013	2012
Coal mining revenue	$-	$76,401
Coal washing revenue	56,071	2,090,675
	$56,071	$2,167,076

Total Intersegment Revenue	$56,071	$2,167,076

Net Revenues	2013	2012
Coal mining revenue	$25,042,136	$11,486,365
Coal wholesale revenue	12,953,131	12,294,981
Coal washing revenue	13,242,175	17,833,828
Less intersegment revenues	(56,072)	(2,167,076)
	$51,181,370	$39,448,098

Discontinued operations:
Coal mining revenue	$-	$4,136,890
Coal coking revenue	-	1,720,948
	$-	$5,857,838

Total net revenue	$51,181,370	$45,305,936

Net income attributable to L&L	2013	2012
Coal mining	$11,105,937	$4,223,014
Coal wholesale	536,291	403,649
Coal washing	746,864	1,701,577
Parent Company	(1,653,327)	(1,698,135)
	$10,735,765	$4,630,105

Discontinued operations:
Coal mining revenue	$-	$1,448,955
Coal coking revenue	-	107,411
Parent Company	-	-
	$-	$1,556,366

Net income attributable to L&L	$10,735,765	$6,186,471

Depreciation expense	2013	2012
Coal mining	$1,666,761	$1,016,281
Coal wholesale	7,327	11,814
Coal washing	152,020	142,733
Parent Company	46,207	72,947
	$1,872,315	$1,243,775

Discontinued operations:	2013	2012
Coal mining	$-	$36,633
Parent Company	-	88,798
	$-	$125,431

Total depreciation expense	$1,872,315	$1,369,206

	July 31, 2013	April 30, 2013
Coal mining	$249,280,719	$228,397,266
Coal wholesale	23,536,931	21,032,874
Coal washing	39,131,628	39,056,343
Parent Company (intercompany)	30,490,396	34,110,460
Total assets	$342,439,674	$322,596,943

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

When we use the terms "we," "us," "our," "L & L," and "the Company," we mean L & L ENERGY, INC. a Nevada corporation, and its subsidiaries.

Overview

We produce, process, and sell coal in the People’s Republic of China (“China” or “PRC”).  As of July31, 2013 our vertically integrated coal operations include five coal mines two coal washing plants, and coal wholesale and distribution networks in the southwest region of China. Currently, substantially all of our coal mining operations are located in the Guizhou and Yunnan provinces. Our operations are located in inland and rural areas of China, which are being developed at a faster rate than the coastal areas that have historically received most of the PRC’s government focus. We sell the coal we produce, or acquire through wholesalers; both though direct sales to end users in China and through other wholesalers.

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

We conduct our operations through both wholly-owned subsidiaries and majority interests in other entities. We derive our revenues from selling coal to customers, State Owned Enterprises (SOE) and private companies in Yunnan, Guizhou and Guangxi Provinces.  Most of our thermal or steam coal is sold to SOEs utilities companies that generate power, mainly electricity.  Most of our metallurgical coal and coking coal is sold to SOEs that make steel, though some steelmaker customers also purchase thermal coal to generate power for the steel factories.

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

Macroeconomic Factors

There were several relevant macro-economic factors directly impacting our operating environment in China during fiscal year 2013, including GDP growth and inflation. In 2012, China’s GDP growth was 7.8%, down from 9.2% and 10.4% in 2011 and 2010 respectively.  This was largely attributable to a turbulent world economic climate and China’s efforts to tame inflation.

In the middle of November 2012, China completed its 18th National Congress for it’s once a decade leadership transition. The new leaders have conveyed plans to boost the economic growth in an orderly manner for the coming years.

At the start of the Company’s prior fiscal year in May 2012, inflation in China was 3.0%, down from a recent high of 6.5% in July 2011.  After the PRC tightened its fiscal policies, which included letting interest rates rise and capping prices of certain domestically-produced commodities like coal, inflation fell to 2.7% at the end of the Company’s first quarter ended July 31, 2013.

Coal prices in China declined in the summer of 2012 primarily due to lower priced coal throughout the US and Europe. Prices have stabilized and risen modestly in China this winter. Coal prices in the United States declined because there is lower demand for coal due to increased competition from ample and low price natural gas, one of the warmest winters in recorded history and certain government policies.  Combined with a sluggish market for coal in Europe, coal exporters took advantage of the arbitrage opportunities between Chinese domestic coal prices and international coal prices.  This created a temporary oversupply of coal last summer.  Prices over the fall and winter rose modestly.  During the summer of 2013, prices have adjusted downward as typically happens for the season.

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

In summary, China began our last fiscal year with excessive supply of cheaper coal imported resulting in pricing pressure for the entire coal industry.  This pricing pressure was evidence in Q1 and Q2 of our fiscal year 2013 as our average selling price per ton decreased 7.7% and 5.0% respectively from previous quarter but the price started to stabilize in Q3 2013 with average selling price per ton increased 6.4% from previous quarter.

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

Overall Strategy and Plan of Operations

The Company is a vertically integrated coal operator participating in the consolidation of a fragmented coal industry in Yunnan and Guizhou Provinces of southwest China. We plan to expand our coal business two ways: first, through expansion of existing operations in accordance with the consolidation policy, and second, through continued acquisition of operations that lack the capital and management skills to expand to meet the minimum capacity required by the government. With a strong operational base established in Guizhou and Yunnan, L&L's Board has decided to also target larger coal operations in the Shanxi and Inner Mongolia Provinces located in North China. Having already undergone a consolidation, the remaining mines in Shanxi and Inner Mongolia have larger production capacities and safer operating histories. L&L will be targeting mines with over one million tons of annual capacity. As part of our growth strategy to upgrade our portfolio, from time to time the Company may decide to spin off or dispose smaller assets that management and the Board of Directors determine not be in the best interest of LLEN shareholders in the long run. Additional plans for expanding our coal businesses includes expanding our coal wholesale operations in South China, pursuing strategic partnerships, exploring viable options for raising capital with an emphasis on debt and other non-dilutive instruments, and strengthening our professional team.

Organic Growth

All five  of our mines are producing at full capacity. We had a strong quarter of 228,000 tons of coal production. We expect to double that number once all five  mines have been expanded.

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

Our acquisition and inspection team consists of business, operational, financial, and renowned coal experts. Two of the members are Dr. SydPeng and Mr. Jingcai Yang who are both independent directors of the Company. Dr. Peng is a distinguished professor of mining engineering at the West Virginia University (WVU), specializing in underground mining technologies. After earning his PhD in Mining Engineering from Stanford University in 1970, Dr. Peng spent his entire career in mining including work for the U.S. Bureau of Mines, the faculty of WVU where he served as Chairman of the Department of Mining Engineering. He is a member of the National Academy of Engineering and is the recipient of numerous professional awards.  Mr. Yang is a well known leader in the coal industry of China. He has over 30 years of experience, 16 of those spent with Shenhua, the largest coal company in the world. Mr. Yang was formerly the Chief Engineer of Shenhua before being promoted to Chairman & CEO of Shandong Coal Corporation, the largest and most profitable Shenhua subsidiary, where he held full P&L responsibility.

Originally our standard criteria include existing mines in production with good infrastructure and sufficient reserves but lacking the capital and management to expand to or beyond the current minimum of 300,000 tons per year. Because the consolidation policy requires that all mines must also join a holding company that controls coal production between 800,000 to 2,000,000 tons. We are now targeting larger mines with production near 300,000 tons or more, and have considerable coal reserves, better geology, and strong management teams already in place. When these well-designed mines are executed effectively, they require less capital expenditure to expand capacity. Strong management teams are integral to better safety and allow for scaling up operations more quickly. Mines with these characteristics are on the market more frequently than in the past because of the government consolidation policy.

With a strong operational base established in Guizhou and Yunnan, L&L's Board has decided to also target larger coal operations in the Shanxi and Inner Mongolia Provinces located in North China. Having already undergone a consolidation, the remaining mines in Shanxi and Inner Mongolia have larger production capacities and safer operating histories. L&L will be targeting mines with over one million tons of annual capacity. As part of our growth strategy, from time to time the Company may decide to spin off or dispose smaller assets that management and the Board of Directors determine not be in the best interest of LLEN shareholders in the long run.

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

Other

In addition to acquiring mines, the Company established a new coal wholesale operation DaXing L&L Coal Company. With approval from the government, DaXing has begun developing additional coal storage space and growing its distribution network.  And through its sourcing of coal, it introduces potential mine acquisitions to the Company in a similar manner as KMC. DaXing is actively pursuing additional joint sales agreements with strategic partners to further expand our distribution.

The Company will continue to recruit talented professionals to strengthen our team at the board, officer, and management level. Our board is composed mostly of independent directors who are predominately U.S. citizens.  We successfully recruited a world-renowned expert in coal mining who had chaired the Department of Mine Engineering at West Virginia University and a former senior executive with the largest coal company in the world. Officers include the founder of the Company, a Chief Financial Officer who was a partner with Ernst & Young, a former senior White House staffer.. We have recruited key managers to augment our legal, accounting, and operations departments in both the United States and China, of whom many were trained in the United States and have advanced degrees in business.

The Company’s immediate mission is to become a leading coal energy company in coal-rich Yunnan and Guizhou Provinces. To meet the government-mandated production targets for each holding company in Guizhou, we believe that the Company’s production capacity will be increased to between 1,000,000 and 2,000,000 tons per year by the end of 2013.Production could be much higher with additional acquisitions.

General Discussion and Analysis of First Quarter Fiscal Year of 2014 Results

The coal sold by our mines was 219,000 tons, an increase of 62%  from 135,000 tons same period last year. This was primarily due to the organic expansion of our existing operations and the acquisitions of new mines. Our net earnings attributable to L&L shareholders were $10.7 million, up 73%  from first quarter $6.2 million of fiscal year 2013. Earnings per diluted share was $0.27 for the first quarter of fiscal year 2014, up 59% compare to $0.17 per diluted share of the first quarter of fiscal year 2013.

Our overall revenue, gross profit and Net income Attributable to L&L had increased to $51.2, $19.1, and $10.7 million respectively for the first quarter of fiscal year 2014 compared to $39.4, $9.9 and $6.2 million respectively for the same period in 2012.

Results of Operations

The following table presents our operating results as a percentage of our revenues for the periods indicated:

	Three Months Ended July 31,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$51,181,370	100.00%	$39,448,098	100.00%
Cost of revenue	32,126,563	62.77%	29,548,014	74.90%
Gross profit	19,054,807	37.23%	9,900,084	25.10%
Selling general & administrative	4,388,279	8.57%	3,635,669	9.22%
Interest income	5,132	0.01%	107,266	0.27%
Other income (expense)	(1,336)	0.00%	328,228	0.83%
Derivative gain	449,124	0.88%	-	0.00%
Provision for income taxes	1,692,451	3.31%	692,440	1.76%
Income from Discontinued Operations, Net of Tax	-	0.00%	1,556,365	3.95%
Net Income Attributable to Non-controlling interest	2,691,232	5.26%	2,345,525	5.95%
Net income Attributable to L&L	$10,735,765	20.98%	$6,186,471	15.68%

Revenue

The Revenue under this section is the total revenue of the Company and its subsidiaries including intercompany sales which are eliminated during the consolidation process.  The following table presents revenues by operating segment:

For Continued Operations (ExcludingDaPing Coal Mine and Zonelin Coking Plant)

On November 18, 2012, the Company finalized the acquisition of theLuoZhou Coal Mine and LaShu Coal Mine. This transaction involved the transfer of the Company's interests in its ZoneLin Coking Plant (98%) and the DaPing Mine (60%) to satisfy majority of the payment for acquisition of Luozhou and Lashu. According to the FASB ASC 360 Rule, since the intention to swap DaPing and Zonelin for LuoZhou and LaShuwere known during the second quarter ending October 31, 2012, the presentation of DaPing and ZoneLin for balance sheet was classified as “asset/liabilities of discontinued operation”, and “discontinued operation” in Profit and Loss and Cash Flow Statements were reported on the second quarter for the period ending October 31, 2012.

For continued operations, in this quarter, our net revenue increased to $51.2 million during the three months ended July 31, 2013 from $39.4 million during the three months ended July 31, 2012, representing approximately a 29% increase year over year. The increase was primarily due to 79,490tons increase incoal production volume. This increase in production was driven by the addition of the LuoZhou and LaShu mines as well as the increasing production levels at the Company’s WeiShe Mine. The Company’s DaPuAn and SuTsong mines also continued its recovery after seeing lower production levels in the previous year due to temporary government mandated idling.

The tables below provide the breakdown the contributions from continuing operations and discontinued operations for three month periods on a year over year basis.

	Three Months Ended July 31,		Increase (Decrease) to Revenue
	2013	2012	$	%
Coal Mining	$25,042,136	$11,486,365	$13,555,771	118%
Coal Wholesale	12,953,131	12,294,981	658,150	5%
Coal Washing	13,242,175	17,833,828	(4,591,653)	(26%)
Total Revenues	$51,237,442	$41,615,174	$9,622,268	23%

For Discontinued Operations (DaPing Coal Mine and Zonelin Coking Plant)

	Three Months Ended July 31,		Increase (Decrease) to Revenue
	2013	2012	$	%
Coal Mining	$-	$4,136,890	$(4,136,890)	(100%)
Coal Coking	-	1,720,948	(1,720,948)	(100%)
Total Revenues	$-	$5,857,838	$(5,857,838)	(100%)

Coal Mining

During the quarter all of our mines were operational and production was on target. For the three months ended July 31, 2013, our coal mining net revenues increased 118% to $25.0 million from $11.5 million compared to the same period in 2012. The sales increase year over year was due to the Company’s recovery from the previous year’s government mandated temporary idling and slowdowns, the acquisitions of the LaShu and LuoZhou Mine in November 2012, and organic growth of the WeiShe Mine. Coal production for the quarter increased 53% year over year from 228,000 tons during the three months ended July 31, 2012 to 148,000 tons during the three months ended July 31, 2013.

Coal Wholesale

Wholesale revenues increased by 5% during the three months ended July 31, 2013 to $13.0 million compared to $12.3 million in same period in 2012. The increase was represented in the overall increase in availability of coal as well as the Company’s ability to expand local market share and increasing long-term contracts with local clients and state-owned enterprises. Wholesale revenues increased due to the ramp up of wholesale activity in line with our increased sales contracts to a large end user.  We expect significant increase in wholesale with the execution of the one million ton per year Datang contract.

Coal Washing

Coal washing revenue decreased by 26% to $13.2 million during the three months ended July 31, 2013 compared with $17.8 million during the same period last year. Decrease in coal washing revenue mainly due to the idling pending on management evaluation.

Gross Profit

Our gross profit percentage in this quarter increased to $19.1 million from $9.9 million of the same quarter last year representing a 92% increase which was mainly attributable to the increase in production and sales volume in our mining segment, revenue increase in our coal wholesaling and decrease in washing segment revenue. Coal mining has historically been the Company’s most profitable business segment. The corresponding change in product/segment mix and the reduction of fixed costs have accordingly increased the gross profit of the current period.

Selling general & administrative

Total sales, general, and administrative expense account for 8.57% of revenue, during the three months ended July 31, 2013 compared to the 9.22% the same period in 2012. This result is mostly due to our effective and sustainable management and stable operating mode.

Provision for income taxes

	Three Months Ended July 31,
	2013	2012
Net income before income taxes	$15,119,448	$6,699,909
Provision for income taxes	1,692,451	692,440
Effective tax rate	11%	10%

Our net income before tax increased 125% from $6.7 million three months ended July 31, 2012 to $15.1 million three months ended July 31, 2013, due to substantial increase of operating profit.

Our effective tax rate slightly increased from11% during the three months ended July 31, 2013 to10% during the three months ended July 31, 2012.

Net Income Attributable to Common Stockholders

The following table presents net income attributable to common stockholders:

	Three Months Ended July 31,		Increase (Decrease) to Revenue
	2013	2012	$	%
Net income	$13,426,997	$8,531,996	$4,895,001	57.37%
Less: Net income attributable to non-controlling interests	2,691,232	2,345,525	345,707	14.74%
Net income attributable to common shareholders	$10,735,765	$6,186,471	$4,549,294	73.54%

The increase of our net income from operations before non-controlling interests was due to acquisition of  two new mines and production expansion of our WeiShe mine, reducing of unit production cost  and streamlining our selling, general &administrative expenses. During the three months ended July 31, 2013, our coal mining segment coal wholesale segment and coal washing segment significantly improved our revenue performance this quarter compared to the same period last year, increasing 118%, 5% and decreasing of 26% respectively. Specifically our WeiShe Mine has ramped up production to its approved production capacity, and both LuoZhou and LaShu have ramped up their production ahead of schedule.

Liquidity and Capital Resources

The following factors affected the Company’s liquidity and capital resources:

Net Income was $13.4 million for the three months ended July 31, 2013 as compared with $8.5 million for the same period ended July 31, 2012. The net cash flow provided by operating activities was $23.8 million for three month ended July 31, 2013 as compared with $5.8 million for the same period in 2012. The increase of the net cash provided by operating activities was mainly caused by the decrease of other receivables by $4.6 million.

Net cash used in investing activities was $25.7 million during the three months ended July 31, 2013, compared to $4.2 million used in investing activities during the same period in 2012. The increase was mainly due to net effect of (i) purchase of property and equipment of $0.7 million, and (ii) increase of investment for construction- in-progress of $25.0 million.

Net cash used in financing activities was $910,001 during the three months ended July 31, 2013, compared to $6,666 provided by financing activity during the same period in 2012. The increase of cash inflow was caused by the payment received from due to officers of $910,001.

We will need to raise additional capital to expand our operations, both to fund additional investments in capital equipment and technology to increase production and improve safety at our existing facilities and to acquire additional profit generating operations.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

As of July 31, 2013, we were contractually obligated to inject capital per our purchase agreements as follows:

	Amount	Less than 1 year	1-2 years	3-5 years	After 5 years
DaPuAn & SuTsong Mines	$5,027,746	$-	$-	$5,027,746	$-
Seattle Office	34,715	34,715	-	-	-
Beijing Office	248,860	149,316	99,544	-	-
Taiwan Office	22,070	22,070
GuiZhou Office	185,839	185,839
Tai Fung	5,119,187	-	5,119,187	-	-
Total	$10,638,417	$391,940	$5,218,731	$5,027,746	$-

Contractual obligations	Payment due by period
	Total	Less than 1 year	1-2 years	2-5 years	More than 5 years
Long-term Debt Obligations	-
Capital Lease Obligations
Operation Lease Obligations	491,484	391,940	99,544
Purchase Obligations
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	10,146,933		5,119,187	5,207,746
Total	10,638,417	391,940	5,218,731	5,027,746

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

Our critical accounting policies are discussed in “Management's  Discussion and Analysis or Plan of Operation” in our Annual Report on Form 10-K for the year ended April 30, 2013 and Quarterly Report on Form 10-Q for the quarter ended July 31, 2013. Those critical accounting policies remained unchanged at July 31, 2013.

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

On November 4, 2011, a complaint was filed by Larew P. Stouffer, in a shareholder derivative suit on behalf of the Company, which is a  nominal defendant, against certain its officers and/or directors (i.e., Dickson V. Lee, Norman Mineta, Ian G. Robinson, Robert W. Lee, Shirley Kiang, Dennis Bracy, Syd S. Peng) and certain former officers and/or directors (i.e., Edward L. Dowd, Andrew M. Leitch, Robert Okun, Joseph J. Borich, Jung Mei Wang and David Lin) in the First Judicial District Court of the State of Nevada for Carson City (the “Stouffer Derivative Suit”),alleging that the defendants breached fiduciary duties to the Company and its shareholders, wasted corporate assets, were unjustly enriched , and committed other wrongful acts.

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

Pursuant to a stipulation of the parties and an order entered by the court, the Company’s motion to dismiss plaintiff’s third amended complaint was submitted on April 12, 2013.  The plaintiff filed response on June 19, 2013 and the Company did file its response to the plaintiff’s response on July 19, 2013.  Proceedings in the Derivative Suits continued to be stayed.

The Company is unable to estimate the amount or range of any potential loss in the event of an unfavorable outcome. As such, as of July 31, 2013, the Company has not accrued any liability in connection with potential losses from legal proceedings.

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

Our ability to acquire new coal mines and to expand production capacity in China and to procure related licenses and permits is subject to approval of the PRC government (including local governments.) Delays in securing or failure to secure relevant PRC government approvals, licenses or permits, as well as any adverse change in government policies, may hinder our expansion plans, which may materially and adversely affect our profitability and growth prospects. We cannot assure you that our future acquisitions, expansions, or investments will be successful. As part of our growth strategy, the Company may decide spin off or dispose smaller assets or operations that management and the Board of Directors determine not be in the best interest of LLEN shareholders in the long run.

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

We depend on Dickson V. Lee, Our Chairman and Chief Executive Officer, the loss of who could adversely affect our operations

The future success of our investments in China is dependent on Mr. Dickson V. Lee, our Chairman and Chief Executive Officer. If Mr. Lee is unable or unwilling to continue in his present positions, we may not be able to easily replace him, and we may incur additional expenses to recruit and train new personnel. The loss of Mr. Lee could severely disrupt our business and its financial condition and results of operations could be materially and adversely affected. Furthermore, since the industries we invest in are characterized by high demand and intense competition for talent, we may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future. We cannot assure investors that we will be able to attract or retain the key personnel needed to achieve our business objectives. While Mr. Dickson V. Lee is covered by a one-year term accident insurance policy in China, which is paid for by the Company, we currently do not maintain “key person” life insurance coverage for any of our officers.

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

In the middle of November 2012, China completed its 18th National Congress for it is once a decade leadership transition. The new leaders have shown to willingness to take necessary step to boost the economic growth in the orderly manner in China for the coming years. However, it is very difficult to predict the government policies and direction under the new leadership for the next decade. Certain new government policies may negatively impact our business in China in the future and thus our shareholders values.

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

Item 1B. Unresolved Staff Comments

The Company has outstanding unresolved comments from the SEC from a letter it received on January 12, 2012 relating to its Registration Statement on Form S-1 filed with the SEC on December 8, 2011, its Form 10-Q for the fiscal quarter ended October 31, 2011.  As of November 29, 2012, we have engaged a very experienced SEC lawyer to assist us in resolving the SEC letter and related issues. On July 3, 2013, we submitted our response to SEC on the S1 letter. As of September 9, 2013, we are still waiting for the response from SEC.

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

L & L ENERGY, INC.

Date: September 9, 2013	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: September 9, 2013	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: September 9, 2013	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended July 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: September 9, 2013	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended July 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ian G. Robinson, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: September 9, 2013	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO