Form 10-Q
period 2013-10-31
L & L ENERGY, INC.
filed 2013-12-13
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED ON OCTOBER 31, 2013.

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 10, 2013 there were 44,140,938 shares of common stock outstanding, with par value of $0.001.

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

                                                                                                      PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

L & L ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2013 AND APRIL 30, 2013
(Unaudited)
	October 31, 2013	April 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,209,516	$9,565,084
Accounts receivable	34,425,178	35,431,260
Prepaid and other current assets, net	25,796,596	23,139,756
Other receivables	4,136,879	12,895,304
Due from related party	5,382,884	3,434,502
Related party notes receivable - current	4,305,137	4,237,715
Inventories	8,092,437	7,154,544
Total current assets	90,348,627	95,858,165

Property, plant, equipment, and mine development cost, net	210,583,848	173,409,488
Construction-in-progress	41,885,124	34,679,059
Intangible assets, net	840,194	214,883
Goodwill	2,788,822	2,753,439
Prepaid and other assets, non-current	5,926,886	3,094,830
Deferred finance fee	101,215	146,072
Long-term receivable	12,441,007	12,441,007
Total non-current assets	274,567,096	226,738,778

TOTAL ASSETS	$364,915,723	$322,596,943

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,059,127	$3,794,840
Accrued expenses and other current liabilities	1,157,651	1,011,100
Other payables	23,799,316	21,373,835
Related party payable- current	10,786,214	6,808,798
Due to officers	1,214,432	1,304,431
Taxes payable	20,829,158	17,792,612
Customer deposits	464,743	745,200
Bank loans	4,999,985	4,999,985
Total current liabilities	67,310,626	57,830,801

LONG-TERM LIABILITIES
Convertible note payable, net of discount	928,819	543,367
Derivative liabilities	961,726	4,594,912
Asset retirement obligations	3,805,834	3,616,643
Total long-term liabilities	5,696,379	8,754,922

Total liabilities	73,007,005	66,585,723

Commitments and contingencies

EQUITY:
L&L ENERGY STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and outstanding	-	-
Common stock ($0.001 par value, 120,000,000 shares authorized: 44,140,938 and 38,385,050 shares issued and outstanding at October 31, 2013 and April 30, 2013”respectively”)	44,141	38,385
Additional paid-in capital	84,036,975	69,588,550

Accumulated other comprehensive income	12,715,639	9,814,087
Retained Earnings	146,653,330	134,487,028
Treasury stock (286,595 shares and 286,595 shares at October 31, 2013 and April 30, 2013 respectively)	(68,035)	(68,035)
Total L & L Energy stockholders' equity	243,382,050	213,860,015
Non-controlling interest	48,526,668	42,151,205
Total equity	291,908,718	256,011,220
TOTAL LIABILITIES AND EQUITY	$364,915,723	$322,596,943

The accompanying notes are an integral part of these unaudited consolidated financial statements.

L & L ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2013 AND 2012
(Unaudited)

	For The Three Months Ended October 31,		For The Six Months Ended October 31,
	2013	2012	2013	2012
NET REVENUES	$42,966,509	$45,504,279	$94,147,879	$84,952,377
COST OF REVENUES	25,723,806	33,625,414	57,850,369	63,173,428
GROSS PROFIT	17,242,703	11,878,865	36,297,510	21,778,949

OPERATING COSTS AND EXPENSES:
Salaries & wages-selling, general and administrative	3,037,852	856,801	4,201,146	1,894,514
Selling, general and administrative expenses, excluding salaries and wages	4,927,012	3,304,418	8,151,997	5,902,374
Total operating expenses	7,964,864	4,161,219	12,353,143	7,796,888

INCOME FROM OPERATIONS	9,277,839	7,717,646	23,944,367	13,982,061
OTHER INCOME (EXPENSE):
Interest income	4,884	117,069	10,016	224,335
Other income (expense), net	(493,454)	562,188	(494,790)	890,414
Loss on debt settlement	(6,101,488)		(6,101,488)
Derivative gain	3,184,062	-	3,633,186	-
Total other income (expense)	(3,405,996)	679,257	(2,953,076)	1,114,749

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	5,871,843	8,396,903	20,991,291	15,096,810
PROVISION FOR INCOME TAXES	1,694,850	805,527	3,387,301	1,497,967
INCOME FROM CONTINUING OPERATIONS	4,176,993	7,591,376	17,603,990	13,598,843

Income attributable to non-controlling interests	2,764,508	1,949,832	5,437,688	3,327,195
Income attributable to L & L	1,430,537	5,641,544	12,166,302	10,271,648

DISCONTINUED OPERATIONS, NET OF TAX
Net income from discontinued operations attributable to non-controlling interests	-	1,091,865	-	2,060,027
Net income from discontinued operations attributable to L & L	-	2,101,397	-	3,657,762
TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	3,193,262	-	5,717,789

NET INCOME	$4,176,993	$10,784,638	$17,603,990	$19,316,632

Net income attributable to non-controlling interests	$2,764,508	$3,041,697	$5,437,688	$5,387,222
Net income attributable to L & L	1,412,485	7,742,941	12,166,302	13,929,410

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	1,325,345	1,015,096	2,901,552	(331,413)
COMPREHENSIVE INCOME	$5,502,338	$11,799,734	$20,505,542	$18,985,219

Comprehensive income attributable to non-controlling interests	$3,022,055	$3,233,916	$6,004,598	$5,328,203
Comprehensive income attributable to L & L	2,480,283	8,565,818	14,500,944	13,657,016

INCOME PER COMMON SHARE – basic from continuing operations	$0.03	$0.15	$0.30	$0.27
(LOSS) INCOME PER COMMON SHARE – basic from discontinued operations	$-	$0.06	$-	$0.10
INCOME PER COMMON SHARE – basic	$0.03	$0.21	$0.30	$0.37

INCOME PER COMMON SHARE – diluted from continuing operations	$0.03	$0.15	$0.28	$0.27
(LOSS) INCOME PER COMMON SHARE – diluted from discontinued operations	$-	$0.06	$-	$0.10
INCOME PER COMMON SHARE – diluted	$0.03	$0.21	$0.28	$0.37

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	42,462,474	36,988,915	40,337,131	37,569,600

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - diluted	44,411,324	36,988,915	42,745,653	37,569,600

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED OCTOBER 31, 2013 AND 2012
(UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,603,990	$19,316,632
Loss from discontinued operations, net of income taxes	-	(5,717,789)
Income from continuing operations, net of income taxes	17,603,990	13,598,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,251,447	1,936,195
Loss on the Ironridge Settlement	6,101,487	-
Stock-based compensation	3,353,541	1,053,157
Amortization of debt discount	385,452	-
Derivative gain	(3,633,186)	-
Accretion of asset retirement obligation	142,275	63,903
Changes in assets and liabilities, net of businesses acquisitions:
Accounts receivable	1,453,407	(9,731,779)
Prepaid and other current assets	1,741,206	(2,368,787)
Inventories	(842,659)	(22,237)
Other receivable	6,664,817	3,967,304
Accounts payable and other payable	7,197,556	1,415,108
Customer deposit	(288,750)	9,397
Accrued and other liabilities	133,032	(85,849)
Note receivable	-	40,653
Taxes payable	2,796,682	670,120
Net cash provided by continuing operating activities	47,060,297	10,546,028
Net cash provided by discontinued operating activities	-	566,557
Net cash provided by operating activities	47,060,297	11,112,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(779,301)	(660,412)
Acquisition of intangible assets	(680,704)	-
Construction-in-progress	(44,925,877)	(9,807,917)
Increase in restricted cash	(65,581)	-
Increase in prepaid rent	(2,714,846)	-
Loan payment of long term receivable	(13,113)	1,530,069
Cash received from HSC disposal	324,102	-
Net cash used in continuing investing activities	(48,855,320)	(8,938,260)
Net cash used in discontinued investing activities	-	-
Net cash used in investing activities	(48,855,320)	(8,938,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to officers	(106,240)	511,666
Proceeds from Treasury stock sold	-	55,933
Payment to previous owner of acquired mine	-	(4,342,510)
Net cash provided by (used in) continuing financing activities	(106,240)	(3,774,911)
Net cash provided by (used in) discontinued financing activities	-	-
Net cash provided by financing activities	(106,240)	(3,774,911)

Effect of exchange rate changes on cash and cash equivalents	545,695	1,818,295

INCREASE IN CASH AND CASH EQUIVALENTS	(1,355,568)	217,709
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,565,084	3,547,953
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,209,516	$3,765,662

SUPPLEMENTAL INFORMATION
INTEREST PAID	$201,952	$43,216
INCOME TAX PAID	$539,101	$580,334

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payable to DaPing shareholders	$-	$11,045,999

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business

L & L Energy, Inc. (“L&L” or the “Company”) is a Nevada corporation headquartered in Seattle, Washington. The Company’s China operations are based in Beijing, and its Taiwan operations are based in Taipei. The Company, which was founded 18 years ago in 1995, is an energy company.  The Company’s China operations focuses on coal and its Taiwan operations focus on clean energy. For the second quarter ended October 31, 2013, coal sales are generated entirely in China from coal mining, clean coal, coal wholesale and coal washing operations. At the present time, the Company conducts its coal (energy) operations in Yunnan and Guizhou provinces located in Southwest China.

As of October 31, 2013, the Company has the following subsidiaries or operations in China:

•           Kunming Biaoyu Industrial Boiler Co., Ltd (KMC), which owns/controls coal wholesale operations, L&L Coal Partners (the “2 Mines” or “LLC”), which owns/controls two coal mining operations (DaPuAn Mine and SuTsong Mine) and DaPuAn Mine’s coal washing operations; KMC also owns BaoXing Economic Trade Co. which is in wholesale operations,

•           Yunnan L&L Tai Fung (“Tai Fung”), which owns/controls SeZone County Hong Xing Coal Washing Factory (“Hong Xing”) as well as coal wholesale and distribution operations. It also has access to a third party washing facility which it does not own. Hong Xinghas been idled from the end of June 30, 2013.

•           Wei She Coal Mine (“WeiShe”),

•           DaXing L&L Co. Ltd.,

•           GuizhouLiWei Coal Co. Ltd.,

•           LaShu Coal Mine (“LaShu”),

•           LuoZhou Coal Mine (“LuoZhou”),

•           L&L (Taiwan) Energy Ltd.,

•           Beijing LiWeiJia Energy Technology. Ltd., and

•           GuiZhouDaFuYuan Coal Co. Ltd. (“DaFuYuan”).

Basis of Presentation

The consolidated financial statements include the accounts of L & L Energy, Inc. and its affiliates. All intercompany transactions, profits and balances have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

The accompanying unaudited consolidated financial statements of L&L have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended April 30, 2013, as reported in Form 10-K, have been omitted.

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

New Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) and the London Interbank Offered Rate (LIBOR) swap rate are considered as  Benchmark Interest Rate for Hedge Accounting Purposes.  Section 815-20-25-6, hedges involving the benchmark interest rate are addressed in paragraph 815-20-25-12(f) for fair value hedges) and paragraph 815-20-25-15(j) for cash flow hedges.  This amendment is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The Company adopted this guidance effective July 17, 2013 and the Company does not expect the implementation will have a material impact on its consolidated financial statements.

NOTE 3. BUSINESS COMBINATIONS

Acquisitions

For the year ended April 30, 2013, the Company acquired two businesses in the mining industry. The Company has been actively acquiring smaller coal companies who lack the capital and/or management expertise to maximize growth and safety. The Company will continue to seek opportunities to purchase other mining operations as well as coal washing and coal coking operations. The Company expects to realize operating synergies from each of the transactions, or the acquired operation has created, or will create, opportunities for the acquired entity to sell its services to our customers. Both of these factors resulted in a purchase price that contributed to the recognition of goodwill. The acquisitions are summarized as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Form of Consideration
LaShu Coal Mine	November 18, 2012	15	Cash/Property
LuoZhou Coal Mine	November 18, 2012	$22	Cash/Property

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

A brief description of each acquisition is as follows:

LuoZhou Coal Mine (“LuoZhou”) and LaShu Coal Mine (“LaShu”)

On November 18, 2012, the Company completed the acquisitions of the LuoZhou and LaShuCoal Mine when it entered into the Equity Ownership Transfer Agreement (the “Agreement”) with Guizhou Union Energy, Inc., a Chinese corporation (“Union”) and Guizhou Union Capital Investment Holding Co., Ltd., a Chinese corporation (“Union Capital”), to purchase 95% of the equity ownership interest of both LuoZhou and LaShuCoal Mine.

Under the Agreement, the purchase price for 95% of the ownership interest in both LuoZhou and LaShuCoal Mine was approximately RMB $233.3 million (equivalent to US$37.1 million). The purchase price for 95% of the ownership interest in LuoZhou was about RMB $140.5million (equivalent to US$22.3 million)and the purchase price for 95% of the ownership interest in LaShu Coal Mine was about RMB $92.9 million (equivalent to US$14.8 million), and both of these two mines (LuoZhou and LaShu) will be paid together by a cash outlay of approximately US $1.7 million and the transfer of the Company's interests in Zonelin Coking Plant (98%) and the DaPing Coal Mine (60%)which were valued at about $12.4 million and $23.0 million respectively.  LuoZhou Coal Mine has $27 million tons of reserves. LaShu Coal Mine has $7.2 million tons of reserve.

Divestiture

Sale of HSC

In late 2009 to early 2010, the Company determined that it was in the best interest of the Company to expand on other prospective acquisitions that would provide a better return to its stockholders.  Therefore, on April 18, 2010, the Company entered into an Equity Sale and Purchase Agreement (the “Equity Sale Agreement”) with Guangxi Liuzhou Lifu Machinery Co., Ltd., whereby the Company sold its 93% equity ownership interest in HSC (Hon Shen Coal Co., Ltd.) for RMB $41,000,000 (equivalent to approximately US$6,000,000).  Guangxi Liuzhou Lifu Machinery Co., Ltd. assumed the obligation of the Company to pay to HSC RMB $23,800,000 (equivalent to approximately US$3,485,300) that remained payable to HSC pursuant to the December Agreement.  Guangxi Liuzhou Lifu Machinery Co., Ltd. also agreed to pay the remaining balance of RMB $17,200,000(equivalent to approximately US$2,514,700) to the Company in three installments, (1) RMB $3,440,000 (approximately US$502,940) within six months of the sale, (2) RMB $5,160,000 (approximately US$754,410) between six months and twelve months after the sale, and (3) RMB $8,600,000 (approximately US$1,257,350) between twelve and twenty-four months after the sale.  Pursuant to the Equity Sale Agreement, if Guangxi Liuzhou Lifu Machinery Co, Ltd does not make such scheduled payments, a penalty of 1% of the applicable payment will be assessed for any deadline that is missed.  Additionally, interest of 3.5% per annum of the applicable payment will be assessed as of the day after the applicable payment date.  The portions of the purchase price that are due within twelve months after the sale (i.e., the first two installments) are included as “Other receivables” on the Company’s consolidated balance sheets and the portion of the purchase price due within 24 months of the sale (i.e., the third installment) is included as a “Long-term receivable” on the Company’s consolidated balance sheets. The Company recorded US$834,181 as income from discontinued operations and recognized a gain of US$1,017,928 on the sale on April 18, 2010.As of October 31, 2013, the outstanding receivable from the sale of HSC was US$224,453, which is expected to be received before April 30, 2014.

Sale of Ping Yi Mine

After the consideration of several factors including its continuing development strategies, the Company made the determination to dispose of the Ping Yi Mine.  On April 30, 2012, the Company entered into an Equity Sale and Purchase Agreement with Mr. Zhang, the previous owner of Ping Yi Mine, whereby the Company sold its 100% equity ownership interest in Ping Yi Mine for RMB $196,000,000, approximately US $31,000,000.  The payment was agreed to take the form of receipt with payment in two parts: (1) through receipt of coal extracted from the Ping Yi Mine subsequent to the disposal, including priority receipt of future coal from the Ping Yi Mine at a 5% discounted price compared to the market price until 70% of the payment is received; (2) through receipt of the use of Ping Yi Mine’s washing facilities subsequent to disposal, including  usage fees charged at a 3%~5% discounted price compared to the market price until 30% of the payment is received. The terms of the agreement state that full payment must be received within five years, and that 70% of total receipts must occur by the end of year three.  As of October 31, 2013, the Company received total payment of $1,997,626 as coal washing facilities service during this quarter.

The Company recorded $408,020 as income from discontinued operations for the year-ended April 30, 2012. Additionally, the Company recorded $3,183,786 of costs to dispose related to the provision of discounting the estimated receipt of the payment over the payment term (refer to Note 5 and 11).

Sale of DaPing Coal Mine

After the consideration of several factors including continuing development strategies, the Company made the determination to dispose of the DaPing Mine. On November 18, 2012, the Company decided to purchase two coal mines, which are LuoZhou and LaShu mines by making a swap of the 60% equity interest in DaPing Mine and 98% equity interest in ZoneLin Coking Plant. The fair value of the 60% equity interest in DaPing was approximately $ 23 million, including $0.5 million on assets write-up per fair value measurement. The Company has no continuing involvement in the disposed business.

Sale of ZoneLin Coking Plant

After the consideration of several factors including continuing development strategies, the Company made the determination to dispose of the ZoneLin Coking Plant. On November 18, 2012, the Company decided to purchase two coal mines, which are LouZhou and LaShu Mines by making a swap of the 60% equity interest in DaPingMine and 98% equity interest in ZoneLin Coking Plant. The fair value of the 100% equity interest in ZoneLin was RMB 77,786,000 (approximately $ 12.4 million, including $2.7 million on assets write-up per fair value measurement). The Company has no continuing involvement in the disposed business.

NOTE 4. PREPAID AND OTHER CURRENT ASSETS

Cash advances are made to coal suppliers to guarantee a certain delivery of coal to the Company at a specified time and price. Since the demand for coal is high, the Company enters into agreements with these suppliers, with cash deposits, to ensure a constant supply of coal to our washing facilities. By signing purchase agreements with suppliers which provide for the payment of deposits over a certain period of time, we ensure that our suppliers will deliver their coal in a timely manner. Certain agreements impose penalties on the suppliers for non-compliance.

On June 10, 2013, we entered into an agreement for the prepayment of 25,000,000 RMB worth of coal with Guizhou Qian Hong Mining Resource Consulting Services, Ltd. (“Qian Hong”). On August 14, 2013, Ironridge Global IV, Ltd (“Ironridge”) agreed to complete the payment for us in exchange for free trading shares. The details of our transaction with Ironridge can be found below in NOTE 25, “Ironridge Transaction.” On August 20, 2013, pursuant to the Ironridge Transaction, Ironridge completed its payment to Qian Hong. As of October 31, 2013, the company received approximately 13% of the total amount under the prepayment agreement from Qian Hong Mining.

Additionally, the Company provides advances to employees for them to handle incidents in our mining operations as well as washing expansion projects as these facilities are far away from our operating center in Kunming and Guiyang.  There were no advances to officers or directors.

During this quarter, the company paid a total of $2.7 million which has a current portion of $0.3 million for renting land to mine coal. This total payment will be amortized in 10 years period.

Prepaid expenses and other current assets consisted of the following:

Description	October 31, 2013	April 30, 2013
Advances to suppliers	$25,463,002	$22,128,001
Advances to employees	943,377	515,867
Prepaid rent	278,445	-
Other	16,522	495,888
Prepaid and other current assets, total	26,701,346	23,139,756
Less: Allowance for unrecoverable advances	(904,750)	-
Prepaid and other current assets, net	$25,796,596	$23,139,756

NOTE 5. OTHER RECEIVABLES

Other receivables consisted of the following:

Description	October 31, 2013	April 30, 2013
Short-term loans to business associates	$-	$3,646,838
PYC receivable-current (Note 3)	3,338,093	7,094,403
HSC receivable - current (Note 3)	224,453	750,703
Other	574,333	1,403,360
Total	$4,136,879	$12,895,304

The Company made short-term loans to business partners in order to develop a long-term business relationship.  Such loans are considered consistent with accepted business practices in China.  These business partners are suppliers to our Company and we believe that these loans result in securing adequate supplies for the expansion of production capacity in our mines. As more fully discussed in Note 3, the Company sold its 100% equity ownership interest in Ping Yi Mine for RMB $196,000,000, approximately US $31,200,000 on April 30, 2012. The estimated receipt of payment is expected to generally occur within a five-year period, in accordance with the contract. As such, a valuation allowance was recorded to reflect the net present value of the payments during that period at a rate of 5%, which is with reference to the discount explicit in the agreement. The initial recording of this discount resulted in the recognition of a cost of disposal in the period when the disposal incurred, which will be accreted as interest income by effective interest method over the life of the agreement. As of October 31, 2013, the receivable related to the disposal of the Ping Yi Mine, net of discount, amount to a total of $12,441,007 with a current portion of $3,338,093.

NOTE 6.  INVENTORIES

Inventories primarily consist of coal located at facilities owned by LLC, DaXing, KMC, WeiShe, Tai Fung, LuoZhou and LaShu.  Inventories consisted of the following:

Description	October 31, 2013	April 30, 2013
Raw coal	$589,958	$2,115,833
Fine coal	5,950,878	4,010,302
Other (Raw materials, low-value consumable)	1,551,601	1,028,409
Total	$8,092,437	$7,154,544

NOTE 7. PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT COSTS

Property, plant, equipment and mine development costs consisted of the following:

Description	October 31, 2013	April 30, 2013
Mine development costs	$153,821,199	$115,014,678
Mineral rights	44,229,338	43,677,912
Building and improvements	6,744,337	6,119,213
Machinery and equipment	25,810,605	24,232,999
Asset retirement costs, net	3,088,869	3,077,883
Property, plant equipment and mine development costs, total	233,694,348	192,122,685
Accumulated depreciation and amortization	(23,110,500)	(18,713,197)
Property, plant equipment and mine development cost, net	$210,583,848	$173,409,488

Mineral rights represent the exclusive right, granted by the Chinese government, to operate the five mines, namely DaPuAn, SuTsong, WeiShe, LuoZhou, and LaShu. The rights were acquired during the first quarter of 2008 as a result of the acquisition of the “2 Mines” on May 1, 2008 and on November 1, 2009, the acquisition of the WeiShe on February 3, 2012 and the acquisition of LuoZhou and LaShu on November 18, 2012, respectively.

The depreciation method used is based on two types of assets:

a. For fixed assets related to production, the Company use unit of production method

b. For all other assets, the Company use straight-line method

Depreciation expense was $2,077,997 and $4,120,397 for the three and six months ended October 31, 2013 respectively.

Depreciation expense was $1,910,248 and $3,460,024 for the three and six months ended October 31, 2012 respectively.

Amortization expense of asset retirement cost was $25,685 and $17,337 for the six months ended October 31, 2013 and 2012.

NOTE 8.  CONSTRUCTION IN PROGRESS

Construction-in-progress includes mine development costs, ventilation and electrical system improvements, building of staff quarters, and construction of a sewage treatment system and road expansion for the washing facilities. Construction-in-progress was $41,885,124 and $34,679,059 as of October 31, 2013 and April 30, 2013, respectively.

NOTE 9.  INTANGIBLE ASSETS

Intangible assets consist of customer relationship and technology assets, and are being amortized over a period of 7 years.  Amortization expense for these assets was $38,464 and $47,059 for the six months ended October31, 2013 and 2012, respectively.

Intangible assets consisted of the following:

Description	October 31, 2013	April 30, 2013
Technology	$75,684	$74,732
Land right	823,385	160,165
Customer relationship	48,413	47,803
Intangible assets, total	947,482	282,700
Accumulated amortization	(107,288)	(67,817)
Intangible assets, net	$840,194	$214,883

Land rights are related to the acquisition of the LuoZhou and LaShu mines.

The amortization schedule for the upcoming five years is as below (amount in thousands):

Remainder of Fiscal 2014	$50
Fiscal 2015	101
Fiscal 2016	101
Fiscal 2017	101
Thereafter	487
Total	$840

NOTE 10. PREPAID AND OTHER ASSETS, NON-CURRENT

Other assets represent the long-term restricted cash and the long-term prepayment. The long-term restricted cash is amounting to  $3,490,486 in bank deposits as of October 31,2013 in which $3,000,000 is required to be held as collateral for a convertible note payable (see Note 17).  $2,436,400 is the long-term portion of the prepayment for land rental.

NOTE 11.  LONG-TERM RECEIVABLE

As more fully disclosed in Note 3 and Note 5, the Company has recorded a long-term receivable related to the disposal of the Ping Yi Mine, as of October 31, 2013, is of $12,441,007, net of a present value discount of $3,183,786.The current portion of this balance is $3,338,093, which is included in other receivables on the accompanying consolidated balance sheets.

NOTE 12.  RELATED PARTY TRANSACTIONS

Related Party Notes Receivable

The Company loaned money to various entities that have non-controlling interest with the Company.

In here, we define “Control” interest is defined as effective management control of the business entity or minimum 50% ownership.  “Non-controlling interest”, sometimes referred to as minority equity interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

The associates normally refer to business partners such as suppliers, customers, or people or party associated with our business entity.  For the purpose of this disclosure, there is no distinction between having “non-controlling interests with the Company” and “the Company having an interest in that third party”.

Related party transactions consist of due from related party, related party note receivables, related party payables, and due to officers.

Due from related party consisted of the following balances at October 31, 2013 and April 30, 2013:

Related parties	October 31, 2013	April 30, 2013
ShiZong HengTai	$4,829,408	$3,156,580
Kunming Kenandi Technology Development Co., Ltd.	553,476	277,922
Total	$5,382,884	$3,434,502

Related party notes receivable consists of the following balances at October 31, 2013 and April 30, 2013:

Borrowers	October 31, 2013	April 30, 2013	Maturity	Collateralized by
Associates to SuTsong	$2,932,906	2,895,990	Various dates	Mine Assets
Associates to DuPuAn	953,465	982,295	Various dates	Mine Assets
Associates to TaiFong	418,766	359,430	Various dates	Mine Assets
Total related party notes receivable (current)	$4,305,137	4,237,715

Related Party Payable

Related party payable consisted of the following balances at October 31, 2013 and April 30, 2013:

Description	October 31, 2013	April 30, 2013
Payable to previous owners of DaPing Coal Mine	$-	$507,973
Payable to Robert Lee	1,647,933	1,647,933
ShiZong Heng Tai	-	1,000,886
Kunming Kemandi Technology Development Co.	-	111,899
Payable to Union Energy (non-controlling interest holder of LuoZhou, LaShu and Weishe Mines)	9,138,281	3,540,107
Total Payable - Related Parties (current)	$10,786,214	$6,808,798

The payable to Union Energy (non-controlling interest holder of WeiShe, LuoZhou and LaShu mines), is not collateralized by any assets of the Company.

Due to Officers and Directors

Due to officers consisted of the following balances at October 31, 2013 and April 30, 2013:

Due to officer	October 31, 2013	April 30, 2013
Dickson Lee	$1,149,641	$1,179,640
Clayton Fong	64,791	64,791
Shirley Kiang*	-	60,000
Total due to officers/directors	$1,214,432	$1,304,431

*No longer a director as of September 1, 2012

Through the Ironridge debt settlement (NOTE 25), $800,000 due to Dickson Lee was repaid by Ironridge.

NOTE 13.  ASSET RETIREMENT OBLIGATION

With respect to the DaPuAn and SuTsong mines, the Company estimates the asset retirement obligation at a rate of 3 RMB per ton based on total reserves at the end of the useful lives of the mines. The Company expects to extract approximately 10 million tons of coal over the expected useful lives (29 and 17 years for DaPuAn and SuTsong Mine, respectively).  The interest rate used in the net present value calculation is 7%.

As for the WeiShe mine, which was acquired in February 2012, management estimates the asset retirement obligation at a rate of 3 RMB per ton based on total reserves at the end of the useful lives of the mine. The Company expects to extract approximately 19 million tons of coal over the expected useful life of thirty years. The interest rate used in the net present value calculation is 8%.

The LuoZhou and LaShu mines were acquired by the Company in November 2012. According to the mine reservation report, management expects to extract approximately 26.6million tons of coal and 7 million tons of coal from LuoZhou and LaShu over the remaining 30 years, respectively. LuoZhou Mine and LaShu Mine relocated in Guizhou Province and the management estimates the asset retirement obligation at a rate of 3RMB per ton based on total reserves at the end of the useful lives of the mines. The interest rate used in the net present value calculation of LaShu and LuoZhou mines were 29.06% and 27.01%, respectively.

During the quarter ended July 31, 2010, the Company revised the forecasted cash flows used for the net present value calculations for the DaPuAn and SuTsong mines. The revisions to estimated cash flows pertain to revisions in the estimated amount and timing of required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages and third-party unit costs as of July 31, 2010. The Company based these estimates on historical and anticipated results and trends and on various other assumptions that the company is reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates. The Company evaluated the forecasted cash flows as of October 31, 2013, and no revision was deemed necessary.

The following is a summary of the change in the carrying amount of the asset retirement obligation during the period ended October 31, 2013 and the year ended April 30, 2013.

Description	October 31, 2013	April 30, 2013
Beginning balance	$3,616,643	$2,459,352
Liabilities incurred during the period	-	1,619,386
Liabilities settle during the period	-	(686,519)
Accretion of interest	189,191	224,424
Ending balance	$3,805,834	$3,616,643

NOTE 14.  OTHER PAYABLES

Other payables consisted of the following:

Description	October 31, 2013	April 30, 2013*
Payable to business partners	$3,241,802	$3,578,082
Resource surcharge payable of the WeiShe Coal Mine	13,658,934	13,487,011
Payable to business associates	6,898,580	4,308,742
Total other payables	$23,799,316	$21,373,835

None of these payables are collateralized by any assets of the Company.

NOTE 15.  TAXES PAYABLE

Taxes payable consisted of the following:

Description	October 31, 2013	April 30, 2013
VAT Payable	$5,370,514	$5,258,999
Income Tax Payable (1)	12,153,291	9,176,652
Other Taxes Payable (2)	3,305,353	3,356,961
Total Tax Payable	$20,829,158	$17,792,612

(1) For China
(2) Other Taxes Payables mainly include resources tax payable and business tax payable in China

NOTE 16.  BANK LOANS

On March 19, 2013, the Company entered a Business Loan Agreement with East West Bank of California, USA for a principal amount of $2,500,000, net of a bank fee of $15, at fixed rate of 1.545%. This is revolving line of credit loan to the Company for $2.5 million due on March 18, 2014. The collateral for the amount is a CD of $2,500,000 deposited with the lender. Mr. Dickson V. Lee, Chairman and CEO of the company, acts as guarantor to the loan.

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

On December 10, 2012, the Company recorded a derivative liability of $2,643,191 for the embedded conversion feature of the Convertible Note which was valued at $2,355,390 and the Investor Warrants which was valued at $287,801 and offset to an unamortized debt discount totaled $2,643,191. The debt discount will be amortized using effective interest method over 24 months. As of April 30, 2013, the Company amortized debt discount $218,404 and $385,452 as interest expense in the consolidated statements of comprehensive income for the three months and six months ended October 31, 2014, respectively.

Pursuant to the Convertible Note, the Company agreed to establish an account with an agent designated by Phoenician and fund the account with payments from the note receivable from Bowie Resources LLC as collateral. (See Note 10) In addition, the Company agreed to file a registration statement to cover 100% of the common stock underlying the Investor Warrants to ensure Phoenician will have freely trading shares six months after shares issuance under the 144 Rule. The Company agreed to pay the one percent in common stock of the face amount of the Investor Warrants for every thirty day period, or portion thereof not declared effective within one hundred eighty days of closing, subject to a maximum of six percent if the Company shares cannot be freely traded after six months of shares issuance under the 144 Rule.

As of October 31, 2013, the outstanding balance of Convertible Note was $3,000,000 and none of the Investor Warrant shares have been exercised and therefore no common shares have been issued under the Rule.  The Company paid monthly interest on the Convertible Note.

In connection with the Convertible Note, the Company initially recorded $180,000 loan origination fee as deferred loan cost and amortized over 24 months using the effective interest method. In addition, the Company prepaid six months interest totaled $180,000 and recorded as prepaid interest.  The Company amortized loan cost of $22,516 and $44,857 as interest expense for the three months and six months ended October 31, 2013, respectively.

During the six months ended October 31, 2013, the fair value of the derivative instruments liability decreased by $3,633,186. This was recorded as unrealized gain on fair value of derivative instruments as non-cash expense in the accompanying consolidated statements of comprehensive income.

Activity for derivative instruments liability during the quarter ended October 31, 2013 was as follows:

	April 30, 2013	Activity During quarter	Increase(Decrease) in Fair Value of Derivative Liability	October 31, 2013
Derivative instruments	$4,594,912	$-	$(3,633,186)	$961,726

The following is a summary of the assumptions used in the Lattice model as of the initial valuations of the derivative instruments issued during the quarter ended October 31, 2013 and the year ended April 30, 2013:

	October 31, 2013	April 30, 2013
Common stock issuable upon exercise of warrants and conversion of notes	$2,221,926	$2,221,926
Market value of common stock on measurement date	1.42	3.87
Risk free interest rate	0.10-0.31%	0.24-0.33%
Warrant and convertibles lives in years	1-2	2-3
Expected volatility (3)	85-97%	68-72%
Expected dividend yields (4)	0%	0%

NOTE 18.  INCOME TAXES

Our effective tax rates were approximately 29% and 10% for the three months ended October 31, 2013 and 2012, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates, and the Company has net operating loss carry-forwards available to offset current and future taxable income.

NOTE 19.  STOCKHOLDERS’ EQUITY

Stock Issued for Compensation:

For the six months ended October 31, 2013, the Company issued 155,334 shares of common stock to a board member with the share value of $582,500.

For the three months ended October 31, 2013, the Company issued 519,995 shares of common stock to an officer with the share value of $1,612,460.

For the three months ended October 31, 2013, the Company issued 54,462 shares of common stock to employees with the share value of $200,404.

For the three months ended October 31, 2013, the Company issued 8,000 shares of common stock with the share value of $12,860 to an advisor.

For the six months ended October 31, 2013, the Company issued 539,995 shares of common stock to an officer with the share value of $1,685,260.

For the six months ended October 31, 2013, the Company issued 180,000 shares of common stock to employees with the share value of $678,854.

For the six months ended October 31, 2013, the Company issued 140,000 shares of common stock with the share value of $34,760 to an advisor.

Share Issued for Ironridge Settlement

During the three months ended October 31, 2013, the Company issued a total of 5,933,779 shares of common stock to Ironridge Global IV, Ltd (“Ironridge”) as debt settlement, of which 1,079,915 shares was returned and cancelled.  The Company valued the net shares of 4,853,863 at the current trading price (between $2.86-$1.26) on the various issuance dates for a total value of $11,116,200.  The Company recorded the excess of the fair value of the shares over the debts settled of $6,101,488 as loss on debt settlement. (NOTE 25).

Treasury Stock:

As of October 31, 2013, the Company recovered zero shares of its common stock and owned a total of 286,595of its own shares.

NOTE 20.  WARRANTS

Warrants Issued for Compensation

During the six months ended of October 31, 2013, the Company had no warrant issued or exercised for compensation.

Following is a summary of the status of warrants outstanding at October 31, 2013:

Type of Warrants	Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Directors - Class E	$3.00	185,916	1.24	$3.00
Non-employee	$2.25-9.51	12,000	0.62	$3.43
Total		197,916	1.20	$3.03

Warrants Issued to Investors

On November 12, 2012, the Company issued 683,003 and 64,786 of four years warrants to lenders. The warrants excise prices are $2.10 and $1.92. The warrants are exercisable immediately.

On May 23, 2013, the Company issued warrants to purchase 232,558 shares of common stock to a lender. The warrants’ excise price is $4.30 and it is exercisable immediately.

During the six months ended October 31, 2013, the Company has no warrant issued or exercised to investors.

The table below is a summary of all warrants activity as of October 31, 2013:

Warrants Roll-forward Summary

	Units	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
Outstanding at April 30, 2013	1,956,075	$3.03	2.61
Issued	232,558	4.30	3.81
Exercised	-	-	-
Expired	-	-	-
Outstanding at July 31, 2013	2,188,633	3.17	2.51
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at October 31, 2013	2,188,633	$3.17	2.26
Exercisable at October 31, 2013	2,188,633	$3.17	2.26

NOTE 21.  NON-CONTROLLING INTEREST

As described in Note 1 to the consolidated financial statements, the Company has the majority controlling interest of L&L Coal Partners (2coal mining operations), Tai Fung, WeiShe, LuoZhou and LaShu. During the fiscal year 2010, the Company increased its ownership interest in L&L Coal Partners to 80% from 60% at April 30, 2009. The equity related to non-controlling interest as of July31, 2013 represents 20% third party interest in L&L Coal Partners, 2% third party interest in Tai Fung, 49% third party interest in WeiShe, 5% third party interest in LuoZhou and 5% third party interest in LaShu. The non-controlling interest in WeiShe is measured at fair value at the acquisition date, with a discount rate 16% which reflected the factor for lack of marketability.

Below is a schedule of changes in ownerships interest as of October 31, 2013 and April 30, 2013:

	October 31, 2013	April 30, 2013
Beginning balance	$42,151,205	$43,431,399
Non-controlling interest related to acquisitions	370,864	1,598,799
Translation	566,911	418,542
Net income related to non-controlling interest	5,437,688	10,800,403
Non-controlling interest related to disposal	-	(14,097,938)
Ending balance	$48,526,668	$42,151,205

NOTE 22.  EARNINGS PER SHARE

The Company had common shares, warrants and stock options issued and outstanding as of October 31, 2013.  Under the treasury stock method, the Company computed the diluted earnings per share as if all issued warrants, options and convertible debt were converted to common stock and cash proceeds were used to buy back common stock. The exercised prices of warrants and options are greater than fair market price.

	For the Three Months Ended October 31		For the Six Months Ended October 31
	2013	2012	2013	2012
EPS numerator:
Net income from continuing operating, net of income taxes	$4,176,993	7,591,376	$17,603,990,	13,598,843
Less: Net income attributable to non controlling-interests	2,764,456	1,949,832	5,437,688	3,327,195
Income from continuing operations attributable to common stockholders	1,430,537	5,641,544	12,166,302	10,271,648
Income from discontinued operations, net of income taxes	-	2,101,397	-	3,657,762
Net income attributable to common stockholders	$1,430,537	7,742,941	$12,166,3029	13,929,410
EPS denominator:
Weighted average shares outstanding — basic	42,462,474	36,988,915	40,337,131	37,569,600
Effect of dilutive shares	1,948,850	-	2,408,522	-
Weighted average shares outstanding — diluted	44,411,324	36,988,915	42,745,653	37,569,600
Basic EPS attributable to common stockholders:
Income from continuing operations	0.03	0.15	0.30	0.27
Income from discontinued operations	-	0.06	-	0.10
Net income attributable to common stockholders	$0.03	0.21	$0.30	0.37
Diluted EPS attributable to common stockholders:
Income from continuing operations	0.03	0.15	0.28	0.27
Income from discontinued operations	-	0.06	-	0.10
Net income attributable to common stockholders	$0.03	0.21	$0.28	0.37

NOTE 23.  COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company held operating lease in the Seattle office, Beijing office, Guizhou office and Taiwan office. The leases of the Seattle office and Beijing office expire in March 2014 and December 2014.  The leases of the Guizhou office and Taiwan office both expire in February 2014.The non-cancelable operating lease agreement requires that the Company pay certain operating expenses, including management fees to the leased premises. The future minimum rental payments in less than a year and in greater than a year are $267,195 and $308,461, respectively.

Legal Matters

We are not currently a party to any legal proceedings in material nature and we are not aware of any material pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us, other than the legal proceeding described below:

On August 26, 2011, a federal securities law class action complaint was filed against the Company, certain officers and directors (i.e., Dickson V. Lee and Ian G. Robinson) and a former officer (i.e., Jung Mei (Rosemary) Wang) in the United States District Court, Western District of Washington at Seattle on behalf of a proposed class of all persons who purchased the common stock of the Company during the period August 13, 2009 through August 2, 2011, inclusive, and who were damaged thereby (the “Washington Securities Class Action”), alleging that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934  by filing materially  false and misleading public statements August 2009 to July  2011. On December 15, 2011, the court appointed Gregg Irvin as lead plaintiff, and plaintiff filed an amended complaint and a second amended complaint on February 8 and March 2, 2012, respectively, naming four other current and former directors as defendants (i.e., Shirley Kiang, Robert Lee, Dennis Bracy and Robert Okun).

On November 4, 2011, a complaint was filed by Larew P. Stouffer, in a shareholder derivative suit on behalf of the Company, which is a  nominal defendant, against certain of its then existing officers and/or directors (i.e., Dickson V. Lee, Norman Mineta, Ian G. Robinson, Robert W. Lee, Shirley Kiang, Dennis Bracy, Syd S. Peng) and certain former officers and/or directors (i.e., Edward L. Dowd, Andrew M. Leitch, Robert Okun, Joseph J. Borich, Jung Mei Wang and David Lin) in the First Judicial District Court of the State of Nevada for Carson City (the “Nevada Derivative Suit”)alleging that the defendants breached fiduciary duties to the Company and its shareholders, wasted corporate assets, were unjustly enriched , and committed other wrongful acts.

On November 15, 2011, a complaint was filed by Russell L. Bush,  in a shareholder derivative suit on behalf of the Company, which is a  nominal defendant, against its then existing directors (i.e., Dickson V. Lee, Norman Mineta, Ian G. Robinson, Robert W. Lee, Shirley Kiang, Dennis Bracy, Syd S. Peng) in the United States District Court, Western District of Washington at Seattle (“Washington Derivative Suit”), alleging that the defendants breached fiduciary duties and were unjustly enriched.

The Company has notified our insurance carrier of the Washington Securities Class Action and the Washington and Nevada Derivative Suits. The Company has also retained outside legal counsel.

On April 23, 2012, the Company and Dickson V. Lee and Ian G. Robinson filed a motion to dismiss the Washington Securities Class Action.  Proceedings in the Washington Derivative Suits were stayed pending the court’s ruling on the motion to dismiss.

On December 3, 2012, the United States District Court, Western District of Washington at Seattle granted the Company’s motion to dismiss the Securities Class Action lawsuit without prejudice, and gave plaintiff thirty days in which to seek the court’s permission to file another  amended complaint.

On January 2, 2013, plaintiff filed a motion for leave to file an amended complaint.  Pursuant to a stipulation of the parties, the court granted such leave, and on February 4, 2013, plaintiff filed a third amended complaint in the Washington Securities Class Action on behalf of a proposed class of all persons who purchased the common stock of the Company during the period August 13, 2009 through August 2, 2011, inclusive, and who were damaged thereby, against the Company, certain officers and/or directors (i.e., Dickson V. Lee and Ian G. Robinson) and a former officer (i.e., Jung Mei (Rosemary) Wang), alleging that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by filing materially false and misleading reports and financial statements with the SEC from August 2009 to July 2011.

Proceedings in the Washington and Nevada Derivative Suits continued to be stayed pending the court’s ruling on the second motion to dismiss.

On December 3, 2013, the United States District Court, Western District of Washington at Seattle denied the defendants’ second motion to dismiss.  The court has not yet issued a case scheduling order in the Washington Securities Class Action and there is no trial date.

The Company believes that the Washington and Nevada Securities Class Action and the Washington Derivative Suits are without merit and intends to defend them vigorously.

On September 23, 2013, a federal securities law class action complaint was filed against the Company, and certain officers and directors (i.e., Dickson V. Lee, Ian G. Robinson and Clayton Fong) in the United States District Court, Southern District of New York on behalf of a proposed class of all persons who purchased common stock of the Company during the period September 11, 2012 through September 18, 2013, inclusive, and who were damaged thereby (the “New York Securities Class Action”), alleging that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by filing materially false and misleading public statements from September 2012 to September 2013.  On November 22, 2013, the plaintiff and several other proposed plaintiffs filed motions for appointment as lead plaintiff and counsel.  The court set a status conference for December 20, 2013 to consider the motions.

On October 18, 2013, a complaint was filed by Joseph D, Bessent, in a shareholder derivative suit on behalf of the Company, which is a nominal defendant, against certain of its then existing officers and/or directors (i.e., Dickson V. Lee, Syd S. Peng, Mohan Datwani, Jingcai Yang, James Schaeffer, and Joseph Borich) in the Superior Court for the State of Washington in King County, Washington (the “Bessent Derivative Suit”), alleging that the defendants breached fiduciary duties to the Company and its shareholders and committed other wrongful acts.

On December 9, 2013, a complaint was filed by Jay Finkelstein, in a shareholder derivative suit on behalf of the Company, which is a nominal defendant, against certain of its current and former officers and/or directors (i.e. Dickson V. Lee, Norman Mineta, Shirley Kiang, Ian Robinson, Dennis Bracy, Edward L. Dowd, Jr., Robert W. Lee, Robert A. Okun, Andrew M. Leitch, Edmund Moy, Dr. Syd S. Peng, Clayton Fong, Jungcai Yang, Mohan Datwani, Joseph Borich, and James Schaeffer) in the United States District Court, Western District of Washington at Seattle (the “Finkelstein Derivative Suit”), alleging that the defendants breached fiduciary duties to the Company and its shareholders and committed other wrongful acts.

The Company has notified our insurance carriers of the New York Securities Class Action, the Bessent Derivative Suit, and the Finkelstein Derivative Suit. The Company has retained outside legal counsel.

The Company believes that the New York Securities Class Action, the Bessent Derivative Suit, and the Finkelstein Derivative Suit are without merit and intends to defend them vigorously.

The Company is unable to estimate the amount or range of any potential loss in the event of an unfavorable outcome in any of the aforementioned legal proceedings.  As such, as of October 31, 2013, the Company has not accrued any liability in connection with potential losses from legal proceedings.

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

Concentrations

For the six months ended October 31, 2013, we had three major customers who purchased 38% of the Company’s total sales, and represented $10,360,075 of accounts receivable balance in total as of October 31, 2013. In addition, we had three major suppliers who provided 39% of our total purchases, and the relevant account payable had been paid off as of October 31, 2013.

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

On September 16, 2013, our Board of Directors adopted the 2013 Stock Incentive Plan (the “2013 Plan”), which was approved by our shareholders at our annual meeting of the shareholders held on the same date. As the end of October, 2013, the Company has not filed S-8 Registration Statement. The Stock Incentive Plan authorizes the Board of Directors or one or more of its members to grant options to eligible individuals to purchase shares of common stock in our Company to eligible individuals.  Eligible individuals may be employees, non-employee members of the Board or the board of directors of any Parent or Subsidiary, and consultants who provide valuable service to us or our Parent or Subsidiary. Options to purchase Common Stock may be incentive stock options, stock units, stock appreciation rights or non-statutory stock options as determined by the Board of Directors or its delegate. 5,500,000 shares of common stock were reserved for issuance.

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

During the six months ended of October 31, 2013, the Company has issued 248,000 stock options as board compensation and no stock option was exercised.

The following table displays the weighted average assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the first quarter ended October 31, 2013:

October 31, 2013
Dividend yield	-
Risk-free interest rate	3.33%
Expected volatility	100.25%
Expected lives	5 years

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

The following summarizes pricing and term information for options outstanding as of October 31, 2013:

Type of Options	Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Director	$7.65	40,000	2.34	$7.65
Director	$2.00	240,000	3.84	$2.00
Director	$2.50	248,000	4.88	$2.50
		528,000	4.21	$2.66

As of October 31, 2013, 311,000 of 528,000 stock options outstanding for compensation were exercisable.

The following table is a summary of stock option activity under the Stock Incentive Plan as of and for the six months ended October 31, 2013:

	Incentive Stock Options	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Life (Years)
Outstanding at April 30, 2013	280,000	$2.81	4.13
Granted	-	-	-
Exercised	-	-	-
Outstanding at July 31, 2013	280,000	$2.81	3.88
Granted	248,000	-	-
Exercised	-	-	-
Outstanding at October 31, 2013	528,000	$2.66	4.21

NOTE 25.  IRONRIDGE SETTLEMENT

On August 14, 2013, L & L Energy, Inc. (“we,” “our,” the “Company”) entered into a stipulation for settlement of claims (the “Stipulation”) with Ironridge Global IV, Ltd. (“Ironridge”). Pursuant to an order of approval by the Superior Court of the State of California for the County of Los Angeles – Central District (the “Order”), the stipulation settled $4,999,153 of payments, which consisted of the following: $4,091,653 (25,000,000 RMB) to Guizhou Qian Hong Mining Resource Consulting Services, Ltd. (“Qian Hong”) as a prepayment for coal to be received at a future date, $107,500 to satisfy the payment of a short term loan to a non-related party, and $800,000 to satisfy the payment of debt to Mr. Dickson Lee, the CEO of L & L Energy, Inc., which Ironridge had purchased in exchange for payment in cash. In exchange, we agreed to  issue to Ironridge, shares of our common stock with an aggregate value equal to 105% of the amount owned, plus reasonable attorneys fees, divided by 88% of the following: the closing price of the Company’s common stock on the trading date immediately preceding the date of entry of the Order, not to exceed the arithmetic average of the individual volume weighted average price (“VWAP”)  of any five consecutive trading days during the Calculation Period (as defined hereinafter), less $0.05 per share (the “Final Amount”).

On August 16, 2013 (the “Issuance Date”) we issued 2,588,888 shares of the Company’s common stock to Ironridge (the “Initial Issuance”). Additionally, from the date of the Stipulation until that number of consecutive trading days following the Issuance Date required for the aggregate trading volume of our common stock to exceed $80 million, including after hour trades (the “Calculation Period”), if any individual VWAP of our common stock declines below the closing price on the trading date preceding the Order, for each $0.10 or portion thereof, we will, within two trading days, issue to Ironridge additional shares of common stock equal to 5% of the aggregate number of shares required to be issued to Ironridge prior to such issuance (each, an “Additional Issuance”). If, within two days, Ironridge does not receive the Additional Issuance in its account in electronic form and fully cleared for trading, the trading volume during such time shall not count toward aggregate trading volume and the Calculation Period shall be extended by one trading day. At the end of the Calculation Period, the number of shares issued will be adjusted based on the Final Amount.

Under the Stipulation, Ironridge is prohibited from holding any short position in our common stock, and may not to engage in or affect, directly or indirectly, any short sale until at least 180 days after the end of the calculation period described above. The Stipulation also provides that in no event shall the number of shares of the Company’s common stock issued to Ironridge, when aggregated with all other shares of our common stock then beneficially owned or controlled by Ironridge and its affiliates exceed 9.99% of the total number of shares of common stock outstanding after such issuance. The total amount of stock issued under the Stipulation is not to exceed 19.99% of our total outstanding shares before the Initial Issuance without shareholder approval.

The result of the Order and Stipulation is that a total of $4,999,153 of payments to various parties were satisfied by Ironridge in exchange for the issuance of shares of our common stock as provided above. In addition, pursuant to the satisfaction of the prepayment agreement with the Company, Qian Hong made its first shipment of coal to the Company in October 2013. As of October 31, 2013, the Company has received approximately 13% of the total amount under the prepayment agreement.

The Calculation Period ended on November 1, 2013. The Final Amount of common stock issued under this transaction was 4,853,863 shares, the total of which was valued at $11,116,200 by using the then current trading price on the various issuance dates (NOTE 19).

In accordance with the Order and Stipulation, we issued equity and experienced a book loss; however, this event does not affect our cash flow. This event has a material effect on the presentation of our financial statements. Therefore, we disclosed and recorded a $6,101,488 loss on debt settlement in the period ended October 31, 2013.

NOTE 26.  SEGMENT INFORMATION

The Company reports its operations primarily through the following reportable operating segments: coal mining, coal wholesaling, coking and coal washing revenue. The Company’s chief operating decision maker uses operating income as the primary measure of segment profit and loss.

	For the three months ended October 31,			For the six months ended October 31,
Total Revenues (including intersegment sales)	2013		2012	2013	2012
Coal mining revenue	$24,309,575		$13,827,568	$49,351,710	$25,237,532
Coal wholesale revenue	12,833,987		10,057,073	25,787,118	22,352,054
Coal washing revenue	7,033,272		21,619,638	20,275,447	39,529,867
	$44,176,834		$45,504,279	$95,414,275	$87,119,453

Total Discontinued Operation Revenues
Coal mining revenue	$-		$5,114,603	$-	$9,251,493
Coal coking revenue	-		4,326,804	-	6,047,752
	$-		$9,441,407	$-	$15,299,245

Total Revenue	$44,176,834		$54,945,686	$95,414,275	$102,418,698

Intersegment revenues	2013		2012	2013	2012
Coal washing revenue	56,071		2,090,675	56,071	2,090,675
	$56,071		$2,090,675	$56,071	$2,090,675

Total Intersegment Revenue	$56,071		$2,090,675	$56,071	$2,090,675

Net Revenues	2013		2012	2013	2012
Coal mining revenue	$24,309,575		$13,827,568	$49,351,710	$25,237,532
Coal wholesale revenue	12,833,987		10,057,073	25,787,118	22,352,054
Coal washing revenue	7,033,272		21,619,638	20,275,447	39,529,867
Less intersegment revenues	(1,210,325)		-	(1,266,396)	(2,167,076)
	$42,966,509		$45,504,279	$94,147,879	$84,952,377

Discontinued operations:
Coal mining revenue	$-		$5,114,603	$-	$9,251,493
Coal coking revenue	-		4,326,804	-	6,047,752
	$-		$9,441,407	$-	$15,299,245

Total net revenue	$42,966,509		$54,945,686	$94,147,879	$100,251,622

Net income attributable to L&L	2013		2012	2013	2012
Coal mining	$9,744,095		$4,586,381	$20,850,032	$8,809,395
Coal wholesale	588,327		521,868	1,124,618	925,517
Coal washing	(628,488)		2,383,154	118,376	4,084,731
Parent Company	(8,273,397)	*	(1,849,859)	(9,926,724)	(3,547,996)
	$1,430,537		$5,641,544	$12,166,302	$10,271,647

Discontinued operations:
Coal mining revenue	$-		$1,623,158	$-	$3,072,113
Coal coking revenue	-		478,239	-	585,650
	$-		$2,101,397	$-	$3,657,763

Total net income attributable to L&L	$1,430,537		$7,742,941	$12,166,302	$13,929,410

Depreciation expense	2013		2012	2013	2012
Coal mining	$1,947,456		$1,333,506	$3,614,217	$2,393,406
Coal wholesale	7,130		11,774	14,457	23,522
Coal washing	152,557		142,705	304,577	285,828
Parent Company	(29,146)		72,404	17,061	144,270
	$2,077,997		$1,560,389	$3,950,312	$2,847,026

* This included the one time non-cash loss of $6,101,488.

	October 31, 2013		April 30, 2013
Coal mining	$275,359,290		$228,397,266
Coal wholesale	29,793,121		21,032,874
Coal washing	35,733,404		39,056,343
Parent Company (intercompany)	24,029,908		34,110,460
Total assets	$364,915,723		$322,596,943

NOTE 27.  SUBSEQUENT EVENT

On November 18, 2013, NASDAQ placed a T12 temporary trading halt on L&L’s common stock.  NASDAQ informed the Company that trading will remain halted until L&L has satisfied NASDAQ's request for additional information. On November 19, 2013, L&L received a formal request from NASDAQ for additional information. On November 27, the Company submitted its response to the NASDAQ’s request for additional information.

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

When we use the terms "we," "us," "our," "L & L," and "the Company," we mean L & L ENERGY, INC. a Nevada corporation, and its subsidiaries.

Overview

We produce, process, and sell coal in the People’s Republic of China (“China” or “PRC”).  As of October 31, 2013 our vertically integrated coal operations include five coal mines two coal washing plants, and coal wholesale and distribution networks in the southwest region of China. Hong Xing Coal Washing Factory, one of our two coal washing plants, is currently idled pending the renovation of its coal washing equipment. Currently, substantially all of our coal mining operations are located in the Guizhou and Yunnan provinces. Our operations are located in inland and rural areas of China, which are being developed at a faster rate than the coastal areas that have historically received most of the PRC’s government focus. We sell the coal we produce, or acquire through wholesalers; both though direct sales to end users in China and through other wholesalers.

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

In the middle of November 2012, China completed its 18th National Congress for its once a decade leadership transition. The new leaders have conveyed plans to boost the economic growth in an orderly manner for the coming years.

At the start of the Company’s prior fiscal year in May 2012, inflation in China was 3.0%, down from a recent high of 6.5% in July 2011.  After the PRC tightened its fiscal policies, which included letting interest rates rise and capping prices of certain domestically-produced commodities like coal, inflation fell to 2.7% at the end of the Company’s first quarter ended July 31, 2013.Since then the rate has increased up to 3.2 in October 2013.

Coal prices in China declined in the summer of 2012 primarily due to lower priced coal throughout the US and Europe. Prices have stabilized and risen modestly in China this winter. Coal prices in the United States declined because there is lower demand for coal due to increased competition from ample and low price natural gas, one of the warmest winters in recorded history and certain government policies.  Combined with a sluggish market for coal in Europe, coal exporters took advantage of the arbitrage opportunities between Chinese domestic coal prices and international coal prices.  This created a temporary oversupply of coal summer 2012.  Prices over the fall and winter rose modestly.  During the summer of 2013, prices have adjusted downward as typically happens for the season.

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

In summary, China began fiscal year ending April 30, 2013 with excessive supply of cheaper coal imported resulting in pricing pressure for the entire coal industry.  This pricing pressure was evidence in Q1 and Q2 of our fiscal year 2013 as our average selling price per ton decreased 7.7% and 5.0% respectively from previous quarter but the price started to stabilize in Q3 2013 with average selling price per ton increased 6.4% from previous quarter.

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

Overall Strategy and Plan of Operations

In the past, the Company has been a vertically integrated coal operator participating in the consolidation of the fragmented coal industry in the Yunnan and Guizhou Provinces of southwest China. In January 2013, the Company’s Board of Directors  decided to instruct the management to a) focus on targeting operations in North of China for acquisition where larger scale of mines are  available and to upgrade  our mining portfolio. b) As the Company gains in presence in China, management was also advised to focus on thermal coal and move away from coking coal, due to it being a more price sensitive/volatile as it is strategic material used in the steel making process. Moving forward, we plan to expand our coal business in three ways: first, through expansion of existing wholesale and distribution operations in Guizhou, gradually building up our logistic network. Second, to acquire a large over 1 million tons of coal mine(s) in North of China. Third, by continuing to expand production at our current coal mines we own and operate. We are diligently pursuing on the TDR (Taiwan Deposit Receipt) in Taiwan to raise substantial capital and to explore other options for raising capital, to ensure the company may grow and achieve the above objectives. On October 28, 2013, the company signed a strategic marketing agreement with Guizhou Zheshang Coal Group (“Zheshang”). Zheshang is a privately held company located in Guizhou with 10 mines that produce approximately 2 million tons per year. Zheshang is currently expanding their targeted annual production to 5 million tons. Under the agreement, L&L will utilize its extensive customer network to market coal produced by Zheshang.  L&L will be responsible for customer relationships, transportation and logistics, while Zheshang will be responsible for mining production, and mine safety.  The partners are targeting sales of approximately 1.2 million tons of coal per year.

Organic Growth

All five  of our mines are producing at full capacity. We had a strong quarter of 211,000 tons of coal production. We expect to double that number once all five  mines have been fully expanded.

WeiShe mine was acquired in February of 2012 and took 8 months to ramp up to its approved capacity of 150,000 tons per year. We have already begun expansion to 400,000 tons of annual capacity. Luozhou and Lashu were acquired in November 2012 and have ramped up much faster. They are already running near approved capacities of 200,000 and 150,000 tons respectively. We expect to expand all three of these Guizhou mines to over 1.2 million tons in the next few years, well ahead of the 2015 deadline for consolidation in the province. In Yunnan, we have 2 mines DaPuAn and SuTsong which we expect to expand to 300,000 tons.

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

Acquisitive Growth

There is no acquisitive growth in the second quarter of FY 2014 which ended on October 31,2013.

We have built an acquisition team to facilitate our growth in the future, which consists of business, operational, financial, and renowned coal experts. Two of the members are Dr. Syd Peng and Mr. Jingcai Yang who are both independent directors of the Company. Dr. Peng is a distinguished professor of mining engineering at the West Virginia University (WVU), specializing in underground mining technologies. After earning his PhD in Mining Engineering from Stanford University in 1970, Dr. Peng spent his entire career in mining including work for the U.S. Bureau of Mines, the faculty of WVU where he served as Chairman of the Department of Mining Engineering. He is a member of the National Academy of Engineering and is the recipient of numerous professional awards.  Mr. Yang is a well known leader in the coal industry of China. He has over 30 years of experience, 16 of those spent with Shenhua, the largest coal company in the world. Mr. Yang was formerly the Chief Engineer of Shenhua before being promoted to Chairman & CEO of Shandong Coal Corporation, the largest and most profitable Shenhua subsidiary, where he held full P&L responsibility.

Originally our standard criteria included existing mines in production with good infrastructure and sufficient reserves but lacking the capital and management to expand to or beyond the current minimum of 300,000 tons per year. Mr. JingCai Yang suggested that, due to business strategy considerations and improving safety production, the company should look for larger coal mine(s) in North China. Because the consolidation policy requires that all mines must also join a holding company that controls coal production between 800,000 to 2,000,000 tons. We are now targeting larger mines with production near 300,000 tons or more, and have considerable proven coal reserves, better geology, and strong management teams already in place. When these well-designed mines are executed effectively, they require less capital expenditure to expand capacity. Strong management teams are integral to better safety and allow for scaling up operations more quickly. Mines with these characteristics are now on the market more frequently than in the past because of the government consolidation policy.

We acquired 3 mines from Union Energy that met those criteria, Weishe, Luozhou and Lashu mines. They are currently operating at 150,000, 150,000 and 200,000 tons per year respectively and will be expanding to over 1.2 million collectively. We expect other opportunities will arise in Guizhou as the deadline nears. We will also look at opportunities to buy mines in Shanxi and Inner Mongolia which have already undergone consolidation and are running at the capacity of one million tons per year.

Other

The Company will continue to recruit talented professionals to strengthen our team at the board, officer, and management level. Our Board is composed mostly of independent directors who are predominately U.S. citizens.  We successfully recruited a world-renowned expert Dr. Syd Peng in coal mining who had chaired the Department of Mine Engineering at West Virginia University and a former senior executive with the largest coal company in the world ShenHua Coal Mine Group Mr. Jingcai Yang. James Schaeffer, the Executive Director who has over three decades of mining experience in participated projects throughout Asia in the energy and resource sectors.  He is member of the International Society of Mining, Metallurgy and Exploration.  Joseph Borich has extensive knowledge in developing business relation in China and Taiwan throughout his career.  Officers include the founder of the Company, a Chief Financial Officer who was a partner with Ernst & Young and an Executive Vice President who was a former senior White House staffer. We have recruited key managers to augment our legal, accounting, and operations departments in both the United States and China, of whom many were trained in the United States and have advanced degrees in business.

General Discussion and Analysis of Second Quarter Fiscal Year of 2014 Results

The coal sold by our mines was 211,000 tons, an increase of 18.5%  from 178,000 tons same period last year. This was primarily due to the organic expansion of our existing operations and the acquisitions of new mines. Our net earnings attributable to L&L shareholders were $1.4 million (see below), down 81.5%  from second quarter $7.7 million of fiscal year 2013. Earning per diluted share was $0.03 for the second quarter of fiscal year 2014, down 85.7% compare to $0.21 per diluted share of the second quarter of fiscal year 2013.   Our net earnings and EPS dropped dramatically as a result of the Company settling a debt liability with Ironridge for a onetime non-operation loss of $6,101,488.

Our overall revenue, gross profit and Net income Attributable to L & L for the quarter ending October 31, 2013 compared to the same period in October 31, 2012 was as follows:

		October 31, 2013	October 31, 2012
*	Revenue	$42.9 m	$45.5 m
*	Gross Profit	$17.2 m	$11.9 m
*	Net Income attributable to L&L	$1.4 m	$7.7 m

The net income of $2.3 m at October 31, 2013 included a one time non-operation loss of $6,101,488.

Results of Operations

The following table presents our operating results as a percentage of our revenues for the periods indicated:

Results of Operations

	Three Months Ended October 31,				Six Months Ended October 31,
	2013		2012		2013		2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues	$42,966,509	100.00%	$45,504,279	100.00%	$94,147,879	100.00%	$84,952,377	100.00%
Cost of revenue	25,723,806	59.87%	33,625,414	73.90%	57,850,369	61.45%	63,173,428	74.36%
Gross profit	17,242,703	40.13%	11,878,865	26.10%	36,297,510	38.55%	21,778,949	25.64%
Selling general & administrative	7,964,864	18.54%	4,161,219	9.14%	12,353,143	13.12%	7,796,888	9.18%
Interest income	4,884	0.01%	(117,069)	(0.26%)	10,016	0.01%	(224,335)	(0.26%)
Other income (expense)	(493,454)	(1.15%)	(562,188)	(1.24%)	(494,790)	(0.53%)	(890,414)	(1.05%)
Loss on debt settlement	(6,101,488)	(14.20%)			(6,101,488)	(6.48%)		0.00%
Derivative gain	3,184,062	7.41%	-		3,633,186	3.86%	-
Provision for income taxes	1,694,850	3.94%	805,527	1.77%	3,387,301	3.60%	1,497,967	1.76%
Net Income Attributable to Non-controlling interest	2,746,456	6.39%	1,949,832	4.28%	5,437,688	5.78%	3,327,195	3.92%
Income from Discontinued Operations, Net of Tax	-	0.00%	2,101,397	4.62%	-		3,657,762	4.31%
Net income Attributable to L&L	$1,430,537	3.33%	$7,742,941	17.02%	$12,166,302	12.92%	$13,929,410	16.40%

Revenue

The Revenue under this section is the total revenue of the Company and its subsidiaries including intercompany sales which are eliminated during the consolidation process.  The following table presents revenues by operating segment:

For Continued Operations (Excluding DaPing Coal Mine and Zonelin Coking Plant)

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

For continued operations, in this quarter, our net revenue decreased to $42.9 million during the three months ended October 31, 2013 from $45.5 million during the three months ended October 31, 2012, representing approximately a 5.6% decrease year over year. The decrease was primarily due to our coal washing revenue segment.  One of our coal washing facilities is temporarily idling for management evaluation and equipment improvements.

Our net revenue increased 11% from $94.1 million during the six months ended October 31, 2013 compared to $84.9 million during the six months ended October 31, 2012.   This was due to the net increases in mining and wholesale segments after taking into account decreases in the washing segment.

The tables below provide the breakdown the contributions from continuing operations and discontinued operations for three and six month periods on a year over year basis.

	Three Months Ended October 31,		Increase (Decrease) to Revenue
	2013	2012	$	%
Coal Mining	$24,309,575	$13,827,568	$10,482,007	76%
Coal Wholesale	12,833,987	10,057,073	2,776,914	28%
Coal Washing	5,822,947	21,619,638	(15,796,691)	(73%)
Total Revenues	$42,966,509	$45,504,279	$(2,537,770)	(6%)

	Six Months Ended October 31,		Increase (Decrease) to Revenue
	2013	2012	$	%
Coal Mining	$49,351,710	$25,237,531	$24,114,179	96%
Coal Wholesale	25,787,118	22,352,054	3,435,064	15%
Coal Coking	19,009,051	37,362,792	(18,353,741)	(49%)
Total Revenues	$94,147,879	$84,952,377	$9,195,502	11%

For Discontinued Operations (DaPing Coal Mine and Zonelin Coking Plant)

	Three Months Ended October 31,		Increase (Decrease) to Revenue
	2013	2012	$	%
Coal Mining	$-	$5,114,603	$(5,114,603)	(100%)
Coal Coking	-	4,326,804	(4,326,804)	(100%)
Total Revenues	$-	$9,441,407	$(9,441,407)	(100%)

	Six Months Ended October 31,		Increase (Decrease) to Revenue
	2013	2012	$	%
Coal Mining	$-	$9,251,493	$(9,251,493)	(100%)
Coal Coking	-	6,047,752	(6,047,752)	(100%)
Total Revenues	$-	$15,299,245	$(15,299,245)	(100%)

Coal Mining

During the quarter all of our mines were operational and production was on target. For the three months ended October 31, 2013, our coal mining net revenues increased 76% to $24.3 million from $13.8 million compared to the same period in 2012. For the six months ended October 31, coal mining net revenues increased 96% to $49.3 million from $25.2 million compared to the same period in 2012. The sales increase year over year was due to the Company’s recovery from the previous year’s government mandated temporary idling and slowdowns, the acquisitions of the LaShu and LuoZhou Mine in November 2012, and organic growth of the WeiShe Mine. Coal production for the quarter increased 14% year over year to 211,000 tons during the three months ended October 31, 2013 to 185,000 tons during the three months ended October 31, 2012.

Coal Wholesale

Wholesale revenues increased by 28% during the three months ended October 31, 2013 to $12.8 million compared to $10.1 million in same period in 2012. Wholesale revenues increased 15% during the six months ended October 31, 2013 to $25.7 million compared to $22.3 million in same period in 2012.The increase was represented in the overall increase in availability of coal as well as the Company’s ability to expand local market share and increasing long-term contracts with local clients and state-owned enterprises. Wholesale revenues increased due to the ramp up of wholesale activity in line with our increased sales contracts to large end users.  We expect significant increase in wholesale with the continued execution of the one million ton per year Datang contract.

Coal Washing

Coal washing revenue decreased by 73% to $5.8million during the three months ended October 31, 2013 compared with $21.7 million during the same period last year. Coal washing revenue decreased by 49% to $19 million during the six months ended October 31, 2013 compared with $37.3 million during the same period last year. Decrease in coal washing revenue mainly due to the idling of the Hong Xing facility, pending management evaluation and equipment improvements.

Gross Profit

Our gross profit percentage in this quarter increased to $17.2 million from $11.9 million in the same quarter last year representing a 46% increase.  Our gross profit percentage increased to $36.2 million from $21.7 million during the six months ended October 31, 2013 compared to the same period of last year representing a 67 % increase. This was mainly attributable to the increase in production and sales volume in our mining segment, revenue increase in our coal wholesaling and decrease in washing segment revenue. Coal mining has historically been the Company’s most profitable business segment. The corresponding change in product/segment mix and the reduction of fixed costs have accordingly increased the gross profit of the current period.

Selling general & administrative

Total sales, general, and administrative expense account for 18.54% of revenue, during the three months ended October 31, 2013 compared to the 9.14% the same period in 2012. Total sales, general, and administrative expense account for 13.12% of revenue, during the six months ended October 31, 2013 compared to the 9.18% the same period in 2012. This result is mostly due to increase in sales costs, professional fees, wages and benefits.

Provision for income taxes

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Net income before income taxes	$5,871,843	$8,396,903	$20,991,291	$15,096,810
Provision for income taxes	1,694,850	805,527	3,387,301	1,497,967
Effective tax rate	28.86%	9.59%	16.14%	9.92%

Our net income before tax decreased 31% from $8.4 million three months ended October 31, 2012 to $5.8 million three months ended October 31, 2013, primarily because of the debt settlement with Ironridge resulting in a onetime non-operation loss of $6,101,488.

Our net income before tax increased 39% from $15 million six months ended October 31, 2012 to $20.9 million six months ended October 31, 2013 due to increase in the coal production and sales volume.

Our effective tax rate slightly increased from 10% during the three months ended October 31, 2012 to 29% during the three months ended October 31, 2013.

Our effective tax rate increased from 9.92% during the six months ended October 31, 2012 to 16.14% during the six months ended October 31, 2013.

Net Income Attributable to Common Stockholders

The following table presents net income attributable to common stockholders:

	Three Months Ended October 31,		Increase (Decrease) to Income
	2013	2012	$	%
Net income from continued operations (before non-controlling int.)	$4,176,993	7,591,376	(3,414,383)	-45%
Less: Net income attributable to non-controlling interests	2,746,456	1,949,832	796,624	41%
Net income attributable to Common shareholders	$1,430,537	5,641,544	(4,211,007)	-75%

	Six Months Ended October 31,		Increase (Decrease) to Income
	2013	2012	$	%
Net income from continued operations (before non-controlling int.)	$17,603,990	13,598,843	4,005,147	29%
Less: Net income attributable to non-controlling interests	5,437,688	3,327,195	2,110,493	63%
Net income attributable to Common shareholders	$12,166,302	10,271,648	1,894,654	18%

The 45% decrease of our net income from operations before non-controlling interests was due to the impact of the one time non-operation loss of $6,101,488 debt settlement with Ironridge during the three months ending October 31, 2013. The 29% increase of our net income from operations before non-controlling interests was due to acquisition of  two new mines and production expansion of our WeiShe mine, reducing of unit production cost  and streamlining our selling, general & administrative expenses during the six months ended October 31, 2013 compared to same prior period in 2012. During the three months ended October31, 2013, our coal mining segment coal wholesale segment and coal washing segment significantly improved our revenue performance this quarter compared to the same period last year, increasing 76%, 28% and decreasing of 73% respectively. The revenue increase in coal mining segment primarily contributed to our WeiShe Mine has ramped up production to its approved production capacity, and both LuoZhou and LaShu have ramped up their production ahead of schedule.

Liquidity and Capital Resources

The following factors affected the Company’s liquidity and capital resources:

Net Income was $17.6 million for the six months ended October 31, 2013 as compared with $19.3 million for the same period ended October 31, 2012. The net cash flow provided by operating activities was $47 million for six months ended October 31, 2013 as compared with $11.1 million for the same period in 2012. The increase of the net cash provided by operating activities was mainly caused by the decrease of account receivable and other receivables by $13.9 million, as well as account payable increased approximately $5.8 million. The cash provided by prepaid and other current assets was approximately $4.1 million. In addition, net loss from discontinued operation was $5.7 million. There was no discontinued operation this quarter.

Net cash used in investing activities was $48.8 million during the six months ended October 31, 2013, compared to $8.9 million used in investing activities during the same period in 2012. The increase was mainly due to net effect of purchase of Construction-in-progress of $35 million and the prepaid of $2.7 million for land rental.

Net cash provided by financing activities was $0.1 million during the six months ended October 31, 2013, compared to $3.8 million used in financing activity during the same period in 2012. In this quarter, there was no money need to be paid to previous owner of the company’s mine during this quarter.

We will need to raise additional capital to expand our operations, both to fund additional investments in capital equipment and technology to increase production and improve safety at our existing facilities and to acquire additional profit generating operations.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

As of October 31, 2013, we were contractually obligated to inject capital per our purchase agreements and or lease agreement as follows:

	Amount	Less than 1 year	1-2 years	3-5 years	After 5 years
DaPuAn&SuTsong Mines	$5,027,746	$-	$-	$5,027,746	$-
Seattle Office	62,487	27,772	27,772	6,943	-
Beijing Office	223,974	49,772	49,772	124,430	-
Taiwan Office	17,656	8,828	8,828	-	-
GuiZhou Office	148,672	74,336	74,336	-	-
TaiFung	5,119,187	-	5,119,187	-	-
Total	$10,599,722	$160,708	$5,279,895	$5,159,119	$-

Contractual obligations	Payment due by period
	Total	Less than 1 year	1-2 years	2-5 years	More than 5 years
Long-term Debt Obligations	-
Capital Lease Obligations
Operation Lease Obligations	452,789	160,708	160,708	131,373
Purchase Obligations
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	10,146,933		5,119,187	5,207,746
Total	10,599,722	-	5,279,895	5,159,119

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

Our critical accounting policies are discussed in “Management's  Discussion and Analysis or Plan of Operation” in our Annual Report on Form 10-K for the year ended April 30, 2013 and Quarterly Reports on Form 10-Q for the quarter ended July 31, 2013 and October 31, 2013. Those critical accounting policies remained unchanged at October 31, 2013.

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

On August 26, 2011, a federal securities law class action complaint was filed against the Company, certain officers and directors (i.e., Dickson V. Lee and Ian G. Robinson) and a former officer (i.e., Jung Mei (Rosemary) Wang) in the United States District Court, Western District of Washington at Seattle on behalf of a proposed class of all persons who purchased the common stock of the Company during the period August 13, 2009 through August 2, 2011, inclusive, and who were damaged thereby (the “Washington Securities Class Action”), alleging that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934  by filing materially  false and misleading public statements August 2009 to July  2011. On December 15, 2011, the court appointed Gregg Irvin as lead plaintiff, and plaintiff filed an amended complaint and a second amended complaint on February 8 and March 2, 2012, respectively, naming four other current and former directors as defendants (i.e., Shirley Kiang, Robert Lee, Dennis Bracy and Robert Okun).

On November 4, 2011, a complaint was filed by Larew P. Stouffer, in a shareholder derivative suit on behalf of the Company, which is a  nominal defendant, against certain of its then existing officers and/or directors (i.e., Dickson V. Lee, Norman Mineta, Ian G. Robinson, Robert W. Lee, Shirley Kiang, Dennis Bracy, Syd S. Peng) and certain former officers and/or directors (i.e., Edward L. Dowd, Andrew M. Leitch, Robert Okun, Joseph J. Borich, Jung Mei Wang and David Lin) in the First Judicial District Court of the State of Nevada for Carson City (the “Nevada Derivative Suit”),  alleging that the defendants breached fiduciary duties to the Company and its shareholders, wasted corporate assets, were unjustly enriched , and committed other wrongful acts.

On November 15, 2011, a complaint was filed by Russell L. Bush,  in a shareholder derivative suit on behalf of the Company, which is a  nominal defendant, against its then existing directors (i.e., Dickson V. Lee, Norman Mineta, Ian G. Robinson, Robert W. Lee, Shirley Kiang, Dennis Bracy, Syd S. Peng) in the United States District Court, Western District of Washington at Seattle (collectively the “Washington Derivative Suits”), and along with the Stouffer Derivative Suit, the “Derivative Suits”), alleging that the defendants breached fiduciary duties and were unjustly enriched.

The Company has notified our insurance carrier of the Washington Securities Class Action and the Washington Derivative Suits. The Company has also retained outside legal counsel.

On April 23, 2012, the Company and Dickson V. Lee and Ian G. Robinson filed a motion to dismiss the Washington Securities Class Action.  Proceedings in the Washington Derivative Suits were stayed pending the court’s ruling on the motion to dismiss.

On December 3, 2012, the United States District Court, Western District of Washington at Seattle granted the Company’s motion to dismiss the Securities Class Action lawsuit without prejudice, and gave plaintiff thirty days in which to seek the court’s permission to file another  amended complaint.

On January 2, 2013, plaintiff filed a motion for leave to file an amended complaint.  Pursuant to a stipulation of the parties, the court granted such leave, and on February 4, 2013, plaintiff filed a third amended complaint in the Washington Securities Class Action on behalf of a proposed class of all persons who purchased the common stock of the Company during the period August 13, 2009 through August 2, 2011, inclusive, and who were damaged thereby, against the Company, certain officers and/or directors (i.e., Dickson V. Lee and Ian G. Robinson) and a former officer (i.e., Jung Mei (Rosemary) Wang), alleging that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by filing materially false and misleading reports and financial statements with the SEC from August 2009 to July 2011.

Proceedings in the Washington and Nevada Derivative Suits continued to be stayed pending the court’s ruling on the second motion to dismiss.

On December 3, 2013, the United States District Court, Western District of Washington at Seattle denied the defendants’ second motion to dismiss.  The court has not yet issued a case scheduling order in the Washington Securities Class Action and there is no trial date.

The Company believes that the Washington and Nevada Securities Class Action and the Washington Derivative Suits are without merit and intends to defend them vigorously.

On September 23, 2013, a federal securities law class action complaint was filed against the Company, and certain officers and directors (i.e., Dickson V. Lee, Ian G. Robinson and Clayton Fong) in the United States District Court, Southern District of New York on behalf of a proposed class of all persons who purchased common stock of the Company during the period September 11, 2012 through September 18, 2013, inclusive, and who were damaged thereby (the “New York Securities Class Action”), alleging that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by filing materially false and misleading public statements from September 2012 to September 2013.  On November 22, 2013, the plaintiff and several other proposed plaintiffs filed motions for appointment as lead plaintiff and counsel.  The court set a status conference for December 20, 2013 to consider the motions.

On October 18, 2013, a complaint was filed by Joseph D, Bessent, in a shareholder derivative suit on behalf of the Company, which is a nominal defendant, against certain of its then existing officers and/or directors (i.e., Dickson V. Lee, Syd S. Peng, Mohan Datwani, Jingcai Yang, James Schaeffer, and Joseph Borich) in the Superior Court for the State of Washington in King County, Washington (the “Bessent Derivative Suit”), alleging that the defendants breached fiduciary duties to the Company and its shareholders and committed other wrongful acts.

On December 9, 2013, a complaint was filed by Jay Finkelstein, in a shareholder derivative suit on behalf of the Company, which is a nominal defendant, against certain of its current and former officers and/or directors (i.e. Dickson V. Lee, Norman Mineta, Shirley Kiang, Ian Robinson, Dennis Bracy, Edward L. Dowd, Jr., Robert W. Lee, Robert A. Okun, Andrew M. Leitch, Edmund Moy, Dr. Syd S. Peng, Clayton Fong, Jungcai Yang, Mohan Datwani, Joseph Borich, and James Schaeffer) in the United States District Court, Western District of Washington at Seattle (the “Finkelstein Derivative Suit”), alleging that the defendants breached fiduciary duties to the Company and its shareholders and committed other wrongful acts.

The Company has notified our insurance carriers of the New York Securities Class Action, the Bessent Derivative Suit, and Finkelstein Derivative Suit. The Company has retained outside legal counsel.

The Company believes that the New York Securities Class Action, the Bessent Derivative Suit, and the Finkelstein Derivative Suit are without merit and intends to defend them vigorously.

The Company is unable to estimate the amount or range of any potential loss in the event of an unfavorable outcome in any of the aforementioned legal proceedings.  As such, as of October 31, 2013, the Company has not accrued any liability in connection with potential losses from legal proceedings.

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

The recoverable coal reserves in mines decline as coal is extracted from them. In addition, the coal related business in China is heavily regulated by the PRC government, which, among other things, imposes limits on the amount of coal that may be extracted. As a result, our ability to significantly increase our production capacity at existing mines is limited, and our ability to increase our coal production will depend on acquiring new mines. Our existing mines are the DaPuAn, SuTsong, WeiShe, LuoZhou and LaShucoal mines as of now.

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

Unlike land in the United States, much of which is owned by private individuals, the land and underlying minerals in China belongs to the PRC government and is only leased to lessees such as us on a long-term basis, ranging from 40 to 70 years. Further, coal reserves are owned by the PRC government, which issues mining licenses and exclusive mining rights for a particular mine to a mining operator on a long term basis (normally 50 years). This license allows the mining operators to operate and extract coal from the mine. Thus, coal mining licenses are the exclusive evidence of approval of a coal miner’s mining rights by the PRC government. The government charges all mining operators an upfront fee plus a surcharge ranging from 2%-3% of the value of the coal excavated from the ground. There can be no assurances that we will be able to obtain additional mining licenses (including licenses to expand our production capacity at our existing mines) and rights for additional mines or to maintain such licenses for our existing operations. The loss or failure to obtain or maintain these licenses in full force and effect will have a material adverse impact on our ability to conduct our business and on our financial condition.

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

Our Chinese subsidiaries, Kunming Biaoyu Industrial Boiler Co., Ltd. (“KMC”) havebeen registered as American subsidiaries, and all required capital contributions have been made into them. We own our equity ownership interest in the DaPuAn and SuTsong Mines through a nominee who is a Chinese citizen that holds our equity ownership in trust for our benefit under an agency agreement executed in April 2008, and we refer to the operations as “L & L Coal Partners” Because this equity will be held by a nominee, no SAFE approval is necessary for it. We believe that Circular 75 and other related Circulars or regulations may likely be further clarified by SAFE, in writing or through oral comments by officials from SAFE, or through implementation by SAFE in connection with actual transactions. However, if we fail to obtain the required PRC government approvals for our acquisitions or fail to remit all of the required payments for acquisitions, such acquisitions may be deemed void or unwound. Should this occur, we may seek to acquire the equity interest of our subsidiaries through other means, although no assurance can be given that we will be able to do so, nor can we assure that we will be successful if we do.

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

Because our directors and officer(s) reside both within and outside of the United States, it may be difficult for an investor to enforce his or her rights against them or to enforce United States court judgments against them if they live outside the United States. Most of our assets are located outside of the United States in China. Additionally, we plan to continue acquiring other energy-related entities in China in the future. It may therefore be difficult for investors in the United States to enforce their legal rights, to affect service of process upon us or our directors or officers, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on us or our directors and officers under federal securities laws. Moreover, China currently does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgments of courts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As described in greater detail above under Part I, Item 1, Note 25“Ironridge Transaction“, in August 2013, we issued 2,588,888 shares of common stock to Ironridge in connection with Stipulation, which was subject to adjustments as discussed above. In total, we issued 5,933,779 shares of common stock to Ironridge Global IV, Ltd. (“Ironridge”). On November 8, 2013, pursuant to the Order and Stipulation, Ironridge returned 1,079,915 shares to the Company for cancellation.

The Company claims an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended, for the issuance of the shares of the Company’s common stock issued in connection with the Ironridge Transaction, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

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

L & L ENERGY, INC.

Date: December 13, 2013	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: December 13, 2013	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: December 13, 2013	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended October 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: December 13, 2013	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended October 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ian G. Robinson, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: December 13, 2013	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO