Form 10-Q
period 2014-01-31
L & L ENERGY, INC.
filed 2014-03-17
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED ON JANUARY 31, 2014.

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 17, 2014, there were 43,470,705 shares of common stock outstanding, with par value of $0.001.

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

L & L ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2014 AND APRIL 30, 2013
(Unaudited)
	January 31, 2014	April 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,151,268	$9,565,084
Accounts receivable	32,425,147	35,431,260
Prepaid expenses and other current assets	29,635,162	23,139,756
Other receivables	7,889,520	12,895,304
Due from related party	5,707,051	3,434,502
Related party notes receivable - current	4,331,581	4,237,715
Inventories	8,452,982	7,154,544
Total current assets	96,592,711	95,858,165

Property, plant, equipment, and mine development cost, net	215,431,354	173,409,488
Construction-in-progress	49,054,291	34,679,059
Intangible assets, net	820,185	214,883
Goodwill	2,806,089	2,753,439
Prepaid and Other assets, non-current	5,876,536	3,094,830
Deferred finance fee	78,523	146,072
Long-term receivable	7,323,886	12,441,007
Total non-current assets	281,390,864	226,738,778

TOTAL ASSETS	$377,983,575	$322,596,943

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,810,085	$3,794,840
Accrued expenses and other current liabilities	2,697,671	1,011,100
Other payables	25,682,072	21,373,835
Related party payable- current	13,027,737	6,808,798
Due to officers	1,214,432	1,304,431
Taxes payable	21,701,013	17,792,612
Customer deposits	2,258,918	745,200
Bank loans	4,999,985	4,999,985
Total current liabilities	75,391,913	57,830,801

LONG-TERM LIABILITIES
Convertible note payable, net of discount	1,214,367	543,367
Derivative liabilities	188,959	4,594,912
Related party payable- non-current	-	-
Asset retirement obligations	3,903,835	3,616,643
Total long-term liabilities	5,307,161	8,754,922

Total liabilities	80,699,074	66,585,723

Commitments and contingencies

EQUITY:
L&L ENERGY STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 2,500,000 shares authorized, none issued and outstanding	-	-
Common stock ($0.001 par value, 120,000,000 shares authorized: 43,470,705 and 38,385,050 shares issued and outstanding at January 31, 2014 and April 30, 2013, respectively)	43,471	38,385
Additional paid-in capital	81,943,184	69,588,550
Accumulated other comprehensive income	14,280,333	9,814,087
Retained earnings	150,861,780	134,487,028
Treasury stock (286,595 shares and 286,595 shares at January 31, 2014 and April 30, 2013, respectively)	(68,035)	(68,035)
Total L & L Energy stockholders' equity	247,060,733	213,860,015
Non-controlling interest	50,223,768	42,151,205
Total equity	297,284,501	256,011,220
TOTAL LIABILITIES AND EQUITY	$377,983,575	$322,596,943

The accompanying notes are an integral part of these unaudited consolidated financial statements.

L & L ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31 2014 AND 2013
(Unaudited)
	For The Three Months Ended January 31,		For The Nine Months Ended January 31,
	2014	2013	2014	2013
NET REVENUES	$31,671,723	$59,852,361	$125,819,602	$144,804,738
COST OF REVENUES	21,774,009	39,396,382	79,624,378	102,569,810
GROSS PROFIT	9,897,714	20,455,979	46,195,224	42,234,928

OPERATING COSTS AND EXPENSES:
Salaries & wages-selling, general and administrative	596,155	703,121	4,797,301	2,597,634
Selling, general and administrative expenses, excluding salaries and wages	2,860,068	3,358,112	11,012,065	9,260,485
Total operating expenses	3,456,223	4,061,233	15,809,366	11,858,119

INCOME FROM OPERATIONS	6,441,491	16,394,746	30,385,858	30,376,809
OTHER INCOME (EXPENSE):
Interest income (expense)	4,701	116,926	14,716	341,261
Other income(expense), net	(596,222)	71,828	(1,091,012)	962,243
Loss on debt settlement		-	(6,101,488)	-
Derivative gain	772,767	-	4,405,953	-
Total other income (expense)	181,246	188,754	(2,771,831)	1,303,504

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	6,622,737	16,583,500	27,614,027	31,680,313
PROVISION FOR INCOME TAXES	1,018,654	1,574,799	4,405,955	3,072,766
INCOME FROM CONTINUING OPERATIONS	5,604,083	15,008,701	23,208,072	28,607,547

Income attributable to non-controlling interests	1,395,633	3,007,604	6,833,321	6,334,799
Income attributable to L & L	4,208,450	12,001,097	16,374,751	22,272,748

DISCONTINUED OPERATIONS
Gain on disposal		3,260,086		3,260,086
Net income from discontinued operations attributable to non-controlling interests	-	176,375	-	2,236,402
Net income from discontinued operations attributable to L & L	-	335,615	-	3,993,377
TOTAL INCOME FROM DISCONTINUED OPERATIONS	-	3,772,076	-	9,489,865

NET INCOME	$5,604,083	$18,780,777	$23,208,072	38,097,412

Net income attributable to non-controlling interests	$1,395,633	$3,183,979	$6,833,321	8,571,201
Net income attributable to L & L	4,208,450	15,596,798	16,374,751	29,526,211
	-
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	1,564,694	(977,322)	4,466,246	(1,308,735)
COMPREHENSIVE INCOME	$7,168,777	$17,803,455	$27,674,318	36,788,677

Comprehensive income attributable to non-controlling interests	$1,697,100	$3,049,642	$7,701,699	8,377,845
Comprehensive income attributable to L & L	5,471,677	14,753,813	19,972,619	28,410,832

INCOME PER COMMON SHARE – basic from continuing operations	$0.10	$0.32	$0.40	0.60
INCOME PER COMMON SHARE – basic from discontinued operations	$-	$0.10	$-	0.19
INCOME PER COMMON SHARE – basic	$0.10	$0.42	$0.40	0.79

INCOME PER COMMON SHARE – diluted from continuing operations	$0.09	$0.32	$0.38	0.60
INCOME PER COMMON SHARE – diluted from discontinued operations	$-	$0.10	$-	0.19
INCOME PER COMMON SHARE – diluted	$0.09	$0.42	$0.38	0.79

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic	43,613,610	37,318,789	41,429,291	37,562,695

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - diluted	45,545,719	37,318,789	43,632,344	37,562,695

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED JANUARY 31, 2014 AND 2013
(UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,208,072	$38,097,412
Loss from discontinued operations, net of income taxes	-	(6,229,779)
Loss on sale of subsidiary	-	(3,260,086)
Income from continuing operations, net of income taxes	23,208,072	28,607,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,101,572	5,124,945
Stock-based compensation	1,259,081	2,099,117
Amortization of debt discount	671,000	-
Loss on Ironridge Settlement	6,101,487	-
Decrease in fair value of derivative liability	(4,405,953)	-
Accretion of asset retirement obligation	216,367	137,134
Changes in assets and liabilities, net of businessess acquisitions:
Accounts receivable	3,654,897	(11,457,864)
Prepaid expenses and other current assets	(1,914,539)	(3,584,643)
Inventories	(1,152,676)	(2,303,922)
Other receivables	1,994,239	(17,249,745)
Accounts payable and other payables	10,820,899	8,358,088
Customer deposits	1,487,861	(1,273,992)
Accrued expense and other liabilities	1,654,332	(417,174)
Taxes payable	3,540,644	2,513,694
Note receivable	-	56,184
Net cash provided by continuing operating activities	53,237,283	10,609,369
Net cash provided by discontinued operating activities	-	9,489,865
Net cash provided by operating activities	53,237,283	20,099,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,540,270)	(1,596,161)
Acquisition of intangible assets	(682,324)	-
Acquisition of businesses, net of cash acquired	-	(1,748,669)
Construction-in-progress	(58,505,000)	(27,442,341)
Increase in restricted cash	(318,426)	-
Increase in land rental prepaid	(2,383,037)	-
Proceeds from repayment of long term receivable	5,300,720	1,559,826
Proceeds from disposal of fixed asset	2,562,753	-
Cash received from HSC disposal	526,250	5,125,291
Net cash used in continuing investing activities	(55,039,334)	(24,102,054)
Net cash used in discontinued investing activities	-	12,555,005
Net cash used in investing activities	(55,039,334)	(11,547,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to officers	(114,045)	1,035,708
Proceeds from Treasury stock sold	-	55,933
Payment to previous owner of acquired mine	-	(8,708,978)
Net cash provided by (used in) continuing financing activities	(114,045)	(7,617,337)
Net cash provided by (used in) discontinued financing activities	-	-
Net cash provided by financing activities	(114,045)	(7,617,337)

Effect of exchange rate changes on cash and cash equivalents	738,262	634,714

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,413,816)	1,569,562
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,565,084	3,547,953
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,151,268	$5,117,515

SUPPLEMENTAL INFORMATION
INCOME TAX PAID	$857,765	$2,114,059

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payable to DaPing shareholders	$-	$11,045,999

The accompanying notes are an integral part of these consolidated financial statements.

L & L ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Description of Business

L & L Energy, Inc. (“L&L” or the “Company”) is a Nevada corporation headquartered in Seattle, Washington. The Company’s China operations are based in Beijing, and its Taiwan operations are based in Taipei. The Company, which was founded 19 years ago in 1995, is an energy company.  The Company’s China operations focuses on coal and its Taiwan operations focus on clean energy. For the third quarter ended January 31, 2014, coal sales are generated entirely in China from coal mining, clean coal, coal wholesale and coal washing operations. At the present time, the Company conducts its coal (energy) operations in Yunnan and Guizhou provinces located in Southwest China.

As of January 31, 2014, the Company has the following subsidiaries or operations in China:

•           Kunming Biaoyu Industrial Boiler Co., Ltd (KMC), which owns/controls coal wholesale operations, L&L Coal Partners (the “2 Mines” or “LLC”), which owns/controls two coal mining operations (DaPuAn Mine and SuTsong Mine) and DaPuAn Mine’s coal washing operations; KMC also owns BaoXing Economic Trade Co. which is in wholesale operations,

•           Yunnan L&L Tai Fung (“Tai Fung”), which owns/controls SeZone County Hong Xing Coal Washing Factory (“Hong Xing”) as well as coal wholesale and distribution operations. It also has access to a third party washing facility which it does not own. Hong Xing has been idled from the end of June 30, 2013.

•           Wei She Coal Mine (“WeiShe”),

•           DaXing L&L Co. Ltd.,

•           Guizhou LiWei Coal Co. Ltd.,

•           LaShu Coal Mine (“LaShu”),

•           LuoZhou Coal Mine (“LuoZhou”),

•           L&L (Taiwan) Energy Ltd.,

•           Beijing LiWeiJia Energy Technology. Ltd., and

•           GuiZhou DaFuYuan Coal Co. Ltd. (“DaFuYuan”).

Basis of Presentation

The consolidated financial statements include the accounts of L & L Energy, Inc. and its affiliates. All intercompany transactions, profits and balances have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

The accompanying unaudited consolidated financial statements of L&L have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods ending at January 31, 2014 presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended April 30, 2013, as reported in Form 10-K, have been omitted.

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

New Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) and the London Interbank Offered Rate (LIBOR) swap rate are considered as  Benchmark Interest Rate for Hedge Accounting Purposes.  Section 815-20-25-6, hedges involving the benchmark interest rate are addressed in paragraph 815-20-25-12(f) for fair value hedges) and paragraph 815-20-25-15(j) for cash flow hedges.  This amendment is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The Company adopted this guidance effective July 17, 2013 and the Company does not expect the implementation will have a material impact on its consolidated financial statements

NOTE 3. RISK FACTORS AND MANAGEMENT ACTIONS REGARDING TRADING HALT

On September 19, 2013, the Company formed a Special Independent Committee to conduct a review of allegations made against the Company by the GeoInvesting blog released on September 19, 2013. The Special Independent Committee has since engaged legal counsel and independent investigators.  On November 18, 2013, the NASDAQ Stock Market halted trading in our common stock and imposed an ongoing suspension in trading of the shares pending its request for additional information.  The issue regarding the NASDAQ's requests for additional information is ongoing and the Company's Special Independent Committee investigation is still being completed.  Management does not believe that this matter will materially affect the Company's ability to continue as an ongoing profitable concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

NOTE 4. BUSINESS COMBINATIONS

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

Category	LaShu	LuoZhou
Current assets	$3.0	2.0
Property and equipment	6.2	8.4
Mining rights	6.9	11.5
Goodwill	0.4	1.4
Total assets acquired	16.5	23.3
Less liabilities assumed	(1.8)	(1.0)
Net assets acquired	$14.7	22.3
Non-controlling interest	$0.6	1.0

A brief description of each acquisition is as follows:

LuoZhou Coal Mine (“LuoZhou”) and LaShu Coal Mine (“LaShu”)

On November 18, 2012, the Company completed the acquisitions of the LuoZhou and LaShu Coal Mine when it entered into the Equity Ownership Transfer Agreement (the “Agreement”) with Guizhou Union Energy, Inc., a Chinese corporation (“Union”) and Guizhou Union Capital Investment Holding Co., Ltd., a Chinese corporation (“Union Capital”), to purchase 95% of the equity ownership interest of both LuoZhou and LaShu Coal Mine.

Under the Agreement, the purchase price for 95% of the ownership interest in both LuoZhou and LaShu Coal Mine was approximately RMB $233.3 million (equivalent to US$37.1 million). The purchase price for 95% of the ownership interest in LuoZhou was about RMB $140.5million (equivalent to US$22.3 million)and the purchase price for 95% of the ownership interest in LaShu Coal Mine was about RMB $92.9 million (equivalent to US$14.8 million), and both of these two mines (LuoZhou and LaShu) will be paid together by a cash outlay of approximately US $1.7 million and the transfer of the Company's interests in Zonelin Coking Plant (98%) and the DaPing Coal Mine (60%)which were valued at about $12.4 million and $23.0 million, respectively.  LuoZhou Coal Mine has $27 million tons of reserves. LaShu Coal Mine has $7.2 million tons of reserve.

Divestiture

Sale of HSC

In late 2009 to early 2010, the Company determined that it was in the best interest of the Company to expand on other prospective acquisitions that would provide a better return to its stockholders.  Therefore, on April 18, 2010, the Company entered into an Equity Sale and Purchase Agreement (the “Equity Sale Agreement”) with Guangxi Liuzhou Lifu Machinery Co., Ltd., whereby the Company sold its 93% equity ownership interest in HSC (Hon Shen Coal Co., Ltd.) for RMB $41,000,000 (equivalent to approximately US$6,000,000).  Guangxi Liuzhou Lifu Machinery Co., Ltd. assumed the obligation of the Company to pay to HSC RMB $23,800,000 (equivalent to approximately US$3,485,300) that remained payable to HSC pursuant to the Equity Sale and Purchase Agreement signed in December 2009.   Guangxi Liuzhou Lifu Machinery Co., Ltd. also agreed to pay the remaining balance of RMB $17,200,000(equivalent to approximately US$2,514,700) to the Company in three installments, (1) RMB $3,440,000 (approximately US$502,940) within six months of the sale, (2) RMB $5,160,000 (approximately US$754,410) between six months and twelve months after the sale, and (3) RMB $8,600,000 (approximately US$1,257,350) between twelve and twenty-four months after the sale.  Pursuant to the Equity Sale Agreement, if Guangxi Liuzhou Lifu Machinery Co., Ltd. does not make such scheduled payments, a penalty of 1% of the applicable payment will be assessed for any deadline that is missed.  Additionally, interest of 3.5% per annum of the applicable payment will be assessed as of the day after the applicable payment date.  The portions of the purchase price that are due within twelve months after the sale (i.e., the first two installments) are included as “Other receivables” on the Company’s consolidated balance sheets and the portion of the purchase price due within 24 months of the sale (i.e., the third installment) is included as a “Long-term receivable” on the Company’s consolidated balance sheets. The Company recorded US$834,181 as income from discontinued operations and recognized a gain of US$1,017,928 on the sale on April 18, 2010.  As of January 31, 2014, the outstanding receivable from the sale of HSC was US$224,453, which is expected to be received before April 30, 2014.

Sale of Ping Yi Mine

After the consideration of several factors including its continuing development strategies, the Company made the determination to dispose of the Ping Yi Mine.  On April 30, 2012, the Company entered into an Equity Sale and Purchase Agreement with Mr. Zhang, the previous owner of Ping Yi Mine, whereby the Company sold its 100% equity ownership interest in Ping Yi Mine for RMB $196,000,000, approximately US $31,000,000.  The payment was agreed to take the form of receipt with payment in two parts: (1) through receipt of coal extracted from the Ping Yi Mine subsequent to the disposal, including priority receipt of future coal from the Ping Yi Mine at a 5% discounted price compared to the market price until 70% of the payment is received; (2) through receipt of the use of Ping Yi Mine’s washing facilities subsequent to disposal, including  usage fees charged at a 3%~5% discounted price compared to the market price until 30% of the payment is received. The terms of the agreement state that full payment must be received within five years, and that 70% of total receipts must occur by the end of the third year from the date of the agreement. The Company received total payment of $1,519,999 as coal washing facilities service during this quarter.

The Company recorded $408,020 as income from discontinued operations for the year ended April 30, 2012. Additionally, the Company recorded $3,183,786 of costs to dispose related to the provision of discounting the estimated receipt of the payment over the payment term (refer to Note 5 and 11).

Sale of DaPing Coal Mine

After the consideration of several factors including its continuing development strategies, the Company made the determination to dispose of the DaPing Mine. On November 18, 2012, the Company decided to purchase two coal mines, which are LuoZhou and LaShu mines, by making a swap of the 60% equity interest in DaPing Mine and 98% equity interest in ZoneLin Coking Plant. The fair value of the 60% equity interest in DaPing was approximately $ 23 million, including $0.5 million on assets write-up per fair value measurement. The Company has no continuing involvement in the disposed business.

Sale of ZoneLin Coking Plant

After the consideration of several factors including the continuing development strategies, the Company made the determination to dispose of the ZoneLin Coking Plant. On November 18, 2012, the Company decided to purchase two coal mines, which are LouZhou and LaShu Mines by making a swap of the 60% equity interest in DaPing Mine and 98% equity interest in ZoneLin Coking Plant. The fair value of the 100% equity interest in ZoneLin was RMB 77,786,000 (approximately $ 12.4 million, including $2.7 million on assets write-up per fair value measurement). The Company has no continuing involvement in the disposed business.

NOTE 5. PREPAID AND OTHER CURRENT ASSETS

Cash advances are made to coal suppliers to guarantee a certain delivery of coal to the Company at a specified time and price. Since the demand for coal is high, the Company enters into agreements with these suppliers, with cash deposits, to ensure a constant supply of coal to its washing facilities. By signing purchase agreements with suppliers which provide for the payment of deposits over a certain period of time, the company ensures that its suppliers will deliver their coal in a timely manner. Certain agreements impose penalties on the suppliers for non-compliance.

On June 10, 2013, we entered into an agreement for the prepayment of 25,000,000 RMB worth of coal with Guizhou Qian Hong Mining Resource Consulting Services, Ltd. (“Qian Hong”). On August 14, 2013, Ironridge Global IV, Ltd (“Ironridge”) agreed to complete the payment for us in exchange for free trading shares. The details of our transaction with Ironridge can be found below in NOTE 25, “Ironridge Transaction.” On August 20, 2013, pursuant to the Ironridge Transaction, Ironridge completed its payment to Qian Hong. As of October 31, 2013, the company received approximately 13% of the total amount under the prepayment agreement from Qian Hong Mining. As of January 31, 2014, the company received approximately 24% of the total amount under the prepayment agreement from Qian Hong Mining.

Additionally, the Company provides advances to employees for them to handle incidents in our mining operations as well as washing expansion projects as these facilities are far away from our operating center in Kunming and Guiyang.  There were no advances to officers or directors.

During last quarter, the Company paid a total of $2.7 million which has a current portion of $0.3 million for renting land to mine coal. This total payment will be amortized in 10 years period.

Prepaid expenses and other current assets consisted of the following:

Description	January 31, 2014	April 30, 2013
Advances to suppliers	$28,240,340	$22,128,001
Advances to employees	1,115,943	515,867
Prepaid	278,445	0
Other	433	495,888
Prepaid and other current assets, total	29,635,161	23,139,756

NOTE 6. OTHER RECEIVABLES

Other receivables consisted of the following:

Description	January 31, 2014	April 30, 2013
Short term loans to business associates	$-	$3,646,838
Ping Yi Mine receivable-current (note 3)	1,977,283	7,094,403
HSC receivable - current (note 3)	224,453	750,703
Other	570,663	1,403,360
Total	$2,772,399	$12,895,304

The Company made short-term loans to business partners in order to develop a long-term business relationship.  Such loans are considered consistent with accepted business practices in China.  These business partners are suppliers to the Company and the Company believes that these loans result in securing adequate supplies for the expansion of production capacity in its mines. As more fully discussed in Note 3, the Company sold its 100% equity ownership interest in Ping Yi Mine for RMB $196,000,000, approximately US $31,200,000 on April 30, 2012. The estimated receipt of payment is expected to generally occur within a five-year period, in accordance with the contract. As such, a valuation allowance was recorded to reflect the net present value of the payments during that period at a rate of 5%, which is with reference to the discount explicit in the agreement. The initial recording of this discount resulted in the recognition of a cost of disposal in the period when the disposal incurred, which will be accreted as interest income using the effective interest method over the life of the agreement. As of January 31, 2014, the receivable related to the disposal of the Ping Yi Mine, net of discount, amount to a total of $7,323,886 with a current portion of $7,094,403.

NOTE 7. INVENTORIES

Inventories primarily consist of coal located at facilities owned by LLC, DaXing, KMC, WeiShe,TaiFung, LuoZhou and LaShu. Inventories consisted of the following:

Description	January 31,2014	April 30, 2013
Raw coal	$986,835	$2,115,833
Fine coal	5,456,649	4,010,302
Other	2,009,498	1,028,409
Total	$8,452,982	$7,154,544

NOTE 8. PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT COSTS

Property, plant, equipment and mine development costs consisted of the following:

Description	January 31, 2014	April 30, 2013
Mine development cost	$160,922,831	$115,014,678
Mineral rights	44,501,017	43,677,912
Building and improvements	5,036,281	6,119,213
Machinery and equipment	26,922,520	24,232,999
Assets retirement cost, net	3,098,196	3,077,883
Property, plant and equipment and mine development cost, total	240,480,845	192,122,685
Accumulated depreciation and amortization	(25,049,491)	(18,713,197)
Property, plant and equipment and mine development cost, net	$215,431,354	$173,409,488

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

The depreciation method used is based on two types of assets:

a. For fixed assets related to production, the Company uses unit of production method

b. For all other assets, the Company uses straight-line method

Depreciation expense was $2,005,264 and $6,101,572for the three and nine months ended January 31, 2014 respectively.

Depreciation expense was $2,231,774 and $5,124,945for the three and nine months ended January 31, 2013 respectively.

Amortization expense of asset retirement costs was $33,953 and $29,246 for the nine months ended January 31, 2014 and 2013.

NOTE 9.  CONSTRUCTION IN PROGRESS

Construction-in-progress includes mine development costs, ventilation and electrical system improvements, building of staff quarters, and construction of a sewage treatment system and road expansion for the washing facilities. Construction-in-progress was $49,054,291 and $34,679,059 as of January 31, 2014 and April 30, 2013, respectively.

NOTE 10.  INTANGIBLE ASSETS

Intangible assets consist of customer relationship and technology assets, and are being amortized over a period of 7 years.  Amortization expense for these assets was $63,577and $55,350 for the nine months ended January 31, 2014 and 2013, respectively.

Intangible assets consisted of the following:

Description	January 31, 2014	April 30, 2013
Technology	$76,149	$74,732
Land rights	828,443	160,165
Customer relationship	48,710	47,803
Intangible assets, total	953,302	282,700
Accumulated amortization	(133,117)	(67,817)
Intangible assets, net	$820,185	$214,883

Land rights are related to the acquisition of the LuoZhou and LaShu mines.

The amortization schedule for the upcoming five years is as below (amount in thousands):

Remainder of Fiscal 2014	$25
Fiscal 2015	101
Fiscal 2016	101
Fiscal 2017	101
Thereafter	492
Total	$820

NOTE 11. PREPAID AND OTHER ASSETS, NON-CURRENT

They represent the long-term restricted cash and the long-term prepayment. The long-term restricted cash amounts to $3,493,499 in bank deposits as of January 31, 2014, in which $3,000,000 is required to be held as collateral for a convertible note payable (see Note 17).  $2,383,037 is the long-term portion of the prepayment for a land rental.

NOTE 12.  LONG-TERM RECEIVABLE

As more fully disclosed in Note 3 and Note 5, the Company has recorded a long-term receivable related to the disposal of the Ping Yi Mine as of January31, 2014, of $7,323,886, net of a present value discount of $3,183,786.The current portion of this balance is $7,094,403, which is included in other receivables on the accompanying consolidated balance sheets.

NOTE 13.  RELATED PARTY TRANSACTIONS

Related Party Notes Receivable

The Company loaned money to various entities that have non-controlling interest with the Company.

Controlling interest is defined as effective management control of the business entity or minimum 50% ownership.  “Non-controlling interest”, sometimes referred to as minority equity interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

The associates normally refer to business partners such as suppliers, customers, or people or party associated with our business entity.  For the purpose of this disclosure, there is no distinction between having “non-controlling interests with the Company” and “the Company having an interest in that third party”.

Related party transactions consist of due from related party, related party note receivable, related party payables, and due to officers.

Due from related party consisted of the following balances at January 31, 2014 and April 30, 2013:

Related parties	January31, 2014	April 30, 2013
ShiZongHengTai	$5,195,327	$3,156,580
Kunming Kenandi Technology Development Co., Ltd.	511,724	277,922
Total	$5,707,051	$3,434,502

Related party notes receivable consists of the following balances at January 31, 2014 and April 30, 2013:

Borrowers	January 31, 2014	April 30, 2013
Associates to SuTsong	$2,950,921	2,895,990
Associates to DuPuAn	959,322	982,295
Associates to TaiFung	421,338	359,430
Total related party notes receivable (current)	$4,331,581	4,237,715

Related Party Payable

Related party payable consisted of the following balances at January31, 2014 and April 30, 2013:

Description	January 31, 2014	April 30, 2013
Payable to previous owners of DaPing Coal Mine	$-	$507,973
Payable to Robert Lee	1,990,298	1,647,933
ShiZong Heng Tai	-	1,000,886
Kunming Kemandi Technology Development Co.	-	111,899
Payable to Union Energy (non-controlling interest holder of LuoZhou, LaShu and Weishe Mines)	11,037,439	3,540,107
Total related party payable (current)	$13,027,737	$6,808,798

The payable to Union Energy (non-controlling interest holder of WeiShe, LuoZhou and LaShu mines), is not collateralized by any assets of the Company. The increase of payable to Robert lee is the interest accrued $342,365 in this quarter. The payable to Uninon Energy is free of interest.

Due to Officers and Directors

Due to officers consisted of the following balances at January31, 2014 and April 30, 2013:

Due to officer	January 31, 2014	April 30, 2013
Dickson Lee	$1,149,641	$1,179,640
Clayton Fong	64,791	64,791
Shirley Kiang*	-	60,000
Total due to officers/directors	$1,214,432	$1,304,431

*No longer a director as of September 1, 2012

  Through the Ironridge debt settlement (NOTE 25), $800,000 due to Dickson Lee was repaid by Ironridge.

  The Company has accrued interest payable of $163,373 as of January 31, 2014.

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

The LuoZhou and LaShu mines were acquired by the Company in November 2012. According to the mine reservation report, management expects to extract approximately 26.6 million tons of coal and 7 million tons of coal from LuoZhou and LaShu over the remaining 30 years, respectively. LuoZhou Mine and LaShu Minere are located in Guizhou Province and the management estimates the asset retirement obligation at a rate of 3RMB per ton based on total reserves at the end of the useful lives of the mines. The interest rate used in the net present value calculation of LaShu and LuoZhou mines were 29.06% and 27.01%, respectively.

During the quarter ended July 31, 2010, the Company revised the forecasted cash flows used for the net present value calculations for the DaPuAn and SuTsong mines. The revisions to estimated cash flows pertain to revisions in the estimated amount and timing of required reclamation activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages and third-party unit costs as of July 31, 2010. The Company based these estimates on historical and anticipated results and trends and on various other assumptions that the Company is reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates. The Company evaluated the forecasted cash flows as of January 31, 2014, and no revision was deemed necessary.

The following is a summary of the change in the carrying amount of the asset retirement obligation during the period ended January 31, 2014 and the year ended April 30, 2013.

Description	January 31, 2014	April 30, 2013
Beginning balance	$3,616,643	$2,459,352
Liabilities incurred during the period	-	1,619,386
Liabilities settle during the period	-	(686,519)
Accretion of interest	287,192	224,424
Ending balance	$3,903,835	$3,616,643

NOTE 15.  OTHER PAYABLES

Other payables consisted of the following:

Item	January 31, 2014	April 30, 2013
Due to business partner	2,902,558	3,578,082
Resource surcharge payable of WeiShe Coal Mine	13,742,834	13,487,011
Others (1)	9,036,680	4,308,742
Total current other payables	$25,682,072	$21,373,835
Total other payables	$25,682,072	$21,373,835

None of these payables are collateralized by any assets of the Company.

NOTE 16.  TAXES PAYABLE

Taxes payable consisted of the following:

Description	January 31, 2014	April 30, 2013
VAT payable	$5,354,681	$5,258,999
Income tax payable (1)	12,929,538	9,176,652
Other taxes payable (2)	3,416,794	3,356,961
Total tax payable	$21,701,013	$17,792,612

(1) For China
(2) Other Taxes Payables mainly include resources tax payable and business tax payable in China

NOTE 17.  BANK LOANS

On March 19, 2013, the Company entered into a Business Loan Agreement with East West Bank of California, USA for a principal amount of $2,500,000, net of a bank fee of $15, at a fixed rate of 1.545%. This is a revolving line of credit loan to the Company for $2.5 million due on March 18, 2014. The collateral for the amount is a CD of $2,500,000 deposited with the lender. Mr. Dickson V. Lee, Chairman and CEO of the Company, acts as guarantor to the loan.

On March 22, 2013, the Company entered into a Business Loan Agreement with China Development Industrial Bank in Taiwan for a principal amount of $2,500,000 as a revolving line of credit loan. The interest rate is adjusted every three months with the fixed rate determined by the USD Libor rate plus 1.75% as shown in Reuters data source based in London at the beginning of every period. The loan expires in two years. The collateral for the amount is a CD of $2,500,000 deposited with the lender. There is no guarantor to this loan.

NOTE 18. CONVERTIBLE DEBT

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

On December 10, 2012, the Company recorded a derivative liability of $2,643,191 for the embedded conversion feature of the Convertible Note which was valued at $2,355,390 and the Investor Warrants which was valued at $287,801 and offset to an unamortized debt discount totaled $2,643,191. The debt discount will be amortized using effective interest method over 24 months. As of January 31, 2014, the Company amortized debt discount $285,548 and $671,000 as interest expense in the consolidated statements of comprehensive income for the three months and nine months ended January 31, 2014, respectively.

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

As of January 31, 2014, the outstanding balance of Convertible Note was $3,000,000 and none of the Investor Warrant shares have been exercised and therefore no common shares have been issued under the Rule.  The Company paid monthly interest on the Convertible Note.

In connection with the Convertible Note, the Company initially recorded $180,000 loan origination fee as deferred loan cost and amortized over 24 months using the effective interest method. In addition, the Company prepaid six months interest totaled $180,000 and recorded as prepaid interest.  The Company amortized loan cost of $22,692 and $67,549 as interest expense for the three months and nine months ended January 31, 2014, respectively.

During the nine months ended January 31, 2014, the fair value of the derivative instruments liability decreased by $4,405,953. This was recorded as unrealized gain on fair value of derivative instruments as non-cash expense in the accompanying consolidated statements of comprehensive income.

Activity for derivative instruments liability during the quarter ended January 31, 2014 was as follows:

	April 30, 2013	Activity During quarter	Increase(Decrease) in Fair Value of Derivative Liability	January r 31, 2014
Derivative instruments	$4,594,912	$-	$(4,405,953)	$188,959

The following is a summary of the assumptions used in the Lattice model as of the initial valuations of the derivative instruments issued during the quarter ended January  31, 2014 and the year ended April 30, 2013:

	January 31, 2014	April 30, 2013
Common stock issuable upon exercise of warrants and conversion of notes	$2,221,926	$2,221,926
Market value of common stock on measurement date	1.42	3.87
Risk free interest rate	0.10-0.34%	0.24-0.33%
Warrant and convertibles lives in years	1-2	2-3
Expected volatility (3)	106%	68-72%
Expected dividend yields (4)	0%	0%

NOTE 19.  INCOME TAXES

Our effective tax rates were approximately 15% and 9% for the three months ended January 31, 2014 and 2013, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates, and the Company has net operating loss carry-forwards available to offset current and future taxable income.

NOTE 20.  STOCKHOLDERS’ EQUITY

Stock Issued for Compensation:

For the three months ended January 31, 2014, the Company issued 50,000 shares of common stock to employees with share value of $84,000.  The Company cancelled  105,000 shares of common stock previously issued to employees with share value of $330,000.

For the three months ended January 31, 2014, the Company cancelled 536,662 shares of common stock previously issued to officers with share value of $1,610,962.

For the three months ended January 31, 2014, the Company cancelled 78,571 shares of common stock previously issued to board member with the share value of $237,500.

For the nine months ended January 31, 2014, the Company issued 76,763 shares of common stock to a board member with the share value of $345,000.

For the nine months ended January 31, 2014, the Company issued 3,333 shares of common stock to an officer with the share value of $74,298.

For the nine months ended January 31, 2014, the Company issued 125,100 shares of common stock to employees with the share value of $432,854.

For the nine months ended January 31, 2014, the Company issued 14,000 shares of common stock to an advisor with the share value of $34,760.

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

Treasury Stock:

As of January 31, 2014, the Company recovered zero shares of its common stock and owned a total of 286,595 of its own shares.

NOTE 21.  WARRANTS

Warrants Issued for Compensation

During the nine months ended of January 31, 2014 , the Company had no warrant issued or exercised for compensation.

Following is a summary of the status of warrants outstanding at January  31, 2014 :

Type of Warrants	Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Directors - Class E	$3.00	185,916	0.99	$3.00
Non-employees	$2.25-9.51	12,000	0.37	$3.43
Total		197,916	0.95	$3.03

Warrants Issued to Investors

On November 12, 2012, the Company issued 683,003 and 64,786 of four-year warrants to lenders. The warrants exercise prices are $2.10 and $1.92. The warrants are exercisable immediately.

On May 23, 2013, the Company issued warrants to purchase 232,558 shares of common stock to a lender. The warrants’ exercise price is $4.30 and it is exercisable immediately.

During the nine months ended January 31, 2014, the Company has no warrant issued or exercised to investors.

The table below is a summary of all warrants activity as of January 31, 2014:

Warrants Roll-forward Summary
	Units	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
Outstanding at April 30, 2013	1,956,075	$3.03	2.61
Issued	232,558	4.30	3.81
Exercised	-	-	-
Expired	-	-	-
Outstanding at July 31, 2013	2,188,633	$3.17	2.51
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at October 31, 2013	2,188,633	$3.17	2.26
Exercisable at October 31, 2013	2,188,633	$3.17	2.26
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at January 31, 2014	2,188,633	$3.17	2.01
Exercisable at January 31, 2014	2,188,633	$3.17	2.01

NOTE 22.  NON-CONTROLLING INTEREST

As described in Note 1 to the consolidated financial statements, the Company has the majority controlling interest of L&L Coal Partners (2coal mining operations), Tai Fung, WeiShe, LuoZhou and LaShu. During the fiscal year 2010, the Company increased its ownership interest in L&L Coal Partners to 80% from 60% at April 30, 2009. The equity related to non-controlling interest as of July 31, 2013 represents 20% third party interest in L&L Coal Partners, 2% third party interest in Tai Fung, 49% third party interest in WeiShe, 5% third party interest in LuoZhou and 5% third party interest in LaShu. The non-controlling interest in WeiShe is measured at fair value at the acquisition date, with a discount rate of 16% which reflected the factor for lack of marketability.

Below is a schedule of changes in ownerships interest as of January31, 2014 and April 30, 2013:

Description	January 31, 2014	April 30, 2013
Beginning balance	$42,151,205	$43,431,399
Non-controlling interest related to acquisitions	370,864	1,598,799
Translation	868,378	418,542
Net income related to non-controlling interest	6,833,321	10,800,403
Non-controlling interest related to disposal	-	(14,097,938)
Ending balance	$50,223,768	$42,151,205

NOTE 23.  EARNINGS PER SHARE

The Company had common shares, warrants and stock options issued and outstanding as of January 31, 2014.  Under the treasury stock method, the Company computed the diluted earnings per share as if all issued warrants, options and convertible debt were converted to common stock and cash proceeds were used to buy back common stock. The exercised prices of warrants and options are greater than fair market price.

	For the Three Months Ended January 31		For the Nine Months Ended January 31
	2014	2013	2014	2013
EPS numerator:
Net income from continuing operatings, net of income taxes	$5,604,083	15,008,701	$23,208,072	28,607,547
Less: Net (loss) income attributable to noncontrolling interests	1,395,633	3,007,604	6,833,321	6,334,799
Income from continuing operations attributable to common stockholders	4,208,450	12,001,097	16,374,751	22,272,748
(Loss) income from discontinued operations attributable to common stockholders, net of income taxes		3,595,701		7,253,463
Net income attributable to common stockholders	$4,208,450	15,596,798	$16,374,751	29,526,211
EPS denominator:
Weighted average shares outstanding — basic	43,613,610	37,318,789	41,429,291	37,569,600
Effect of dilutive shares	1,932,110		2,203,054
Weighted average shares outstanding — diluted	45,545,720	37,318,789	43,632,345	37,569,600
Basic EPS attributable to common stockholders:
Income from continuing operations	0.10	0.32	0.40	0.59
(Loss) income from discontinued operations	-	0.10	-	0.19
Net income attributable to common stockholders	$0.10	0.42	$0.40	0.79
Diluted EPS attributable to common stockholders:
Income from continuing operations	0.09	0.32	0.38	0.59
(Loss) income from discontinued operations	-	0.10	-	0.19
Net income attributable to common stockholders	$0.09	0.42	$0.38	0.79

NOTE 24.  COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company held operating leases in the Seattle office, Beijing office, Guizhou office and Taiwan office. The leases of the Seattle office and Beijing office expire in October 2014 and December 2014, respectively.  The leases of the Guizhou office and the Taiwan office both expire in February 2014.The non-cancelable operating lease agreement requires that the Company pay certain operating expenses, including management fees to the leased premises. The future minimum rental payments in less than a year and in greater than a year are $195,923 and $0, respectively.

Legal Matters

On August 26, 2011, a federal securities law class action complaint was filed against the Company, certain officers and directors (i.e., Dickson V. Lee and Ian G. Robinson) and a former officer (i.e., Jung Mei (Rosemary) Wang) in the United States District Court, Western District of Washington at Seattle on behalf of a proposed class of all persons who purchased the common stock of the Company during the period August 13, 2009 through August 2, 2011, inclusive, and who were damaged thereby (the “Washington Securities Class Action”), alleging that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934  by filing materially  false and misleading public statements from August 2009 to July 2011. On December 15, 2011, the court appointed Gregg Irvin as lead plaintiff, and plaintiff filed an amended complaint and a second amended complaint on February 8 and March 2, 2012, respectively, naming four other current and former directors as defendants (i.e., Shirley Kiang, Robert Lee, Dennis Bracy and Robert Okun).

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

The Company has notified our insurance carrier of the Washington Securities Class Action, the Bush Suit and the Stouffer Suit.  The Company has also retained outside legal counsel.

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

Proceedings in the Bush Suit and Stouffer Suit continued to be stayed pending the court’s ruling on the second motion to dismiss.

On December 3, 2013, the United States District Court, Western District of Washington at Seattle denied the defendants’ second motion to dismiss.  The court has not yet issued a case scheduling order in the Washington Securities Class Action and there is no trial date.

On September 23, 2013, a federal securities law class action complaint was filed against the Company, and certain officers and directors (i.e., Dickson V. Lee, Ian G. Robinson and Clayton Fong) in the United States District Court, Southern District of New York on behalf of a proposed class of all persons who purchased common stock of the Company during the period September 11, 2012 through September 18, 2013, inclusive, and who were damaged thereby (the “New York Securities Class Action”), alleging that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by filing materially false and misleading public statements from September 2012 to September 2013.    On December 23, 2013, the court appointed Robert Leonard as lead plaintiff.  No other deadlines have been established.

On October 18, 2013, a complaint was filed by Joseph D, Bessent, in a shareholder derivative suit on behalf of the Company, which is a nominal defendant, against certain its then existing officers and/or directors (i.e., Dickson V. Lee, Syd S. Peng, Mohan Datwani, Jingcai Yang, James Schaeffer, and Joseph Borich) in the Superior Court for the State of Washington in King County, Washington (the “Bessent  Suit”), alleging that the defendants breached fiduciary duties to the Company and its shareholders and committed other wrongful acts.

On December 9, 2013, a complaint was filed by Jay Finkelstein, in a shareholder derivative suit on behalf of the Company, which is a nominal defendant, against certain of its current and former officers and/or directors (i.e. Dickson V. Lee, Norman Mineta, Shirley Kiang, Ian Robinson, Dennis Bracy, Edward L. Dowd, Jr., Robert W. Lee, Robert A. Okun, Andrew M. Leitch, Edmund Moy, Dr. Syd S. Peng, Clayton Fong, Jungcai Yang, Mohan Datwani, Joseph Borich, and James Schaeffer) in the United States District Court, Western District of Washington at Seattle (the “Finkelstein Suit”), alleging that the defendants breached fiduciary duties to the Company and its shareholders and committed other wrongful acts.

On December 23, 2013, a complaint was filed by Loren Giesbrecht in a shareholder derivative suit on behalf of the Company, which is a nominal defendant, against certain of its then existing officers and/or directors (i.e., Dickson V. Lee, Syd S. Peng, Jingcai Yang, James Schaeffer, and Joseph Borich) in the United States District Court, District of Nevada (the “Giesbrecht  Suit”), alleging that the defendants breached fiduciary duties to the Company and its shareholders and committed other wrongful acts.

On January 10, 2013, United States District Court Judge Robert S. Lasnik, who is the judge presiding over the Washington Securities Class Action and the Bush  Suit, entered an order consolidating the Bush  Suit with the Finkelstein  Suit.  The court also approved the substitution of Finkelstein as the operative plaintiff in the consolidated Finkelstein  Suit.

The Company has notified our insurance carriers of the New York Securities Class Action, the Bessent  Suit, the Finkelstein  Suit, and the Giesbrecht  Suit. The Company has retained outside legal counsel.

Although the Company continues to believe that all of the foregoing actions are without merit, it has agreed to conduct a global mediation with the plaintiffs on May 6, 2014.  Pending the global mediation, litigation activity in the cases is generally stayed.  The Company intends to vigorously defend any actions that are not settled.

The Company is unable to estimate the amount or range of any potential loss in the event of an unfavorable outcome in any of the aforementioned legal proceedings.  As such, as of January 31, 2014, the Company has not accrued any liability in connection with potential losses from legal proceedings.

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

Concentrations

For the nine months ended January 31, 2014, the Company had three major customers who purchased 34% of the Company’s total sales, and represented $5,970,045of accounts receivable balance in total as of January 31, 2014. In addition, the Company had two major suppliers who provided 30% of its total purchases, and the relevant account payables had been paid off as of January 31, 2014.

NOTE 25.  STOCK INCENTIVE PLAN

On September 9, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”), which was approved by shareholders at an annual meeting of the shareholders held on the same date. On February 17, 2011, the Company filed anS-8 Registration Statement. The Stock Incentive Plan authorizes the Board of Directors or one or more of its members to grant options to eligible individuals to purchase shares of common stock of the Company to eligible individuals.  Eligible individuals may be employees, non-employee members of the Board or the board of directors of any Parent or Subsidiary, and consultants who provide valuable service to the company or its Parent or Subsidiary. Options to purchase common stock may be incentive stock options, stock units, stock appreciation rights or non-statutory stock options as determined by the Board of Directors or its delegate. 4,200,000 shares of common stock were reserved for issuance.

On September 16, 2013, the Company’s Board of Directors adopted the 2013 Stock Incentive Plan (the “2013 Plan”), which was approved by shareholders at an annual meeting of the shareholders held on the same date. As the end of January 31, 2014, the Company has not filed an S-8 Registration Statement. The Stock Incentive Plan authorizes the Board of Directors or one or more of its members to grant options to eligible individuals to purchase shares of common stock of the Company to eligible individuals.  Eligible individuals may be employees, non-employee members of the Board or the board of directors of any Parent or Subsidiary, and consultants who provide valuable service to the Company or its Parent or Subsidiary. Options to purchase common stock may be incentive stock options, stock units, stock appreciation rights or non-statutory stock options as determined by the Board of Directors or its delegate. 5,500,000 shares of common stock were reserved for issuance.

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

During the nine months ended of January 31, 2014, the Company has issued 248,000 stock options as board compensation and no stock option was exercised.

The following table displays the weighted average assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the third quarter ended January 31, 2014:

January 31, 2014
Dividend yield	-
Risk-free interest rate	3.33%
Expected volatility	106%
Expected lives	5 years

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

Stock compensation expense was recognized based on awards expected to vest. FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The following summarizes pricing and term information for options outstanding as of January 31, 2014:

Type of Options	Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Director	$7.65	40,000	2.09	$7.65
Director	$2.00	240,000	3.59	$2.00
Director	$2.50	248,000	4.63	$2.50
		528,000	3.96	$2.66

As of January 31, 2014, 311,000 of 528,000 stock options outstanding for compensation were exercisable.

The following table is a summary of stock option activity under the Stock Incentive Plan as of and for the nine months ended January 31, 2014:

	Incentive Stock Options	Weighted Average Exercise Price Per Shares	Weighted Average Remaining Life (Years)
Outstanding at April 30, 2013	280,000	$2.81	4.13
Granted	-	-	-
Exercised	-	-	-
Outstanding at July 31, 2013	280,000	$2.81	3.88
Granted	248,000	-	-
Exercised	-	-	-
Outstanding at October 31, 2013	528,000	$2.66	4.21
Granted	-	-	-
Exercised	-	-	-
Outstanding at January 31, 2014	528,000	$2.66	3.96

NOTE 26.  IRONRIDGE SETTLEMENT

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

In accordance with the Order and Stipulation, we issued equity and experienced a book loss; however, this event does not affect our cash flow. This event has a material effect on the presentation of our financial statements. Therefore, we disclosed and recorded a $6,101,488 loss on debt settlement in the period ended October 31, 2013.  The Ironridge settlement transaction has been fully completed as of October 31, 2013.  No transaction activity during the third quarter ended as of January 31, 2014.

NOTE 27.  SEGMENT INFORMATION

The Company reports its operations primarily through the following reportable operating segments: coal mining, coal wholesaling, coking and coal washing revenue. The Company’s chief operating decision maker uses operating income as the primary measure of segment profit and loss.

	For the three months ended January 31,		For the nine months ended January 31,
Total Revenues (including intersegment sales)	2014	2013	2014	2013
Coal mining revenue	$15,104,037	$26,176,495	$64,455,746	$51,414,028
Coal wholesale revenue	10,765,057	11,560,671	36,552,175	33,912,725
Coal washing revenue	6,214,126	22,115,195	26,489,573	61,645,062
	$32,083,220	$59,852,361	$127,497,494	$146,971,815

Total Discontinued Operation Revenues
Coal mining revenue	$-	$932,813	$-	$10,184,306
Coal coking revenue	-	695,005	-	6,742,757
	$-	$1,627,818	$-	$16,927,063

Total Revenue	$32,083,220	$61,480,179	$127,497,494	$163,898,878

Intersegment revenues	2014	2013	2014	2013
Coal washing revenue	(411,497)	-	(1,677,893)	2,167,076
	$(411,497)	$-	$(1,677,893)	$2,167,076

Total Intersegment Revenue	$(411,497)	$-	$(1,677,893)	$2,167,076

Net Revenues	2014	2013	2014	2013
Coal mining revenue	$15,104,037	$26,176,495	$64,455,747	$51,414,028
Coal wholesale revenue	10,765,057	11,560,671	36,552,175	33,912,725
Coal washing revenue	6,214,126	22,115,195	26,489,573	61,645,062
Less intersegment revenues	(411,497)	-	(1,677,893)	(2,167,077)
	$31,671,723	$59,852,361	$125,819,602	$144,804,738

Discontinued operations:
Coal mining revenue	$-	$932,813	$-	$10,184,306
Coal coking revenue	-	695,005	-	6,742,757
	$-	$1,627,818	$-	$16,927,063

Total net revenue	$31,671,723	$61,480,179	$125,819,602	$161,731,801

Net income attributable to L&L	2014	2013	2014	2013
Coal mining	$4,413,315	$11,066,113	$25,263,347	$19,875,508
Coal wholesale	559,267	610,386	1,683,885	1,535,903
Coal washing	888,298	1,933,315	1,006,674	6,018,046
Parent Company	(1,652,430)	1,651,371	(11,579,155)	(1,896,627)
	$4,208,450	$15,261,185	$16,374,751	$25,532,830

Discontinued operations:
Coal mining revenue	$-	$262,318	$-	$3,334,431
Coal coking revenue	-	73,295	-	658,950
	$-	$335,613	$-	$3,993,381

Total net income attributable to L&L	$4,208,450	$15,596,798	$16,374,751	$29,526,211

Depreciation expense	2014	2013	2014	2013
Coal mining	$1,785,991	$2,002,804	$5,400,209	$4,396,210
Coal wholesale	8,859	12,227	23,316	35,748
Coal washing	153,505	143,829	458,082	429,657
Parent Company	56,909	72,914	73,969	217,184
	$2,005,264	$2,231,774	$5,955,576	$5,078,799

Discontinued operations:
Coal mining revenue	$-	$261,078	$-	$696,257
Coal coking revenue	-	88,781	-	-
	$-	$349,859	$-	$696,257

Total depreciation expense	$2,005,264	$2,581,633	$5,955,576	$5,775,056

	January 31, 2014	April 30, 2013
Coal mining	$293,697,784	$228,397,266
Coal wholesale	30,851,987	21,032,874
Coal washing	31,979,975	39,056,343
Parent Company (intercompany)	21,453,829	34,110,460
Total assets	$377,983,575	$322,596,943

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties.  In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Quarterly Report on Form 10-Q (the “Quarterly Report”), including the matters set forth under the captions “Risk Factors” and in the Company’s other filings with the U.S. Securities and Exchange Commission (“SEC”).  These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements.  The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” in Item 1A, as well as those discussed elsewhere in this Quarterly Report.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.

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

When we use the terms "we," "us," "our," "L & L," and "the Company," we mean L & L ENERGY, INC. a Nevada corporation, and its subsidiaries.

Overview

We produce, process, and sell coal in the People’s Republic of China (“China” or “PRC”).  As of January 31, 2014, our vertically integrated coal operations include five coal mines two coal washing plants, and coal wholesale and distribution networks in the southwest region of China. The Hong Xing Coal Washing Facility (“Hong Xing”) , one of our two coal washing plants, is currently idled pending the renovation of its coal washing equipment. TaiFung, the subsidiary which owns Hong Xing, also has access to a third party washing facility.  Since the Hong Xing washing facility was idled, most of our coal washing revenue has been derived from this third party facility.  Currently, substantially all of our coal mining operations are located in the Guizhou and Yunnan provinces. Our operations are located in inland and rural areas of China, which are being developed at a faster rate than the coastal areas that have historically received most of the PRC’s government focus. We sell the coal we produce, or acquire through wholesalers; both though direct sales to end users in China and through other wholesalers.

We were initially founded in 1995 by an American citizen and current Chairman and CEO Dickson Lee and originally focused on consulting services.  In 2001 we became a public reporting company and in 2004 acquired a majority interest in a coal related air compressor equipment company (“LEK”) located in China, we disposed of LEK in 2009 in order to focus on growing our coal businesses. In 2006 we commenced our coal operations which now constitute our principal operating business. We have funded our business to date primarily through investments from our founder and Chairman, from private placements, from cash flows from operations and proceeds from certain equity and debt financings and arrangements.

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

We are a United States company incorporated in Nevada and headquartered in Seattle, WA. We have our China headquarter in Beijing and have China operations centers in Kunming City in Yunnan Province and in Guiyang in Guizhou Province. The majority of our management team and board of directors are American citizens and many are bilingual. We have been  a public reporting company since 2001, and  commenced trading on the NASDAQ Global Market in February 2010.

Macroeconomic Factors

There were several relevant macro-economic factors directly impacting our operating environment in China during fiscal year 2013, including GDP growth and inflation. In 2013, China’s GDP growth was 7.7%, down from 7.8% and 9.2% in 2012 and 2011 respectively.  This was largely attributable to a turbulent world economic climate and China’s efforts to tame inflation.

In the middle of November 2012, China completed its 18th National Congress for its once a decade leadership transition. The new leaders have conveyed plans to boost the economic growth in an orderly manner for the coming years.

At the start of the Company’s prior fiscal year in May 2012, inflation in China was 3.0%, down from a recent high of 6.5% in July 2011.  After the PRC tightened its fiscal policies, which included letting interest rates rise and capping prices of certain domestically-produced commodities like coal, inflation fell to 2.7% at the end of the Company’s first quarter ended July 31, 2013.  Since then the rate has increased up to 3.2% in October 2013.

Coal prices in China declined in the summer of 2013 primarily due to lower priced coal throughout the US and Europe. Prices have stabilized and risen modestly in China this winter. Coal prices in the United States declined because there is lower demand for coal due to increased competition from ample and low price natural gas, and certain government policies.  Combined with a sluggish market for coal in Europe, coal exporters took advantage of the arbitrage opportunities between Chinese domestic coal prices and international coal prices.  This created a temporary oversupply of coal summer 2012.  Prices over the fall and winter rose modestly.  During the winter of 2013, prices have adjusted upward as typically happens for the season.  However, in December of 2013 coal prices began adjusting downward early than the usual seasonal reduction in the spring.

Coal will continue to be a key component of the PRC’s energy policy. According to the U.S. Energy Information Administration, coal makes up 70% of China’s total primary energy consumption.  China is both the largest consumer and producer of coal in the world.  In 2009, China accounted for over 46% of the world’s coal consumption. It is estimated that demand for coal in China will continue to increase for several decades, thus producing a favorable business environment for coal producers and wholesalers. Although China has substantial natural coal resources, the coal mining industry in China is fragmented and inefficient, and includes many small companies who lack the economies of scale and resources needed to maximize production capacity. In the past few years, mining companies in China have been unable to produce enough coal to meet China’s growing coal demands. As a result the PRC has become a net importer of coal. A national policy of consolidation to increase production capacity, improve efficiency and safety in coal mines in China was announced years ago and continues today. Beginning with the 11th 5 year plan in 2006, the policy of government-mandated consolidation has continued with the current 12th 5 year plan from 2011-2015, which expands and accelerates the consolidation to new provinces including Guizhou.

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

Overall Strategy and Plan of Operations

In the past, the Company has been a vertically integrated coal operator participating in the consolidation of the fragmented coal industry in the Yunnan and Guizhou Provinces of southwest China. In January 2013, the Company’s Board of Directors  decided to instruct the management to a) focus on targeting operations in North of China for acquisition where larger scale of mines are  available and to upgrade  our mining portfolio. b) As the Company gains in presence in China, management was also advised to focus on thermal coal and move away from coking coal, due to it being a more price sensitive/volatile as it is strategic material used in the steel making process. Moving forward, we plan to expand our coal business in three ways: first, through expansion of existing wholesale and distribution operations in Guizhou, gradually building up our logistic network. Second, to acquire a large over 1 million tons of coal mine(s) in North of China. Third, by continuing to expand production at our current coal mines we own and operate. We are diligently pursuing options for raising capital, to ensure the company may grow and achieve the above objectives.

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

Organic Growth

This quarter we had 121,000 tons of coal production. We expect to increase that number six fold once all five mines have been fully expanded.

WeiShe mine was acquired in February of 2012 and took 8 months to ramp up to its approved capacity of 150,000 tons per year. We have already begun expansion to 400,000 tons of annual capacity. Luozhou and Lashu were acquired in November 2012 and have ramped up much faster. They have already expanded near the approved capacities of 200,000 and 150,000 tons respectively. We expect to expand all three of these Guizhou mines to aggregate capacity of over 1.2 million tons in the next year, ahead of the 2015 deadline for consolidation in the province. In Yunnan, we have 2 mines DaPuAn and SuTsong which we expect to expand to 300,000 tons.

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

This has resulted in the successful integration and safe expansion of the five mines we have acquired.  We anticipate each of our mines to expand their production capacity to of 300,000 tons a year by the government mandated deadline of 2015.

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

Acquisitive Growth

There is no acquisitive growth in the second quarter of FY 2014 which ended on January 31, 2014.

We have built an acquisition team to facilitate our growth in the future, which consists of business, operational, financial, and renowned coal experts. Two of the members are Dr. Syd Peng and Mr. Jingcai Yang who are both independent directors of the Company. Dr. Peng is a distinguished professor of mining engineering at the West Virginia University (WVU), specializing in underground mining technologies. After earning his PhD in Mining Engineering from Stanford University in 1970, Dr. Peng spent his entire career in mining including work for the U.S. Bureau of Mines, the faculty of WVU where he served as Chairman of the Department of Mining Engineering. He is a member of the National Academy of Engineering and is the recipient of numerous professional awards.  Mr. Yang is a well known leader in the coal industry of China. He has over 30 years of experience, 16 of those spent with Shenhua, the largest coal company in the world. Mr. Yang was formerly the Chief Engineer of Shenhua before being promoted to Chairman& CEO of Shandong Coal Corporation, the largest and most profitable Shenhua subsidiary, where he held full P&L responsibility.

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

We acquired 3 mines from Union Energy that met those criteria, Weishe, Luozhou and Lashu mines. They are currently approved to operate at 150,000, 150,000 and 200,000 tons per year respectively and will be expanding to over 1.2 million collectively. We expect other opportunities will arise in Guizhou as the deadline nears. We will also look at opportunities to buy mines in Shanxi and Inner Mongolia which have already undergone consolidation and are running at the capacity of one million tons per year.

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

General Discussion and Analysis of Third Quarter Fiscal Year of 2014 Results

The coal sold by our mines was 121,000 tons,  a decrease of 48%  from 232,000 tons for the same period last year. This was primarily due to a two reasons.  First, typically there is a seasonal slow-down in production around the Chinese New Year holiday, which occurred during the end of this quarter.  Second, in November, three of our mines were temporarily idled for government safety inspections.  On November 5, 2014, the Guizhou provincial government issued a notice stating that there would be mine safety inspections throughout the province from November 5, 2013 to December 31, 2013 (the “Guizhou Notice”).  Our WeiShe, LaShu and LuoZhou mines, all of which are located in Guizhou province, were required to cease production beginning November 6, 2013 until they were inspected.  All three of our Guizhou mines passed inspection and were given permission to resume production during the month of December 2013.  LaShu Mine resumed production on December 9, 2013 and WeiShe mine resume production on December 16, 2013.  LuoZhou Mine was idled for an extended period of time while engineers amended the mining plan due to a geological fault found beneath the mine shaft.  After passing inspection, LuoZhou Mine resumed production in March 2014.

Our net earnings attributable to L&L shareholders were $6.1 million (see below), down 70.24%  from $20.5 million for the third quarter of fiscal year 2013. Earning per diluted share was $0.09 for the third quarter of fiscal year 2014, down 76% compare to $0.38 per diluted share for the third quarter of fiscal year 2013.   Our net earnings and EPS dropped dramatically as a result of temporary idling of three of our coal mines for government inspection in November 2013.

Our overall revenue, gross profit and Net income Attributable to L&L for the quarter ended January 31, 2014 compared to the same period in January 31, 2013 was as follows:

		January 31, 2014	January 31, 2013
*	Revenue	$31.7 million	$59.9 million
*	Gross Profit	$10 million	$20.5 million
*	Net Income attributable to L&L	$6.1 million	$15.6 million

Results of Operations

The following table presents our operating results as a percentage of our revenues for the periods indicated:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2014		2013		2014		2013
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues	$31,671,723	100.00%	$59,852,361	100.00%	$125,819,602	100.00%	$144,804,738	100.00%
Cost of revenue	21,774,009	68.75%	39,396,382	65.82%	79,624,378	63.28%	102,569,810	70.83%
Gross profit	9,897,714	31.25%	20,455,979	34.18%	46,195,224	36.72%	42,234,928	29.17%
Selling general & administrative	3,456,223	10.91%	4,061,233	6.79%	15,809,366	12.57%	11,858,119	8.19%
Interest income	4,701	0.01%	116,926	0.20%	14,716	0.01%	341,261	0.24%
Other income (expense)	(596,222)	(1.88%)	71,828	0.12%	(1,091,012)	(0.87%)	962,243	0.66%
Loss on debt settlement	-	-	-	-	(6,101,488)	(4.85%)	-	-
Derivative gain	772,767	2.44%	-	-	4,405,953	3.50%	-	-
Provision for income taxes	1,018,654	3.22%	1,574,799	2.63%	4,405,955	3.50%	3,072,766	2.12%
Net Income Attributable to Non-controlling interest	1,395,633	4.41%	3,183,979	5.32%	6,833,321	5.43%	8,571,201	5.92%
Income from Discontinued Operations, Net of Tax	-	-	3,772,076	6.30%	-	-	9,489,865	6.55%
Net income Attributable to L&L	$4,208,450	13.29%	$15,596,798	26.06%	$16,374,751	13.01%	$29,526,211	20.39%

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

For continued operations, in this quarter, our net revenue decreased to $31.7 million during the three months ended January31, 2014 from $59.9 million during the three months ended January 31, 2013, representing approximately a 47.1 % decrease year over year. The decrease was primarily due to the idling of our Hong Xing washing facility, the slow –down in production leading up to the Chinese New Year Holiday, and the temporary idling of three of our coal mines for government inspection in November.

Our net revenue decreased 13% from $125.9 million during the nine months ended January 31, 2014 compared to $144.8 million during the nine months ended January 31, 2013.   This was primarily due to the decrease in our washing segment, which was partially offset by an increase to our mining and wholesale segments.

The tables below provide the breakdown the contributions from continuing operations and discontinued operations for three and nine month periods on a year over year basis.

	Three Months Ended January 31,		Increase (Decrease) to Revenue
	2014	2013	$	%
Coal Mining	$15,104,037	$26,176,495	$(11,072,458)	(42%)
Coal Wholesale	10,765,057	11,560,671	(795,614)	(7%)
Coal Washing	5,802,629	22,115,195	(16,312,566)	(74%)
Total Revenues	$31,671,723	$59,852,361	$(28,180,638)	(47%)

	Nine Months Ended January 31,		Increase (Decrease) to Revenue
	2014	2013	$	%
Coal Mining	$64,455,747	$51,414,026	$13,041,721	25%
Coal Wholesale	36,552,175	33,912,725	2,639,450	8%
Coal Washing	24,811,680	61,645,062	(36,833,382)	(60%)
Total Revenues	$125,819,602	$146,971,813	$(21,152,211)	(14%)

For Discontinued Operations (DaPing Coal Mine and Zonelin Coking Plant)

	Three Months Ended January 31,		Increase (Decrease) to Revenue
	2014	2013	$	%
Coal Mining	$-	$932,813	$(932,813)	(100%)
Coal Coking	-	695,005	(695,005)	(100%)
Total Revenues	$-	$1,627,818	$(1,627,818)	(100%)

	Nine Months Ended January 31,		Increase (Decrease) to Revenue
	2014	2013	$	%
Coal Mining	$-	$10,184,306	$(10,184,306)	(100%)
Coal Coking	-	6,742,757	(6,742,757)	(100%)
Total Revenues	$-	$16,927,063	$(16,927,063)	(100%)

Coal Mining

During the quarter all of our mines were operational. For the three months ended January 31, 2014, our coal mining net revenues decreased 42% to $15.1 million from $26.2 million compared to the same period in 2013. The three months sales decrease year over year was primarily due to a slow-down in production leading up to the Chinese New Year Holiday and the temporary idling of three of our mines for government inspection in November 2013.  For the nine months ended January 31, 2014, coal mining net revenues increased 25% to $64.5 million from $51.4 million compared to the same period in 2013. The nine month sales increase year over year was due to the Company’s recovery from the previous year’s government mandated temporary idling and slowdowns, the acquisitions of the LaShu and LuoZhou Mine in November 2012, and organic growth of the WeiShe Mine.

Coal Wholesale

Wholesale revenues decreased by 7% during the three months ended January 31, 2014 to $10.8 million compared to $11.6 million in same period in 2013. Wholesale revenues increased 8% during the nine months ended January 31, 2014 to $36.5 million compared to $33.9 million in same period in 2013.The increase was represented in the overall increase in availability of coal as well as the Company’s ability to expand local market share and increasing long-term contracts with local clients and state-owned enterprises. Wholesale revenues increased due to the ramp up of wholesale activity in line with our increased sales contracts to large end users.

Coal Washing

Coal washing revenue decreased by 74% to $5.8 million during the three months ended January 31, 2014 compared to $22.1 million during the same period last year. Coal washing revenue decreased by 60% to $24.8 million during the nine months ended January 31, 2014 compared to $61.6 million during the same period last year. The decrease in coal washing revenue is mainly due to the idling of the Hong Xing facility, which is pending management evaluation and equipment improvements.

Gross Profit

Our gross profit in this quarter decreased to $9.8 million from $20.4 million in the same quarter last year representing a 51.9% decrease.  This decrease is primarily due to a slow-down in production leading up to the Chinese New Year Holiday and the temporary idling of three of our coal mines for government inspection in November 2013.  Our gross profit increased to $46.1 million from $42.2 million during the nine months ended January 31, 2014 compared to the same period of last year representing a 9.3 % increase. This was mainly attributable to the increase in production and sales volume in our mining segment, revenue increase in our coal wholesaling and decrease in washing segment revenue. Coal mining has historically been the Company’s most profitable business segment. The corresponding change in product/segment mix and the reduction of fixed costs have accordingly increased the gross profit of the current nine month period.

Selling general & administrative

Total sales, general, and administrative expense account for 10.91% of revenue, during the three months ended January 31, 2014 compared to the 6.79% the same period in 2013. Total sales, general, and administrative expense account for 12.57% of revenue, during the nine months ended January 31, 2014 compared to the 8.19% the same period in 2013.This result is mostly due to increase in sales costs, professional fees, wages and benefits.

Provision for income taxes

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Net income before income taxes	$6,622,737	$16,583,500	$27,614,027	$31,680,313
Provision for income taxes	1,018,654	1,574,799	4,405,955	3,072,766
Effective tax rate	15.38%	9.50%	15.96%	9.70%

Our net income before tax decreased 60.24 % from $16.6 million three months ended January 31, 2013 to $6.6 million three months ended January 31, 2014.

Our net income before tax decreased 12.93% from 31.7 million nine months ended January 31, 2014 to $27.6 million six months ended January 31, 2013, primarily because of the debt settlement with Ironridge resulting in a onetime non-operation loss of $6,101,488 in the second quarter of fiscal year 2014.

Our effective tax rate increased from 9.5% during the three months ended January 31, 2013 to15.38% during the three months ended January 31, 2014.

Our effective tax rate increased from 9.70% during the nine months ended January 31, 2013 to 15.96 % during the nine months ended January 31, 2014.

Net Income Attributable to Common Stockholders

The following table presents net income attributable to common stockholders:

	Three Months Ended January 31,		Increase (Decrease) to Income
	2014	2013	$	%
Net income from continued operations (before non-controlling int.)	$5,604,083	18,780,777	13,176,694	70%
Less: Net income attributable to non-controlling interests	1,395,633	3,183,979	1,788,346	56%
Net income attributable to Common shareholders	$4,208,450	15,596,798	11,388,348	73%

	Nine Months Ended January 31,		Increase (Decrease) to Income
	2014	2013	$	%
Net income from continued operations (before non-controlling int.)	$23,208,072	38,097,412	14,889,340	39%
Less: Net income attributable to non-controlling interests	6,833,321	8,571,201	1,737,880	20%
Net income attributable to Common shareholders	$16,374,751	29,526,211	13,151,460	45%

Our net income from operations before non-controlling interests decreased 70% during the three months period ending January 31, 2014 and 39% during the nine months period ended January 31, 2014.  The decrease was primarily  due to the impact of  a one time non-operation loss of $6,101,488 debt settlement with Ironridge during the three months ending October 31, 2013, a slow-down in production leading up to the Chinese New Year Holiday, and the temporary idling of three of our coal mines for government inspection in November 2013.  During the three months ended January 31, 2014, our coal mining and coal washing segment significantly affected our revenue performance this quarter compared to the same period last year, decreasing 42%, and 74% respectively.

Liquidity and Capital Resources

The following factors affected the Company’s liquidity and capital resources:

Net Income was $23.2 million for the nine months ended January 31, 2014 as compared with $38.1 million for the same period ended January 31, 2013. The net cash flow provided by operating activities was $53.2 million for nine months ended January 31, 2014 as compared with $20.1 million for the same period in 2013. The increase of the net cash provided by operating activities was mainly caused by the decrease of account receivable and other receivables by $34.4 million, as well as account payable increased approximately $2.5 million. In addition, there was no discontinued operation this quarter compared with $9.5 million net loss from discontinued operation for the same period in 2013.

Net cash used in investing activities was $55 million during the nine months ended January 31, 2014, compared to $11.5 million used in investing activities during the same period in 2013. The increase was mainly due to net effect of purchase of Construction-in-progress of $31 million and the payment of $2.3 million for land use.

In addition, there was no discontinued investing operation during the nine months ended January 31, 2014, compared to $12.6 million net cash provided from discontinued investing operation for the same period in 2013.

Net cash used in financing activities was $114,045 during the nine months ended January 31, 2014, compared to $7.6 million used in financing activity during the same period in 2013. This decrease is primarily because we completed our payment obligations to previous mine owners.

We will need to raise additional capital to expand our operations, both to fund additional investments in capital equipment and technology to increase production and improve safety at our existing facilities and to acquire additional profit generating operations.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

As of January 31, 2014, we were contractually obligated to inject capital per our purchase agreements and or lease agreement as follows:

	Amount	Less than 1 year	1-2 years	3-5 years	After 5 years
DaPuAn & SuTsong Mines	$5,027,746	$-	$-	$5,027,746	$-
Seattle Office	38,259	38,259	-	-	-
Beijing Office	136,873	136,873	-	-	-
Taiwan Office	2,207	2,207	-	-	-
GuiZhou Office	18,584	18,584	-	-	-
TaiFung	5,119,187	-	-	-	-
Total	$10,342,856	$195,923	$-	$5,027,746	$-

Contractual obligations	Payment due by period
	Total	Less than 1 year	1-2 years	2-5 years	More than 5 years
Long-term Debt Obligations	-
Capital Lease Obligations
Operation Lease Obligations	195,923	195,923

Purchase Obligations
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	10,146,933		5,119,187	5,207,746
Total	10,342,856	195,923	5,119,187	5,207,746

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of January 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 26, 2011, a federal securities law class action complaint was filed against the Company, certain officers and directors (i.e., Dickson V. Lee and Ian G. Robinson) and a former officer (i.e., Jung Mei (Rosemary) Wang) in the United States District Court, Western District of Washington at Seattle on behalf of a proposed class of all persons who purchased the common stock of the Company during the period August 13, 2009 through August 2, 2011, inclusive, and who were damaged thereby (the “Washington Securities Class Action”), alleging that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934  by filing materially  false and misleading public statements from August 2009 to July  2011. On December 15, 2011, the court appointed Gregg Irvin as lead plaintiff, and plaintiff filed an amended complaint and a second amended complaint on February 8 and March 2, 2012, respectively, naming four other current and former directors as defendants (i.e., Shirley Kiang, Robert Lee, Dennis Bracy and Robert Okun).

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

On November 15, 2011, a complaint was filed by Russell L. Bush,  in a shareholder derivative suit on behalf of the Company, which is a  nominal defendant, against its then existing directors (i.e., Dickson V. Lee, Norman Mineta, Ian G. Robinson, Robert W. Lee, Shirley Kiang, Dennis Bracy, Syd S. Peng) in the United States District Court, Western District of Washington at Seattle (the “Bush Suits”),  alleging that the defendants breached fiduciary duties and were unjustly enriched.

The Company has notified our insurance carrier of the Washington Securities Class Action, the Bush Suit, and the Stouffer Suit.   The Company has also retained outside legal counsel.

On April 23, 2012, the Company and Dickson V. Lee and Ian G. Robinson filed a motion to dismiss the Washington Securities Class Action.  Proceedings in the Bush Suit and the Stouffer Suit  were stayed pending the court’s ruling on the motion to dismiss.

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

Proceedings in the Bush Suit and the Stouffer  Suit continued to be stayed pending the court’s ruling on the second motion to dismiss.

On December 3, 2013, the United States District Court, Western District of Washington at Seattle denied the defendants’ second motion to dismiss.  The court has not yet issued a case scheduling order in the Washington Securities Class Action and there is no trial date.

On September 23, 2013, a federal securities law class action complaint was filed against the Company, and certain officers and directors (i.e., Dickson V. Lee, Ian G. Robinson and Clayton Fong) in the United States District Court, Southern District of New York on behalf of a proposed class of all persons who purchased common stock of the Company during the period September 11, 2012 through September 18, 2013, inclusive, and who were damaged thereby (the “New York Securities Class Action”), alleging that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by filing materially false and misleading public statementsfrom September 2012 to September 2013.    On December 23, 2013, the court appointed Robert Leonard as lead plaintiff.  No other deadlines have been established.

On October 18, 2013, a complaint was filed by Joseph D, Bessent, in a shareholder derivative suit on behalf of the Company, which is a nominal defendant, against certain its then existing officers and/or directors (i.e., Dickson V. Lee, Syd S. Peng, MohanDatwani, Jingcai Yang, JamesSchaeffer, and Joseph Borich) in the Superior Court for the State of Washington in King County, Washington (the “BessentDerivative Suit”), alleging that the defendants breached fiduciary duties to the Company and its shareholders and committed other wrongful acts.

On December 9, 2013, a complaint was filed by Jay Finkelstein, in a shareholder derivative suit on behalf of the Company, which is a nominal defendant, against certain of its current and former officers and/or directors (i.e. Dickson V. Lee, Norman Mineta, Shirley Kiang, Ian Robinson, Dennis Bracy, Edward L. Dowd, Jr., Robert W. Lee, Robert A. Okun, Andrew M. Leitch, Edmund Moy, Dr. Syd S. Peng, Clayton Fong, Jungcai Yang, Mohan Datwani, Joseph Borich, and James Schaeffer) in the United States District Court, Western District of Washington at Seattle (the “Finkelstein  Suit”), alleging that the defendants breached fiduciary duties to the Company and its shareholders and committed other wrongful acts.

On December 23, 2013, a complaint was filed by Loren Giesbrecht in a shareholder derivative suit on behalf of the Company, which is a nominal defendant, against certain of its then existing officers and/or directors (i.e., Dickson V. Lee, Syd S. Peng, Jingcai Yang, James Schaeffer, and Joseph Borich) in the United States District Court, District of Nevada (the “Giesbrecht  Suit”), alleging that the defendants breached fiduciary duties to the Company and its shareholders and committed other wrongful acts.

On January 10, 2013, United States District Court Judge Robert S. Lasnik, who is the judge presiding over the Washington Securities Class Action and the Bush  Suit, entered an order consolidating the Bush  Suit with the Finkelstein  Suit.  The court also approved the substitution of Finkelstein as the operative plaintiff in the consolidated Finkelstein  Suit.

The Company has notified our insurance carriers of the New York Securities Class Action, the Bessent  Suit, the Finkelstein  Suit, and the Giesbrecht  Suit. The Company has retained outside legal counsel.

Although the Company continues to believe that all of the foregoing actions are without merit, it has agreed to conduct a global mediation with the plaintiffs on May 6, 2014.  Pending the global mediation, litigation activity in the cases is generally stayed.  The Company intends to vigorously defend any actions that are not settled.

The Company is unable to estimate the amount or range of any potential loss in the event of an unfavorable outcome in any of the aforementioned legal proceedings.  As such, as of January 31, 2014, the Company has not accrued any liability in connection with potential losses from legal proceedings.

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

The recoverable coal reserves in mines decline as coal is extracted from them. In addition, the coal related business in China is heavily regulated by the PRC government, which, among other things, imposes limits on the amount of coal that may be extracted. As a result, our ability to significantly increase our production capacity at existing mines is limited, and our ability to increase our coal production will depend on acquiring new mines. Our existing mines are the DaPuAn, SuTsong, WeiShe, LuoZhou and LaShucoal mines.

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

The coal reserves disclosed for the mines from which we have the right to extract coal are the estimated quantities (based on applicable reporting regulations) that under present and anticipated conditions have the potential to be economically mined and processed. The total in place reserve numbers are calculated based on Chinese mining reserve standards. However, the amount of coal that we may extract from a given mine is limited by the mining rights granted to us by local governmental authorities. In addition, there are numerous uncertainties inherent in estimating quantities of coal reserves and in projecting potential future rates of coal production including many factors beyond our control. Reserve engineering is a subjective process of estimating underground deposits of reserves that cannot be measured in an exact manner and the accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Estimates of different engineers may vary (e.g., in coal grade and reserve quantity) and results of our mining/drilling and production subsequent to the date of an estimate may justify revision of estimates. Reserve estimates may require revision based on actual production experience and other factors. In addition, several factors including the market price of coalreduced recovery rates or increased production costs due to inflation or other factors may render certain estimated coal reserves uneconomical to exploit and may ultimately result in a restatement of reserves. This may have a material adverse effect on our business, operating results, cash flows and financial condition.

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

Our business operations and financial results may be adversely affected by present or future environmental regulations, coal industry standards and safety requirements, including mine shut slowdowns, and shut downs.

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

Some of our operations are based on traditional, old coal extraction and processing techniques, which are popular in China, and which produce waste water, gas emissions and solid waste materials. The PRC government has tightened enforcement of applicable laws and regulations and adopted more stringent environmental and operational standards. We believe that our coal mining and washing operations comply in all material respects with existing Chinese environmental and safety standards. However, some of our mines were subject to slowdowns, shut downs and safety inspection of coal mines by the local governments in 2011. The temporary government mandated  shut down diminished during 2012, allowing our production to get back to normal levels .

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

We depend on Dickson V. Lee, our Chairman and Chief Executive Officer, the loss of whom could adversely affect our operations

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

Underground mining is also subject to certain risks such as methane outbursts and accidents caused by roof weakness and ground-falls. There can be no assurance that the occurrence of such events or conditions would not have a material adverse impact on our business and results of operations

Risks Related to Doing Business in China

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

Our Chinese subsidiary, Kunming Biaoyu Industrial Boiler Co., Ltd. (“KMC”) have been registered as a wholly foreign owned entity and all required capital contributions have been made.  We own our equity ownership interest in the DaPuAn and SuTsong Mines through a nominee who is a Chinese citizen that holds our equity ownership in trust for our benefit under an agency agreement executed in April 2008,  Because this equity is  held by a nominee, no SAFE approval is necessary for it. We believe that Circular 75 and other related Circulars or regulations may likely be further clarified by SAFE, in writing or through oral comments by officials from SAFE, or through implementation by SAFE in connection with actual transactions. However, if we fail to obtain the required PRC government approvals for our acquisitions or fail to remit all of the required payments for acquisitions, such acquisitions may be deemed void or unwound. Should this occur, we may seek to acquire the equity interest of our subsidiaries through other means, although no assurance can be given that we will be able to do so, nor can we assure that we will be successful if we do.

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

It will be difficult for any shareholder to commence a legal action against us and our officers and directors. Because our directors and officers reside both within and outside of the United States, it may be difficult for an investor to enforce his or her rights against them or to enforce United States court judgments against them if they live outside the United States. Most of our assets are located outside of the United States in China. Additionally, we plan to continue acquiring other energy-related entities in China in the future. It may therefore be difficult for investors in the United States to enforce their legal rights, to affect service of process upon us or our directors or officers, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on us or our directors and officers under federal securities laws. Moreover, China currently does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgments of courts.

We are subject to currency fluctuations from our Chinese operations and fluctuations in the exchange rate may negatively affect our expenses and results of operations, as well as the value of our assets and liabilities.

Effective July 21, 2005, the People’s Bank of China announced that the Renminbi (RMB) exchange rate regime changed from a fixed rate of exchange based upon the U.S. dollar to a managed floating exchange rate regime based upon market supply and demand of a basket of currencies. On July 26, 2005, the exchange rate against the Renminbi was adjusted to 8.11 Renminbi per U.S. dollar from 8.28 Renminbi per U.S. dollar, which represents an adjustment of approximately two percent. As of March 17, 2014, the Renminbi appreciated to approximately RMB 6.15 per U.S. Dollar. It is expected that the revaluation of the Renminbi and the exchange rate of the Renminbi may continue to change in the future. Fluctuations in the exchange rate between the RMB and the United States dollar could adversely affect our operating results. Results of our business operations are translated at average exchange rates into United States Dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. We do not use hedging techniques to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock prices.

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

Members of our management and their affiliated entities own or have the beneficial ownership right to approximately 18.5% of our outstanding common shares, representing approximately 18% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

Trading of our common stock on the NASDAQ Stock Market may continue to be halted and we may be unable to continue meeting the listing requirements of the NASDAQ Stock Market and may be delisted

On November 18, 2013, the NASDAQ Stock Market halted trading in our common stock and imposed an ongoing suspension in trading of the shares.  Delay in the resumption of trading on the NASDAQ Stock Market or failure to maintain the listing of our common stock on the NASDAQ Stock Market or another stock exchange will drastically reduce the liquidity of our common stock.

We are currently party to securities class action and derivative lawsuits that are expensive and time consuming, and, if resolved adversely, could have significant impact on our business, financial condition, or results of operations.

We presently are involved in a number of securities class action and derivative lawsuits. We cannot reasonably estimate the timing or outcome of the securities class action and derivative lawsuits, nor can we predict whether or not any of these lawsuits may have a material adverse effect on our business. These lawsuits may cause us to incur significant legal expense, both directly and as the result of any substantial monetary damages. Adverse findings or the incurrence of costs that are not reimbursed under our insurance policies, could have a material adverse impact on our business, financial condition, or results of operations.

We believe these lawsuits are without merit and are vigorously defending these lawsuits. There can be no assurances that a favorable final outcome will be obtained in all of our cases, and defending any lawsuit is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

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

Item 4.   Mine Safety Disclosures.

Not applicable.

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

L & L ENERGY, INC.

Date: March 17, 2014	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: March 17, 2014	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: March 17, 2014	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended January 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dickson V. Lee, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon the review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: March 17, 2014	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of L&L Energy, Inc. (the “Registrant”) for the period ended January 31, 2014, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ian G. Robinson, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge based upon a review of the Report:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

L&L ENERGY, INC.

Date: March 17, 2014	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO