Form 10-Q/A
period 2014-01-31
L & L ENERGY, INC.
filed 2014-03-27
CIK 1137083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-Q/A

(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED ON JANUARY 31, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No    [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 27, 2014 there were 43,470,705 shares of common stock outstanding, with par value of $0.001.

EXPLANATORY NOTE

L & L Energy, Inc is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend our Annual Report on Form 10-Q for the fiscal quarter ended January 31, 2014, originally filed on March 17, 2014 (the “Form 10-Q”). The purpose of the Amendment is to fix typographical errors found in Part I, Item 1 of the Form 10-Q and to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the condensed consolidated financial statements and notes included in Part I, Item I of the Form 10-Q.  This Amendment should be read in conjunction with the original Form 10-Q filed to SEC.

The following amendments were made to Part I, Item 1 of the Form 10-Q:

•          Under the Condensed Consolidated Statement of Cash Flows, the line item “Loss from discontinued operations, net of income taxes” is amended to “Gain from discontinued operations, net of income taxes” and “Loss on sale of subsidiary” is amended to “Gain on sale of subsidiary”.

•          Fixed cross reference typos in Notes 4, 5, 6, 11, 12, 13, 18, 20 and 26 and Part II, item 2.

•          Fixed prepaid expenses and other current assets table under Note 5.

•          Fixed other receivables table under Note 6.

•          Fixed earnings per share table for the basic and diluted EPS for nine months ended January 31, 2013 under Note 23.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

L & L ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED JANUARY 31, 2014 AND 2013
(UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,208,072	$38,097,412
Gain from discontinued operations, net of income taxes	-	(6,229,779)
Gain on sale of subsidiary	-	(3,260,086)
Income from continuing operations, net of income taxes	23,208,072	28,607,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,101,572	5,124,945
Stock-based compensation	1,259,081	2,099,117
Amortization of debt discount	671,000	-
Loss on Ironridge Settlement	6,101,487	-
Decrease in fair value of derivative liability	(4,405,953)	-
Accretion of asset retirement obligation	216,367	137,134
Changes in assets and liabilities, net of businessess acquisitions:
Accounts receivable	3,654,897	(11,457,864)
Prepaid expenses and other current assets	(1,914,539)	(3,584,643)
Inventories	(1,152,676)	(2,303,922)
Other receivables	1,994,239	(17,249,745)
Accounts payable and other payables	10,820,899	8,358,088
Customer deposits	1,487,861	(1,273,992)
Accrued expense and other liabilities	1,654,332	(417,174)
Taxes payable	3,540,644	2,513,694
Note receivable	-	56,184
Net cash provided by continuing operating activities	53,237,283	10,609,369
Net cash provided by discontinued operating activities	-	9,489,865
Net cash provided by operating activities	53,237,283	20,099,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,540,270)	(1,596,161)
Acquisition of intangible assets	(682,324)	-
Acquisition of businesses, net of cash acquired	-	(1,748,669)
Construction-in-progress	(58,505,000)	(27,442,341)
Increase in restricted cash	(318,426)	-
Increase in land rental prepaid	(2,383,037)	-
Proceeds from repayment of long term receivable	5,300,720	1,559,826
Proceeds from disposal of fixed asset	2,562,753	-
Cash received from HSC disposal	526,250	5,125,291
Net cash used in continuing investing activities	(55,039,334)	(24,102,054)
Net cash used in discontinued investing activities	-	12,555,005
Net cash used in investing activities	(55,039,334)	(11,547,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to officers	(114,045)	1,035,708
Proceeds from Treasury stock sold	-	55,933
Payment to previous owner of acquired mine	-	(8,708,978)
Net cash provided by (used in) continuing financing activities	(114,045)	(7,617,337)
Net cash provided by (used in) discontinued financing activities	-	-
Net cash provided by financing activities	(114,045)	(7,617,337)

Effect of exchange rate changes on cash and cash equivalents	738,262	634,714

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,413,816)	1,569,562
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,565,084	3,547,953
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,151,268	$5,117,515

SUPPLEMENTAL INFORMATION
INCOME TAX PAID	$857,765	$2,114,059

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payable to DaPing shareholders	$-	$11,045,999

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

The Company recorded $408,020 as income from discontinued operations for the year ended April 30, 2012. Additionally, the Company recorded $3,183,786 of costs to dispose related to the provision of discounting the estimated receipt of the payment over the payment term (refer to Note 6 and 12).

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

On June 10, 2013, we entered into an agreement for the prepayment of RMB25,000,000 worth of coal with Guizhou Qian Hong Mining Resource Consulting Services, Ltd. (“Qian Hong”). On August 14, 2013, Ironridge Global IV, Ltd (“Ironridge”) agreed to complete the payment for us in exchange for free trading shares. The details of our transaction with Ironridge can be found below in NOTE 26, “Ironridge Transaction.” On August 20, 2013, pursuant to the Ironridge Transaction, Ironridge completed its payment to Qian Hong. As of October 31, 2013, the company received approximately 13% of the total amount under the prepayment agreement from Qian Hong Mining. As of January 31, 2014, the company received approximately 24% of the total amount under the prepayment agreement from Qian Hong Mining.

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

Prepaid expenses and other current assets consisted of the following:

Description	January 31, 2014	April 30, 2013
Advances to suppliers	$28,240,340	$22,128,001
Advances to employees	1,115,943	515,867
Prepaid	278,445	0
Other	434	495,888
Prepaid and other current assets, total	29,635,162	23,139,756

NOTE 6. OTHER RECEIVABLES

To correct the data of the other receivable table on January 31, 2014 due to typo error on the original filing and to reconcile the total amount to the balance sheet line item other receivable.

Other receivables consisted of the following:

Description	January 31, 2014	April 30, 2013
Short term loans to business associates	$-	$3,646,838
Ping Yi Mine receivable-current (note 4)	7,094,403	7,094,403
HSC receivable - current (note 4)	224,453	750,703
Other	570,664	1,403,360
Total	$7,889,520	$12,895,304

The Company made short-term loans to business partners in order to develop a long-term business relationship.  Such loans are considered consistent with accepted business practices in China.  These business partners are suppliers to the Company and the Company believes that these loans result in securing adequate supplies for the expansion of production capacity in its mines. As more fully discussed in Note 4, the Company sold its 100% equity ownership interest in Ping Yi Mine for RMB $196,000,000, approximately US $31,200,000 on April 30, 2012. The estimated receipt of payment is expected to generally occur within a five-year period, in accordance with the contract. As such, a valuation allowance was recorded to reflect the net present value of the payments during that period at a rate of 5%, which is with reference to the discount explicit in the agreement. The initial recording of this discount resulted in the recognition of a cost of disposal in the period when the disposal incurred, which will be accreted as interest income using the effective interest method over the life of the agreement. As of January 31, 2014, the receivable related to the disposal of the Ping Yi Mine, net of discount, amount to a total of $7,323,886 with a current portion of $7,094,403.

NOTE 11. PREPAID AND OTHER ASSETS, NON-CURRENT

They represent the long-term restricted cash and the long-term prepayment. The long-term restricted cash amounts to $3,493,499 in bank deposits as of January 31, 2014, in which $3,000,000 is required to be held as collateral for a convertible note payable (see Note 18). $2,383,037 is the long-term portion of the prepayment for a land rental.

NOTE 12.  LONG-TERM RECEIVABLE

As more fully disclosed in Note 4 and Note 6, the Company has recorded a long-term receivable related to the disposal of the Ping Yi Mine as of January 31, 2014, of $7,323,886, net of a present value discount of $3,183,786.The current portion of this balance is $7,094,403, which is included in other receivables on the accompanying consolidated balance sheets.

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

Related party transactions consist of due from related party, related party note receivable, related party payables, and due to officers.

Due from related party consisted of the following balances at January 31, 2014 and April 30, 2013:

Related Parties	January 31, 2014	April 30, 2013
ShiZong HengTai	$5,195,327	3,156,580
Kunming Kenandi Technology Development Co., Ltd	511,724	277,922
Total	$5,707,051	3,434,502

Related party notes receivable consists of the following balances at January 31, 2014 and April 30, 2013:

Borrowers	January 31, 2014	April 30, 2013
Associates to SuTsong	$2,950,921	2,895,990
Associates to DuPuAn	959,322	982,295
Associates to TaiFung	421,338	359,430
Total related party notes receivable (current)	$4,331,581	4,237,715

Related Party Payable

Related party payable consisted of the following balances at January31, 2014 and April 30, 2013:

Description	January 31, 2014	April 30, 2013
Payable to previous owners of DaPing Coal Mine	$-	$507,973
Payable to Robert Lee	1,990,298	1,647,933
ShiZong Heng Tai	-	1,000,886
Kunming Kemandi Technology Development Co.	-	111,899
Payable to Union Energy (non-controlling interest holder of LuoZhou, LaShu and Weishe Mines)	11,037,439	3,540,107
Total related party payable (current)	$13,027,737	$6,808,798

The payable to Union Energy (non-controlling interest holder of WeiShe, LuoZhou and LaShu mines), is not collateralized by any assets of the Company. The increase of payable to Robert lee is the interest accrued $342,365 in this quarter. The payable to Uninon Energy is free of interest.

Due to Officers and Directors

Due to officers consisted of the following  balances at January 31, 2014 and April 30, 2013:

Due to officer	January 31, 2014	April 30, 2013
Dickson Lee	$1,149,641	$1,179,640
Clayton Fong	64,791	64,791
Shirley Kiang*	-	60,000
Total due to officers/directors	$1,214,432	$1,304,431

*No longer a director as of September 1, 2012

Through the Ironridge debt settlement (NOTE 26), $800,000 due to Dickson Lee was repaid by Ironridge.

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

Pursuant to the Convertible Note, the Company agreed to establish an account with an agent designated by Phoenician and fund the account with payments from the note receivable from Bowie Resources LLC as collateral. (See Note 11) In addition, the Company agreed to file a registration statement to cover 100% of the common stock underlying the Investor Warrants to ensure Phoenician will have freely trading shares six months after shares issuance under the 144 Rule. The Company agreed to pay the one percent in common stock of the face amount of the Investor Warrants for every thirty day period, or portion thereof not declared effective within one hundred eighty days of closing, subject to a maximum of six percent if the Company shares cannot be freely traded after six months of shares issuance under the 144 Rule.

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

Activity for derivative instruments liability during the quarter ended January 31, 2014 was as follows:

	April 30, 2013		Activity During quarter	Increase (Decrease) in Fair Value of Derivative Liability	January 31, 2014
Derivative instruments	$4,594,912	$		$(4,405,953)	$188,959

The following is a summary of the assumptions used in the Lattice model as of the initial valuations of the derivative instruments issued during the quarter ended January 31, 2014 and the year ended April 30, 2013:

	January 31, 2014	April 30, 2013
Common stock issuable upon exercise of warrants and conversion of notes	$2,221,926	$2,221,926
Market value of common stock on measurement date	1.42	2.07
Risk free interest rate	0.10-0.34%	0.24-0.33%
Warrant and convertibles lives in years	1-2	2-3
Expected volatility	106%	68-72%
Expected dividend yields	0%	0%

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

Share Issued for Ironridge Settlement

During the three months ended October 31, 2013, the Company issued a total of 5,933,779 shares of common stock to Ironridge Global IV, Ltd (“Ironridge”) as debt settlement, of which 1,079,915 shares was returned and cancelled.  The Company valued the net shares of 4,853,863 at the current trading price (between $2.86-$1.26) on the various issuance dates for a total value of $11,116,200.  The Company recorded the excess of the fair value of the shares over the debts settled of $6,101,488 as loss on debt settlement. (NOTE 26).

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

	For the Three Months Ended January 31		For the Nine Months Ended January 31
	2014	2013	2014	2013
EPS numerator:
Net income from continuing operatings, net of income taxes	$5,604,083	15,008,701	$23,208,072	28,607,547
Less: Net income attributable to noncontrolling interests	1,395,633	3,007,604	6,833,321	6,334,799
Income from continuing operations attributable to common stockholders	4,208,450	12,001,097	16,374,751	22,272,748
Income from discontinued operations attributable to common stockholders, net of income taxes		3,595,701		7,253,463
Net income attributable to common stockholders	$4,208,450	15,596,798	$16,374,751	29,526,211
EPS denominator:
Weighted average shares outstanding — basic	43,613,610	37,318,789	41,429,291	37,562,695
Effect of dilutive shares	1,932,109		2,203,053
Weighted average shares outstanding — diluted	45,545,719	37,318,789	43,632,344	37,562,695
Basic EPS attributable to common stockholders:
Income from continuing operations	0.10	0.32	0.40	0.60
Income from discontinued operations	-	0.10	-	0.19
Net income attributable to common stockholders	$0.10	0.42	$0.40	0.79
Diluted EPS attributable to common stockholders:
Income from continuing operations	0.09	0.32	0.38	0.60
Income from discontinued operations	-	0.10	-	0.19
Net income attributable to common stockholders	$0.09	0.42	$0.38	0.79

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

The Calculation Period ended on November 1, 2013. The Final Amount of common stock issued under this transaction was 4,853,863 shares, the total of which was valued at $11,116,200 by using the then current trading price on the various issuance dates (NOTE 20).

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

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As described in greater detail above under Part I, Item 1, Note 26 “Ironridge Transaction“, in August 2013, we issued 2,588,888 shares of common stock to Ironridge in connection with Stipulation, which was subject to adjustments as discussed above. In total, we issued 5,933,779 shares of common stock to Ironridge Global IV, Ltd. (“Ironridge”). On November 8, 2013, pursuant to the Order and Stipulation, Ironridge returned 1,079,915 shares to the Company for cancellation.

Item 6.      Exhibits

Exhibit number	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)*
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)*
32.1	Certification of the Chief Executive Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
* Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L & L ENERGY, INC.

Date: March 27, 2014	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: March 27, 2014	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.
Date: March 27, 2014	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO

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

L&L ENERGY, INC.

Date: March 27, 2014	By:	/S/ Dickson V. Lee
	Name:	Dickson V. Lee, CPA
	Title:	CEO

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

L&L ENERGY, INC.

Date: March 27, 2014	By:	/S/ Ian G. Robinson
	Name:	Ian G. Robinson
	Title:	CFO